Form 10-K
TECO ENERGY INC
filed 1995-03-29
CIK 350563

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1994
                                     OR
          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period _____ to _____

          Commission File Number 1-8180

                             TECO ENERGY, INC.
           (Exact name of registrant as specified in its charter)

                 FLORIDA                         59-2052286
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)

               TECO Plaza
         702 N. Franklin Street
             Tampa, Florida                        33602
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (813) 228-4111

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange on
           Title of each class                which registered
      Common Stock, $1.00 par value       New York Stock Exchange
      Common Stock Purchase Rights        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1995 was $2,500,700,067.

Number of shares of the registrant's common stock outstanding as of February 28, 1995 was 116,311,631.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.





                                   PART I

Item 1.   BUSINESS.

TECO ENERGY

     TECO Energy, Inc. (TECO Energy) was incorporated in Florida in 1981, as part of a restructuring in which it became the parent corporation of Tampa Electric Company (Tampa Electric).
     TECO Energy currently owns no operating assets but holds all of the common stock of Tampa Electric and the other subsidiaries listed below. TECO Energy is a public utility holding company exempt from registration under the Public Utility Holding Company Act of 1935.

     TECO Energy has five principal, directly-owned subsidiaries:

          Tampa Electric, a Florida corporation and TECO Energy's largest subsidiary, is an electric utility that serves more than 491,000 retail customers in West Central Florida with a net system generating capability of 3,393 megawatts (MWs).

          TECO Diversified, Inc. (TECO Diversified), a Florida corporation formed in 1987, has four subsidiaries that conduct a substantial portion of the diversified activities of TECO Energy: TECO Coal Corporation (TECO
Coal), TECO Coalbed Methane, Inc. (TECO Coalbed Methane), TECO Properties Corporation (TECO Properties) and TECO Transport & Trade Corporation (TECO Transport).

          TECO Power Services Corporation (TECO Power Services), a Florida corporation formed in 1987, has subsidiaries that own and operate an independent power project in Florida and are building a power generating facility in Guatemala. TECO Power Services also seeks other opportunities both in and outside Florida to develop other independent power and cogeneration projects.

          TECO  Investments, Inc. (TECO Investments), a Florida corporation
formed   in  1987,  invests  capital  in  short-  and  long-term  financial investments.

          TECO Finance, Inc. (TECO Finance), a Florida corporation formed in 1987, is a source of debt capital for the diversified activities of TECO Energy.

     For financial information regarding TECO Energy's significant business segments see Note J on page 53.

     TECO Energy and its subsidiaries had 4,440 employees as of Jan. 1, 1995.

TAMPA ELECTRIC

     T a m pa Electric was incorporated in Florida in 1899 and was reincorporated in 1949. Tampa Electric is a public utility operating wholly within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West
Central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the utility engages in wholesale sales to other utilities which consist of broker economy, requirements and other types of service of varying duration and priority. Tampa Electric has three electric generating stations in or near Tampa and two electric generating stations located near Sebring, a city located in Highlands County in South Central Florida.
     Tampa Electric had 2,828 employees as of Jan. 1, 1995, of which 1,154 were represented by the International Brotherhood of Electrical Workers
(IBEW)  and  333  by  the  Office  and Professional Employees International
Union.
     In 1994, approximately 46 percent of Tampa Electric's total operating revenue was derived from residential sales, 29 percent from commercial sales, 10 percent from industrial sales and 15 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(thousands of dollars)           1994        1993        1992

Residential                 $  505,491  $  464,096  $  444,961
Commercial                     316,772     298,281     287,422
Industrial-Phosphate            58,282      55,116      70,175
Industrial-Other                49,946      48,906      46,497
Sales for resale                70,433      76,055      72,957
Other                           93,941      98,850      83,770
                            $1,094,865  $1,041,304  $1,005,782


     No material part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on Tampa Electric, except that 8 customers in the phosphate industry accounted for 5 percent of operating revenues in 1994.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 7 and 8.
     TECO Transport and TECO Coal subsidiaries sell transportation services and coal to Tampa Electric and to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be billed to Tampa Electric's customers. See Utility Regulation on pages 28 and 29. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference program, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight.

Competition

     Tampa Electric's retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of the self-generation option available to larger industrial users of electric energy. Tampa Electric anticipates that such users, and possibly commercial and residential customers as well, may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business and to continue its efforts to reduce costs and provide high quality service to retail customers.
     There is presently active competition in the wholesale power markets, and this is increasing, largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers under the Public Utility Holding Company Act of 1935 and required utilities to transmit power from such producers, utilities and others to wholesale customers under certain circumstances. In a related development, the two largest electric utilities in Florida have filed new transmission tariffs with FERC. Tampa Electric is challenging various aspects of these tariffs on the grounds that they have anti-competitive effects which adversely affect wholesale power markets and Tampa Electric's ability to compete for wholesale power sales. In addition to these initiatives, Tampa Electric continues its efforts to increase its wholesale business by reducing costs and maintaining competitive prices.

Retail Pricing

     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The basic costs, other than fuel and purchased power, of providing electric service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings that occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties.
     Fuel and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges for prior periods.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.
     Certain non-fuel costs and the accelerated recovery of the costs of conversion from oil-fired to coal-fired generation at Tampa Electric's Gannon Station are recovered through the FPSC's oil backout clause. A c c elerated recovery of this project's costs is obtained through accelerated depreciation, which is permitted in an amount equal to two-thirds of the net fuel savings of the project. The remaining one-third of the savings is realized on a current basis by customers through the fuel adjustment clause. See further discussion in Note A on page 37.

Fuel

     About 99 percent of Tampa Electric's generation for 1994 was from its coal-fired units. The same level is anticipated for 1995.
     Tampa Electric's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1994    1993    1992    1991    1990

Coal                    $ 2.22  $ 2.26  $ 2.23  $ 2.22  $ 2.11
Oil                     $ 2.49  $ 2.69  $ 2.76  $ 3.21  $ 5.21
Gas                         --  $ 3.52  $ 2.43  $ 1.98      --
Composite               $ 2.22  $ 2.27  $ 2.24  $ 2.25  $ 2.14
Average cost per ton
 of coal burned         $53.39  $54.55  $53.65  $53.87  $51.07

     Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burns natural gas and oil.
     Coal. Tampa Electric burned approximately 6.8 million tons of coal during 1994 and estimates that its coal consumption will be 6.9 million tons for 1995. During 1994, Tampa Electric purchased approximately 76 percent of its coal under long-term contracts with seven suppliers, including TECO Coal, and 24 percent of its coal in the spot market or under intermediate-term purchase agreements. About 28 percent of Tampa Electric's 1994 coal requirements were supplied by TECO Coal. During December 1994, the average delivered cost of coal (including transportation) was $52.40 per ton, or $2.18 per million BTU. Tampa Electric expects to obtain approximately 69 percent of its coal requirements in 1995 under long-term contracts with six suppliers, including TECO Coal, and the remaining 31 percent in the spot market. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. Tampa Electric estimates that about 23 percent of its 1995 coal requirements will be supplied by TECO Coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO Coal on pages 8 and 9 and TECO Transport on pages 10 and 11.
     In 1994, about 85 percent of Tampa Electric's coal supply was d e ep-mined and approximately 15 percent was surface-mined. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, h i g h -quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric has supply agreements through Dec. 31, 1995 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. The price for No. 2 fuel oil deliveries taken in December 1994 was $23.00 per barrel, or $3.96 per million BTU. The price for No. 6 fuel oil deliveries taken in August 1994 was $15.10 per barrel, or $2.39 per million BTU. There were no No. 6 fuel oil deliveries taken from September through December 1994.

Franchises

     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.

     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a v a l u ation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     T a m pa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021, including the agreement with the city of Tampa, which expires in August 2006. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by Tampa Electric, which totaled $19.9 million in 1994, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2033 and March 2005, respectively.

Environmental Matters

     Tampa Electric's operations are subject to county, state and federal environmental regulations. The Hillsborough County Environmental Protection C o mmission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. The Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     Tampa Electric has all required environmental permits. In addition, a monitoring program is in place to assure compliance with permit conditions. The company has been identified as one of numerous potentially responsible parties (PRP) with respect to nine Superfund Sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Tampa Electric expects that its liability in connection with these sites will not be significant.
     Expenditures. During the five years ended Dec. 31, 1994, Tampa Electric spent $98.6 million on capital additions to meet environmental requirements, including $45.7 million for the Polk Power Station project. Environmental expenditures are estimated at $69 million for 1995 and $58 million in total for 1996-1999, including, respectively, $65 million and $48 million for the planned Polk Power Station. These totals exclude amounts required to comply with Phase II of the 1990 amendments to the

Clean Air Act.
     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act which became effective Jan. 1, 1995 by using blends of lower-sulfur coal and the use of a small quantity of purchased sulfur dioxide allowances. In support of its Phase I compliance plan, Tampa Electric has entered into two long-term contracts effective in late 1994 for the purchase of low-sulfur coal.
     To comply with Phase II emission standards set for 2000, Tampa Electric would likely use blends of low-sulfur coal and flue gas scrubbing. It expects to spend $35 million of capital to comply with Phase II of the Clean Air Act as described in the Capital Expenditures section on page 27.
     The aggregate effect of Phase I and Phase II compliance on the utility's price structure is estimated to be 2 percent or less.
     In addition to recovering prudently incurred environmental costs through base rates, Tampa Electric can petition the FPSC for such recoveries on a current basis pursuant to a statutory environmental cost recovery procedure.

TECO DIVERSIFIED

     TECO Diversified owns all of the common stock of TECO Coal, TECO Coalbed Methane, TECO Properties and TECO Transport. TECO Diversified and its subsidiaries had 1,493 employees as of Jan. 1, 1995. TECO Diversified is a holding company that owns no operating assets.

TECO Coal

     TECO Coal, a Florida corporation, owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher) and Premier Elkhorn Coal Company (Premier). TECO Coal's subsidiaries own and/or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee.
     In 1994, TECO Coal subsidiaries sold 4.9 million tons of coal, with approximately 60 percent sold to third parties and 40 percent sold to Tampa Electric. About 55 percent of Gatliff's production and third-party purchases were sold to Tampa Electric. This specialty coal has low-ash fusion temperature and low-sulfur characteristics specifically suited for Tampa Electric's Gannon Station units. Rich Mountain has no reserves; it mines coal reserves owned by Gatliff. The majority of production from Clintwood and Premier is sold to third parties.
     Tampa Electric is reducing its specialty coal purchases from Gatliff a s a result of its efforts to reduce costs and its successful experimentation with fluxing conventional steam coal from other sources. TECO Coal's objective is to more than offset the adverse effects of this reduction by increasing the amount of coal sold to third parties, principally from the reserves being developed by Premier.
     Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia.

     The operations of underground mines, including all related surface facilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky and Tennessee mining laws that require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws. TECO Coal's subsidiaries are in compliance with the standards of the various enforcement agencies. TECO Coal is unaware of any mining laws or regulations having a prospective effective date that would materially affect the market price of coal sold by its subsidiaries.
     TECO Coal's subsidiaries have not experienced difficulty in complying with federal, state and local air and water pollution standards in their mining operations. In 1994, approximately $1.1 million was spent on environmental protection and reclamation programs. TECO Coal expects to spend about $2 million in 1995 on these programs.
     The coal mining operations are also subject to the Surface Mining Control and Reclamation Act of 1977 which places a charge of $.15 and $.35 on every net ton mined of underground and surface coal, respectively, to create a fund for reclaiming land and water adversely affected by past coal m i n i ng. Other provisions establish standards for the control of environmental effects and reclamation of surface coal mining and the surface effects of underground coal mining, and requirements for federal and state inspections.

TECO Coalbed Methane

     TECO Coalbed Methane, an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. The company has invested $191 million as the principal investor in three joint ventures that control, in the aggregate, approximately 100,000 acres of lease holdings. In December 1994, TECO Coalbed Methane acquired 10 billion cubic feet of proven reserves in the Black Warrior Basin through its purchase of royalty interests in wells located on or near existing holdings. At the end of 1994, TECO Coalbed Methane had interests in 750 wells that were operational and producing gas for sale. These wells are operated by Taurus Exploration, a unit of Energen Corporation, and, to a much lesser extent, the River Gas Corporation and other third-party operators.
     A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit, a major economic factor, escalates with inflation and could be limited by domestic oil prices. In 1994, domestic oil prices would have had to exceed $46 per barrel for this limitation to be effective.

TECO Properties

     TECO Properties, a Florida corporation, has invested $58 million in eight projects, primarily as a limited partner, and in undeveloped land in the Tampa area. TECO Properties plans to continue a conservative investment approach.

TECO Transport

     TECO Transport, a Florida corporation, owns all of the common stock of four subsidiaries that transport, store and transfer coal and other bulk commodities. TECO Transport currently owns no operating assets.
     All of TECO Transport's subsidiaries perform substantial services for Tampa Electric as well as for other customers. In 1994, approximately 46 percent of TECO Transport's revenues were from third-party customers and 54 percent from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going barges is for domestic phosphate movements and domestic and international movements of other bulk commodities. Both the terminal and river transport operations handle a variety of bulk commodities for third-party customers.
     A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal customers and participation in the U.S. bulk cargo preference program.
     On Nov. 2, 1993 Gulfcoast Transit Company (Gulfcoast) and its affiliated transport companies, all subsidiaries of TECO Transport, received notice from the Commodity Credit Corporation (CCC) of the United S t a t es Department of Agriculture of a temporary suspension from participating in the U.S. bulk cargo preference program. Effective April 22, 1994, the CCC terminated the suspension, allowing Gulfcoast to resume participation in the U.S. bulk cargo preference program.
     Primary competitors of TECO Transport's barge subsidiaries, Gulfcoast, which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi and Ohio rivers, are other barge and shipping lines and railroads. There are a number of companies offering transportation services on the waterways s e r v e d by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.
     Electro-Coal Transfer Corporation (Electro-Coal) operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and another land-based terminal located nearby.
     The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.
     The Interstate Commerce Act, as amended in December 1973, exempts from r e gulation water transportation of dry bulk commodities that were transported in bulk as of June 1, 1939. In 1994, all water transportation by TECO Transport's subsidiaries was within this exemption.
     TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 that authorizes the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. Compliance with this Act has had no material effect on TECO Transport's capital expenditures, earnings and competitive position, and no such effect is anticipated. In 1994, TECO Transport spent $331,000 for environmental control. Environmental expenditures are estimated at $272,000 in 1995, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana.

TECO POWER SERVICES

     TECO Power Services, a Florida corporation, has subsidiaries that own and operate an independent power project in Florida and are building a power generating facility in Guatemala. TECO Power Services also seeks opportunities to develop other independent power and cogeneration projects. TECO Power Services had 45 employees as of Jan. 1, 1995.
     Hardee Power Partners Limited (Hardee Power), a Florida limited p a r t nership whose general and limited partners are wholly owned subsidiaries of TECO Power Services, owns the Hardee Power Station, a 295-MW combined cycle electric generating facility located in Hardee County, Florida, which began commercial operation on Jan. 1, 1993. Hardee Power has 20-year power service agreements, for all of the capacity and energy of the Hardee Power Station, with Seminole Electric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 11 electric distribution cooperatives, and with Tampa Electric. Under the Seminole contract, Hardee Power has agreed to supply Seminole Electric with an additional 145 MWs of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric, and at the option of Seminole Electric, to expand the Hardee Power Station's capacity by 145 MWs for the second 10 years of the contract. Tampa Electric also has the right under its contract to require the expansion of the Hardee Power Station, subordinate to Seminole Electric's expansion option.
     The Hardee Power Station is fueled by natural gas and No. 2 fuel oil. Hardee Power has contracted for the supply and transportation of natural gas for the Hardee Power Station through Dec. 31, 2002 with an option to extend the contract through Dec. 31, 2012. About 93 percent of Hardee Power Station's generation for 1994 was from natural gas.

     Hardee Power's average fuel cost per million BTU has been as follows:

          Average cost
           per million BTU:      1994     1993

          Oil                    $3.68  $ 4.86
          Gas                    $2.02  $ 2.51
          Composite              $2.40  $ 2.74


     The price for natural gas deliveries taken in December 1994 was $2.47 per thousand cubic feet, or $2.40 per million BTU. The price for fuel oil deliveries taken in May 1994 was $23.45 per barrel, or $4.03 per million
BTU. There were no fuel oil deliveries taken in the third and fourth quarters of 1994.

     Through its ownership and operation of wholesale generating facilities in the U.S., TECO Power Services is subject to regulation by the FERC in various respects. Depending upon the nature of the project, FERC may regulate, among other things, the rates, terms and conditions for the sale of electric energy.
     Like Tampa Electric, the U.S. operations of TECO Power Services are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.
     A project entity substantially owned by a subsidiary of TECO Power Services has signed a dollar-denominated power sales agreement with an electric utility in Guatemala, to provide 78 MWs of capacity for 15 years starting in mid-1995. The TECO Power Services subsidiary will initially own an 87.5-percent interest in the project, and a prominent Guatemalan business group will own the remaining 12.5-percent interest with an option to increase its interest to 25 percent after commercial operation. TECO Power Services has obtained a letter of commitment from the Overseas
Private Investment Corporation, an agency of the U.S. government, for political risk insurance covering up to 90 percent of TECO Power Services' equity investment and economic returns. The project, which is currently under construction, will consist of two combustion turbines and cost approximately $50 million.

TECO INVESTMENTS

     TECO Investments' assets consist of short- and long-term financial investments. The portfolio includes a continuing investment in leveraged leases of $66 million. At Dec. 31, 1994, the net leveraged lease investment had a zero balance.

TECO FINANCE

     TECO Finance raises short- and long-term debt capital for the diversified activities of TECO Energy. It has its own credit ratings, based on a guarantee by TECO Energy. TECO Finance owns no operating assets.

Item 2.   PROPERTIES.

     TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

     Tampa Electric had four electric generating plants and four combustion turbine units in service with a total net generating capability at Dec. 31, 1994 of 3,393 MWs, including Big Bend (1,747-MW capability for four coal units), Gannon (1,196-MW capability for six coal units), Hookers Point (212-MW capability for five oil units), Phillips (34-MW capability for two diesel units) and four combustion turbine units located at the Big Bend and Gannon stations (204 MWs). Capability as used herein represents the demonstrable dependable load carrying abilities of the generating units during peak periods as proven under actual operating conditions. Units at

Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability for one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     Tampa Electric owns approximately 4,350 acres of previously mined phosphate land located in Polk County, Florida. This site will accommodate the planned Polk Unit One electric power plant and additional generating capacity in the future. Polk Unit One is discussed further under Capital Expenditures on page 27.
     Tampa Electric owns 176 substations having an aggregate transformer c a p a city of 15,231,497 KVA. The transmission system consists of approximately 1,183 pole miles of high voltage transmission lines, and the distribution system consists of 6,791 pole miles of overhead lines and 2,357 trench miles of underground lines. As of Dec. 31, 1994, there were 491,101 meters in service. All of the foregoing property is located within Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for the office building in downtown Tampa, Florida, that serves as headquarters for TECO Energy, Tampa Electric, and certain other TECO Energy subsidiaries.

TECO COAL

     TECO Coal's subsidiary, Gatliff, has 76,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,300 acres in fee and leases 66,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves of 50 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines.
     Clintwood has 5,000 acres of coal reserves held under long-term leases in Pike County, Kentucky. These properties contain estimated proven and probable reserves of 7 million tons. Clintwood owns and operates a rail tipple and a coal preparation plant near the mines.
     Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves.

     Pike-Letcher controls 50,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 115 million tons.
     Premier owns and operates a preparation plant and unit-train loadout facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves, which are leased from Pike-Letcher. Premier does not own any coal reserves.

TECO COALBED METHANE

     TECO Coalbed Methane's interest in proven gas reserves at Dec. 31, 1994 was independently estimated to be 172.7 billion cubic feet for 462 wells. Its interests in proven and probable recoverable gas reserves are estimated at 190 billion cubic feet for a total of 750 wells.
     TECO Coalbed Methane's share of production for 1994 was 19.5 billion cubic feet.

TECO TRANSPORT

     TECO Transport's principal office is in leased premises in Tampa, Florida.
     Electro-Coal's storage and transfer terminal is on a 1,070-acre site fronting on the Mississippi River approximately 40 miles south of New Orleans. Electro-Coal owns 342 of these acres in fee, with the remainder held under long-term leases.
     Mid-South operates a fleet of 14 towboats and 538 river barges, nearly all of which it owns, on the Mississippi and Ohio rivers. Mid-South owns 15 acres of land fronting on the Ohio River at Metropolis, Illinois on which its operating offices, warehouse and repair facilities are located. Fleeting services for its barges and those of other barge lines are performed at this location and on the upper Mississippi River near the mouth of the Kaskaskia River.
     Gulfcoast operates a fleet of 13 ocean-going tug/barge units, with a combined cargo capacity of over 339,000 tons.

TECO POWER SERVICES

     Hardee Power has a 22-year lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida on which the Hardee Power Station is located.
     In addition, a TECO Power Services' subsidiary has a significant interest in a project entity that owns 7.4 acres in Guatemala on which a 78-MW generating facility is being constructed.


Item 3.   LEGAL PROCEEDINGS.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1994 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:
                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years

Timothy L. Guzzle     58           Chairman of the Board and Chief
                                   Executive Officer, July 1994 to date;
                                   Chairman of the Board, President and
                                   Chief Executive Officer, 1991 to July
                                   1994; and
                                   prior thereto, President and
                                   Chief Operating Officer.

Girard F. Anderson    63           President and Chief Operating Officer,
                                   July 1994 to date; and prior thereto,
                                   Executive Vice President-Utility
                                   Operations and President and Chief
                                   Operating Officer of Tampa Electric
                                   Company.

Alan D. Oak           48           Senior Vice President-Finance,
                                   Treasurer and Chief Financial Officer.

Roger H. Kessel       58           Vice President-General Counsel and
                                   Secretary, 1992 to date; and prior
                                   thereto, Vice President-General
                                   Counsel.

Keith S. Surgenor     47           Vice President-Human Resources and
                                   President and Chief Operating Officer
                                   of Tampa Electric Company, July 1994 to
                                   date; and prior thereto, Vice
                                   President-Human Resources.
__________________________

     There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 19, 1995, and until his successor is elected and qualified.

                                  PART  II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The following table shows the composite high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                    1st       2nd       3rd       4th
     1994
     High           22 5/8    20 7/8    21        21
     Low            19 1/8    18 1/4    18 1/8    18 1/2
     Close          19 1/2    19 1/8    19 1/4    20 1/4
     Dividend       $.24s     $.2525    $.2525    $.2525
         (1)
     1993
     High           23        23 13/16  25 7/8    25 5/8
     Low            20 3/16   21 13/16  23 5/8    22 1/8
     Close          23        23 5/8    25 1/2    22 5/8
     Dividend       $.2275    $.24      $.24      $.24

___________________

(1)  Restated to reflect a two-for-one stock split on Aug. 30, 1993.

     The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 28, 1995 was 32,543.

     TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's Restated Articles of Incorporation and certain of the supplemental indentures relating to different series of its First Mortgage Bonds contain restrictions as to the payment of dividends on the common stock of Tampa Electric and as to the purchase or retirement of capital stock of Tampa Electric. Substantially all of Tampa Electric's retained earnings were available for dividends throughout 1994.

   Item 6.   SELECTED FINANCIAL DATA.

   Year ended Dec. 31,      1994       1993       1992       1991       1990

   Revenues (1)         $1,350.9   $1,283.9   $1,183.2   $1,154.1   $1,097.1

   Income before
    restructuring
    charge and
    cumulative effect
    of change in
    accounting
    principle(1)        $  168.6   $  150.3   $  149.0   $  145.3   $  139.4
   Restructuring
    charge (after tax)     (15.4)        --         --         --         --
   Income before
    cumulative effect
    of change in
    accounting principle   153.2      150.3      149.0      145.3      139.4
   Cumulative effect
    of change in
    accounting
    principle (1)             --       11.2         --         --         --
   Net income (1)       $  153.2   $  161.5   $  149.0   $  145.3   $  139.4

   Earnings per average
   share outstanding:
    Before restructuring
     charge and cumulative
     effect of change
     in accounting
     principle (2)      $   1.45   $   1.30   $   1.30   $   1.28   $   1.23
    Restructuring
     charge                 (.13)        --         --         --         --
    Before cumulative
     effect of change
     in accounting
     principle              1.32       1.30       1.30       1.28       1.23
    Cumulative effect
     of change in
     accounting
     principle(2)             --        .10       --         --         --
   Earnings per average
     common share
     outstanding(2)     $   1.32   $   1.40   $   1.30   $   1.28   $   1.23

   Common dividends
    paid per share(2)   $  .9975   $  .9475   $  .8975   $  .8475   $  .7975
   Total assets (1)(3)  $3,312.2   $3,123.3   $3,020.6   $2,833.6   $2,513.0
   Long-term debt(1)(3) $1,023.9   $1,038.8   $1,044.9   $  907.9   $  762.9
   _________________
   (1) Millions of dollars.
   (2) Restated to reflect a two-for-one stock split on Aug. 30, 1993.
   (3) The total asset and long-term debt balances for 1993 and 1992 have been restated to reflect current year presentation.

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     EARNINGS SUMMARY
          TECO Energy achieved earnings of $1.45 per share in 1994, before a corporate restructuring charge, a 4-percent increase over 1993 earnings of $1.39 per share. After the one-time 13-cent charge in the fourth quarter for corporate restructuring, earnings were reported at $1.32.
          Earnings grew in 1994 on the strength of increased retail energy sales at Tampa Electric and greater third-party business at TECO Coal while overall diversified earnings declined.
          Earnings growth in 1993 came primarily from the diversified companies while Tampa Electric's earnings were level with 1992's. In 1993 TECO Coalbed Methane had a nearly 50-percent increase in production along with higher gas prices and TECO Coal increased sales to third parties from the reserves acquired in 1991. Also in January 1993, TECO Power Services began commercial operation of the Hardee Power Station, which added 5 cents per share.
          The restructuring charge recorded in the fourth quarter reduced 1994 reported earnings per share by 13 cents. Approximately 70 percent of the charge represents costs associated with retirement benefits. The restructuring program included a 10-percent reduction in staffing levels and other cost reductions primarily at Tampa Electric. 1993's results included three non-operating items: a 5-cent-per-share non-recurring charge at Tampa Electric associated with a coal pricing settlement; a 4-cent-per-share charge primarily due to the impact on deferred tax balances caused by an increase in the federal corporate income tax rate; and a 10-cent-per-share benefit resulting from the adoption of Financial Accounting Standard (FAS) No. 109, on accounting for income taxes.
          Earnings per share and shares outstanding for years prior to 1993 have been restated throughout this report to reflect a two-for-one stock split on Aug. 30, 1993.

     Earnings per share          1994  Change     1993  Change     1992
     Earnings before
       restructuring charge
       and non-operating
       items, net               $1.45    4.3%    $1.39    6.9%    $1.30
     Restructuring charge        (.13)    -          -      -         -
     Non-operating items, net       -     -        .01      -         -
     Earnings per share         $1.32   -5.7%    $1.40    7.7%    $1.30

     Net income before
      restructuring
      charge (millions)        $168.6    4.8%   $160.9    8.0%   $149.0
     Net income (millions)     $153.2   -5.1%   $161.5    8.4%   $149.0

     Average common shares
      outstanding (millions)    115.9     .5%    115.3     .6%    114.6

     Return on average
      common equity              14.8%(1)         15.0%           14.7%
     (1) Excludes the effect of a one-time corporate restructuring charge.

     OPERATING RESULTS
     TECO Energy's Operating Results
          A strong performance in 1994 by Tampa Electric, where operating income before the restructuring charge increased 5 percent over 1993, contributed to an increase in consolidated operating income before the restructuring charge. Growth in 1993's consolidated operating income resulted from a strong performance by the diversified companies.
          Almost 4-percent higher retail energy sales, higher retail energy prices effective in 1994 and a continued focus on cost control contributed to the rise in Tampa Electric's operating income in 1994. TECO Coal increased coal shipments to third parties, although weak markets in the marine shipping business resulted in lower operating income from the diversified companies.

          The following table identifies the unconsolidated revenues and operating income of the significant operating groups.

     Contributions by operating group (unconsolidated)

     Revenues (millions)          1994 Change      1993 Change      1992

     Tampa Electric           $1,094.9   5.1%  $1,041.3   3.5%  $1,005.7
     Diversified Companies    $  470.9   -.7%  $  474.4  26.2%  $  375.8

     Operating income before restructuring charge (millions)

     Tampa Electric             $225.8   5.2%    $214.6   -.2%    $215.0
     Diversified companies*     $ 71.1  -6.3%    $ 75.9  23.4%    $ 61.5

     * Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.


     Tampa Electric's Operating Results
          Tampa Electric's operating income before the restructuring charge increased 5 percent in 1994. Higher base revenues from retail customer growth, increased retail energy usage and a retail price increase effective in January were partially offset by higher operating expenses.
          Tampa Electric's 1993 operating income was even with 1992's as increased operating income from nearly 2-percent customer growth and a retail price increase were offset by higher operating expenses.

                                  1994 Change      1993 Change      1992
     (millions of dollars)
     Revenues                 $1,094.9   5.1%  $1,041.3   3.5%  $1,005.7
     Operating expenses          869.1   5.1%     826.7   4.6%     790.7
     Operating income
       before restructuring
       charge                    225.8   5.2%     214.6   -.2%     215.0

     Restructuring charge         21.3     -        -       -        -

     Operating income         $  204.5  -4.7%  $  214.6   -.2%  $  215.0

     Tampa Electric's Operating Revenues
          Tampa  Electric's  revenues  rose  in  1994  with retail customer growth of 2 percent and increased retail energy sales of almost 4 percent. In 1993 customer growth of almost 2 percent and higher long-term contract sales to other utilities increased operating revenues. Retail price increases of $16 million and $12 million became effective January 1994 and February 1993, respectively.
          Retail megawatt-hour sales declined slightly in 1993, as a result of the significant reduction in energy demand from industrial phosphate customers. This industry experienced a sharp recession in 1993.
          The economy in Tampa Electric's service area showed significant strength in 1994 after slow growth in 1993 and 1992. As a result residential and commercial energy sales were up by 4 percent in 1994. Sales to the phosphate industry also grew, up by more than 3 percent in 1994 as these companies recovered from their industry-wide recession.
          With continued economic recovery, total retail energy sales are expected to remain strong. Energy sales growth in the residential and commercial sectors are expected to be 2.5-3.0 percent for the next five years. Energy sales to industrial customers are expected to represent a smaller percentage of total energy sales over the same period. This is primarily due to the depletion of phosphate reserves and the resulting movement of mining activities out of Tampa Electric's service area.
           Non-fuel revenues from sales to other utilities were $33 million in 1994, $34 million in 1993 and $33 million in 1992. Energy sold to other utilities declined in 1994 because of lower-priced oil and gas-fired generation available on other systems. By shifting to higher-margin longer-term power sales agreements, the 10-percent decline in sales to other utilities in 1994 resulted in only a 3-percent decline in non-fuel revenues.
          Signing of longer-term wholesale power sales agreements remains a priority. Within the last three years, Tampa Electric has added seven bulk power sales contracts of varying capacities and terms. Low-cost, coal-fired generation has allowed Tampa Electric to market its available capacity successfully.

     Tampa Electric               1994 Change      1993 Change      1992
       Megawatt-hour sales
        (thousands)
       Residential               5,947   4.2%     5,706   2.6%     5,560
       Commercial                4,583   3.4%     4,432   2.3%     4,333
       Industrial                2,278   1.9%     2,236 -14.8%     2,625
       Other                     1,124   4.7%     1,073   3.8%     1,034
         Total retail           13,932   3.6%    13,447   -.8%    13,552
       Sales for resale          2,102  -9.8%     2,330 -14.0%     2,710
         Total energy sold      16,034   1.6%    15,777  -3.0%    16,262

       Retail customers        485,698   1.8%   477,010   1.7%   468,997
       (average)

     Tampa Electric's Operating Expenses
          Effective cost management and efficiency improvements continued to be principal objectives at Tampa Electric. Total operating expenses in 1994 include the restructuring charge discussed in the
     Earnings Summary section, the $4-million annual charge to develop a t r ansmission and distribution property storm-damage reserve in accordance with regulatory directives described in the Utility Regulation section and the effects of accounting for fuel expense in accordance with Florida Public Service Commission (FPSC) requirements. Absent these three items, total operating expense increased 4 percent over 1993.

                                  1994 Change      1993 Change      1992
     (millions of dollars)

     Other operating expenses   $171.6   8.8%    $157.7   9.8%    $143.6
     Maintenance                  72.9   2.1%      71.4   4.2%      68.5
     Depreciation                115.1   2.9%     111.9   9.6%     102.1
     Taxes, other than income     86.8   3.9%      83.5   6.2%      78.6

      Operating expenses         446.4   5.2%     424.5   8.1%     392.8

     Restructuring charge         21.3    -          -     -          -

     Fuel                        389.3   7.2%     363.2  -4.0%     378.2
     Purchased power              33.4 -14.4%      39.0  98.0%      19.7
       Total fuel cost           422.7   5.1%     402.2   1.1%     397.9

     Total operating expenses   $890.4   7.7%    $826.7   4.6%    $790.7

          Other operating expenses increased 5 percent, excluding amounts r e covered through FPSC-approved cost recovery clauses and the $4 million accrual for the storm damage reserve. Included in the increase were higher employee-related expenses, higher accruals for s e l f -insurance liability reserves and increased expenses for regulatory activity.

          The largest employee-related increase in expense was the pay-at-risk program for all employees. This program, which began in 1992, places a percentage of all employees' pay at risk subject to the company achieving or surpassing various annual goals. The program is strongly linked to operating results; good results in 1994 produced a higher payout than in 1993. This program will continue with an increasing pay-at-risk component for all employees in 1995.
          The restructuring actions taken in 1994 will help mitigate future increases in other operating expenses. Tampa Electric expects to recover the $21.3 million corporate restructuring charge through lower operating expenses within two years.
          The increase in other operating expense in 1993 included $6.3 million related to changes in accounting for postemployment benefits. Higher medical coverage costs and other employee-related expenses and greater regulatory activity increased 1993 expenses.
          Continued efforts at cost control reduced maintenance expense in many areas of the company in 1994 and helped partially offset increased scheduled generating unit maintenance expenses during the year. Ongoing work redesign efforts and equipment modifications and enhancements will help moderate maintenance expense increases in the future.
          Maintenance expense in 1993 were unchanged from 1992, excluding $2.5 million of oil backout costs which are recovered through a specific FPSC-approved recovery clause.
          Depreciation expense increased both years because of normal additions to plant and equipment. A large increase in 1993 was due primarily to the transfer of the assets of the Gannon Project Trust to Tampa Electric.
          Taxes, other than those on income, were up each year, mainly reflecting higher gross receipts taxes and franchise fees which were included in customer bills. Property taxes also contributed to the increase in 1993.
          Total fuel cost and purchased power expense was 5 percent higher in 1994 due to the accounting for deferred fuel expense consistent with the FPSC-approved fuel clause. Actual system fuel cost was in line with 1993 due to the mix in operating generating units and Tampa Electric's success in using lower-priced coals. In 1993 the average fuel price increased due to an unavailability of lower-priced spot coal caused by the United Mine Workers' strike.
          Tampa Electric purchased less energy in 1994 because its g e n erating units performed at higher levels of availability. Substantially all fuel and purchased power expenses were recovered through the Fuel and Purchased Power Cost Recovery Clause.
          Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal. Coal prices are expected to remain stable during the next few years compared with either oil or gas prices, and the company continues to work to reduce its fuel costs.

     Coal Contract Buyout
          In December 1994 Tampa Electric bought out an existing long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The price of the coal supplied under the new contracts was competitive in price with coals of comparable quality.
          The  new  contracts  will  allow  Tampa  Electric to increase its participation in a more favorable coal market. At the same time, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004.
          Tampa Electric requested and the FPSC authorized it to recover the buy-out cost plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the next ten years.

     Diversified Companies' Operating Results
          The  diversified  companies had operating income of $71.1 million in 1994 before the $2.5 million restructuring charge compared with $75.9 million in 1993 and $61.5 million in 1992.
          The decrease in 1994 operating income from the diversified companies reflected the effects of a difficult year for TECO Transport & Trade in the ocean shipping business. TECO Coalbed Methane's operating income was reduced by lower gas prices in the second half of the year, despite a 16-percent increase in production. These results more than offset improvements in other diversified businesses. The increase in 1993 resulted from the sale of energy and capacity from the Hardee Power Station and higher gas and coal production.

                                  1994 Change      1993 Change      1992
     (millions of dollars)
       Revenues                 $470.9   -.7%    $474.4  26.2%    $375.8
       Operating expenses        399.8    .3%     398.5  26.8%     314.3
       Operating income           71.1  -6.3%      75.9  23.4%      61.5
         before charge(1)
       Restructuring charge        2.5     -        -       -        -

       Operating income         $ 68.6  -9.6%    $ 75.9  23.4%    $ 61.5

     (1) Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

          Late in 1994, TECO Coal completed construction of a high-speed unit-train loading facility and a state-of-the-art coal washing and preparation plant. This infrastructure will enable TECO Coal to mine and sell the coal reserves acquired in 1991 more effectively. Total tonnage grew almost 7 percent to 4.9 million tons in 1994, up from 4.6 million tons in 1993 and 3.7 million tons in 1992. This growth came from sales to third parties and more than offset reduced tonnage to Tampa Electric, where lower energy sales to other utilities reduced the demand for this coal.
          In 1993, higher sales to third parties offset the impact of lower pricing to Tampa Electric under a settlement agreement approved by the FPSC in 1993.
          TECO Coal expects sales to increase to more than 6 million tons in 1995 as eastern utilities meet increased demand with existing coal-fired generating capacity and use low-sulfur coal to comply with the Clean Air Act.
          TECO Coalbed Methane's production rose to 19.5 billion cubic feet
     (Bcf)  in  1994,  up  from  16.8  Bcf  in  1993  and 12.2 Bcf in 1992.
     O p e rating income, including the Section 29 tax credit, grew substantially in 1993 with increased production and higher gas prices. Average gas prices declined significantly in the second half of 1994 more than offsetting the impact of 16-percent higher production in 1994.
          In December 1994 TECO Coalbed Methane acquired 10 Bcf of proven reserves in the Black Warrior Basin through its purchase of royalty interests in wells located on or near TECO Coalbed Methane's existing holdings. Production from all of these reserves through the year 2002 are eligible for alternative energy tax credits under Section 29. Expected production increases from this acquisition should more than offset the gradual decline in output from the existing wells in 1995. In 1993 TECO Coalbed Methane purchased Transco Energy Company's coalbed methane properties, also adjacent to the existing holdings.
          Operating income from TECO Power Services remained stable in 1994. In 1993, TECO Power Services made its initial contribution to operating income from its Hardee Power Station which began commercial operation in January of that year.
          A project entity owned by TECO Power Services and a Guatemalan party has signed a power sales agreement with an electric distribution utility in Guatemala to provide 78 megawatts (MW) of capacity for 15 years starting in mid-1995. TECO Power Services will initially own an 87.5-percent interest in the project and a prominent Guatemalan business group will own the remaining 12.5-percent interest with the option to increase it to 25 percent after commercial operation.
          The project will consist of two combustion turbines and cost approximately $50 million. TECO Power Services expects to secure project debt to finance a portion of the project cost.
          TECO Transport & Trade reported lower operating income in 1994 due to reduced overseas grain business and adverse weather early in the year, which more than offset improved utilization of the river fleet and good performance at the storage and transfer facility. TECO Transport's overseas grain business was adversely impacted by the U.S. Department of Agriculture's suspension that was lifted in April 1994, reduced U. S. bulk cargo preference program tonnage, lower grain charter prices and a late start to 1994 movements caused by high grain prices. Grain movements have returned to more normal levels, but transportation prices continue to be weak. In addition, the loss of an ocean barge in a winter storm off the coast of Louisiana had an adverse impact on the fleet's utilization. The barge was fully insured and there was no loss of life.

     Diversified Companies' Operating Revenues
          The diversified companies revenues decreased slightly in 1994 as growth in coal revenues was more than offset by decreased revenues from the water transportation business. Revenues increased in 1993 from the sale of capacity and energy from TECO Power Services and higher coalbed methane gas and coal production.
          Most of the gas production from TECO Coalbed Methane during the three-year period was sold to an interstate pipeline company under a long-term contract with prices based on the spot market for on-shore Louisiana gas. The contract expires in March 1995, and a replacement contract is being negotiated.

     Diversified Companies' Operating Expenses
          Operating expenses for the diversified companies increased only slightly in 1994 reflecting higher coal and natural gas production. 1993's operating expense increase is primarily due to the addition of the Hardee Power Station and changes in accounting for post-employment benefits, as described in the Accounting Standards section.
          T h e diversified companies recorded a one-time charge of $2.5 million for corporate restructuring in 1994. This charge included reductions in staffing levels and other cost reductions.

     NON-OPERATING ITEMS

     Other Income (Expense)
          Other income in 1994 consisted mostly of investment earnings which increased because of higher returns in 1994.
          Allowance for funds used during construction (AFUDC) in 1994 more than doubled from 1993 levels. AFUDC will continue to increase in 1995 and 1996 with the construction of Tampa Electric's Polk Unit One.
          In 1993, Tampa Electric recorded as other expense a one-time $10-million pretax charge, or 5 cents per share, associated with an FPSC-approved settlement agreement between Tampa Electric and the Office of Public Counsel, described in the Utility Regulation section. Excluding this $10-million charge, other income was $2.9 million in 1993, down from $4.6 million in 1992. These amounts consist mostly of investment earnings which declined in 1993 because of lower prevailing short-term interest rates.

     Interest Charges
          Interest charges were $77.1 million in 1994, up slightly from 1993. Savings from the refinancing of long-term debt accomplished in 1993 substantially offset the impact of rising short-term interest rates in 1994. The increase in 1993 reflected the interest on the Hardee Power Station which had been capitalized prior to 1993. Interest costs in 1993 also were affected by lower interest rates offset by higher average balances of long-term debt.

     Income Taxes
          1994 income tax expense was almost 17 percent below 1993 levels, primarily due to a higher Section 29 tax credit related to coalbed methane gas production and lower taxable income because of the restructuring charge. In addition, 1993 income tax expense included a charge for restating deferred income tax balances to reflect the federal income tax rate increase to 35 percent.
          Primarily due to the tax credits related to the production of coalbed methane, income tax expense was reduced to 23 percent of pretax income in 1994, 26 percent in 1993 and 27 percent in 1992. Reflecting increased production, these tax credits totaled $19.6 million in 1994, up from $16.6 million in 1993 and $12.0 million in 1992. The tax credit rate was estimated at $1.01 per thousand cubic feet in 1994 and was 98 cents in 1993 and 96 cents in 1992. This rate escalates with inflation and could be limited by domestic oil prices. In 1994, domestic oil prices would have had to exceed
     $46 per barrel for this limitation to have become effective. The federal tax credit on production of coalbed methane is available through the year 2002.
          Effective Jan. 1, 1993, the federal corporate income tax rate increased from 34 percent to 35 percent. The impact of this change in 1993 was $4.4 million, about half of which related to the adjustment of deferred tax balances as required by FAS 109.

     ACCOUNTING STANDARDS

     Income Tax Accounting
          In 1993 TECO Energy and its subsidiaries adopted FAS 109, Accounting for Income Taxes, which required the use of the liability method in accounting for income taxes. The cumulative effect of the adoption of FAS 109 increased net income by $11.2 million or 10 cents per share. As permitted by FAS 109, TECO Energy elected not to restate the financial statements for prior years.

     Postemployment Benefits
          TECO Energy and its subsidiaries adopted FAS 106, Accounting for Postretirement Benefits Other than Pensions, effective Jan. 1, 1993. The rates approved by the FPSC for Tampa Electric in 1993 and 1994 reflect full cost accrual of postretirement benefits as required by FAS 106. Therefore the effect on earnings of adopting this new standard was limited to the diversified companies and reduced earnings per share by 2 cents in 1993. TECO Energy and its subsidiaries also adopted FAS 112, Accounting for Postemployment Benefits, in 1993. Adoption of this new standard reduced earnings per share by 2 cents in 1993.

     Investments in Securities
          In 1994 TECO Energy adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires fair value accounting for these securities. Adopting this standard did not have a significant impact on TECO Energy's financial position or results of operations.

     CAPITAL EXPENDITURES
          TECO Energy's 1994 capital expenditures of $309 million consisted of $231 million for Tampa Electric, which included $6 million of AFUDC, and $78 million for the diversified companies.
          Tampa Electric spent $97 million in 1994 on construction of Polk Unit One, a 250-megawatt coal-gasification plant. The cash cost of the plant is estimated at about $450 million, net of $110 million in construction funding from the U.S. Department of Energy under its Clean Coal Technology Program. Site preparation and construction began in mid-1994 with commercial operation expected in the fourth quarter of 1996. In addition, Tampa Electric spent $128 million for equipment and facilities to serve the growing customer base and provide for generating equipment improvements.
          At the diversified companies in 1994, TECO Transport & Trade spent $19 million for a river towboat, river barges, and normal
     e q uipment replacement and improvements. TECO Coalbed Methane's investment of $12 million in 1994 included the purchase of royalty rights to 10 Bcf of additional reserves in the Black Warrior Basin and enhancements to existing wells. TECO Coal spent $47 million primarily on completion of the unit-train loading facilities and a coal washing and preparation plant.
          TECO Energy estimates total capital expenditures for ongoing operations at $420 million for 1995 and $670 million from 1996 through 1999, excluding AFUDC.
          Tampa Electric expects to spend $320 million in 1995 and $570 m i l lion during the 1996-1999 period, mainly for distribution facilities to meet customer growth and for construction of Polk Unit One. An estimated $205 million will be spent on this project in 1995, and $60 million in 1996. At the end of 1994, Tampa Electric had outstanding commitments of about $175 million for the construction of Polk Unit One.
          Included in Tampa Electric's expected capital expenditures is $35 million in the 1995 to 1999 period to comply with Phase II of the Clean Air Act, primarily for nitrogen oxide emission reductions, emissions monitoring equipment and sulfur dioxide emission reductions through scrubbing. This amount excludes the capital expenditures that may be required for an additional new scrubber, if required, to comply with the Clean Air Act.
          The diversified companies expect capital expenditures of about $100 million in 1995 and $100 million for the 1996-1999 period, including a 78-MW power generating facility in Guatemala in 1995, coal mining equipment and normal asset replacement and enhancement.
          At the end of 1994, $21 million had been committed including TECO Transport & Trade's purchase of a self-unloading ocean barge it had previously leased. In January 1995, a TECO Power Services subsidiary and a Guatemalan party entered into a power sales agreement to supply 78 MW of capacity to a Guatemalan utility from a plant to be built in that country. TECO Power Services will spend $43 million for its share of the $50 million total construction cost.

     ENVIRONMENTAL COMPLIANCE
          Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act which became effective Jan. 1, 1995 by using blends of lower-sulfur coal and the use of a small quantity of purchased sulfur dioxide allowances. In connection with its Phase I compliance plan, Tampa Electric has entered into two long-term contracts effective in late 1994 for the purchase of low-sulfur coal.
          To comply with Phase II emission standards set for 2000, Tampa Electric would likely use blends of low-sulfur coal and flue gas scrubbing. The aggregate effect of Phase I and Phase II compliance on the utility's price structure is estimated to be 2 percent or less.
          Tampa Electric expects to spend $35 million of capital to comply with Phase II of the Clean Air Act as described in the Capital Expenditures section.

     UTILITY REGULATION
     Price Increase
     The FPSC granted Tampa Electric a $1.2 million base revenue increase and a $10.3 million revenue increase primarily associated with recovery of purchased power capacity payments effective in early February 1993. The utility received an additional base revenue increase of $16 million effective Jan. 1, 1994. The FPSC decision reflected overall allowed regulatory rates of return of 8.20 percent in 1993 and 8.34 percent in 1994, which include an allowed regulatory rate of return on common equity of 12 percent, the midpoint of a range of 11 percent to 13 percent. The FPSC approved for inclusion in rate base $19 million of construction work in progress in 1993 and $55 million in 1994.
          On March 25, 1994 the FPSC issued an order that changed Tampa Electric's authorized regulatory rate of return on common equity to an
     11.35 percent midpoint with a range of 10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property and ordered Tampa Electric to prepare a study of the appropriate annual accrual and the appropriate balance for this reserve. Tampa Electric filed this study with the FPSC in September 1994. In February 1995 the FPSC approved the accrual of $4 million annually and a total amount to be reserved of $55 million as supported by the study. The $55 million total amount is subject to review in future years.
          On July 18, 1994 the FPSC issued an order approving an agreement between its staff and Tampa Electric to cap the utility's authorized regulatory rate of return on common equity at 12.45 percent for calendar year 1994 only. Any earnings above that amount would be used to increase the storm damage reserve. Tampa Electric did not exceed the 12.45 percent cap in 1994 and, therefore, accrued only the $4 million to the storm damage reserve.
          Tampa Electric expects to file for inclusion of the Polk Unit One in rate base in 1996. Tampa Electric is exploring a number of alternatives in addition to its cost reduction efforts to mitigate the impact of any base price change on the total bill that customers pay.

     Coal Settlement
          In February 1993, the FPSC approved an agreement between Tampa Electric and Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by Tampa Electric from its affiliate, Gatliff Coal, a subsidiary of TECO Coal. Tampa Electric agreed to refund $10 million plus interest to its customers through the fuel adjustment clause over a 12-month period beginning April 1, 1993. In 1993, Tampa Electric refunded $7.6 million to its customers and refunded the remaining $2.4 million in 1994.

     FERC Transmission/Interchange Proceedings
          Tampa Electric is one of several utilities that have intervened in Florida Power & Light's (FPL) proceeding before the Federal Energy Regulatory Commission (FERC) in which FPL has requested to change s u b s tantially the terms for providing interchange power and transmission services. In addition to challenging the reasonableness and fairness of many provisions of FPL's filing, Tampa Electric m a intains that aspects of the transmission tariffs are anti-competitive and violate FERC's new comparability standard governing open access to transmission.
          By order of the FERC, evidentiary hearings on the reasonableness of FPL's filing commenced before an administrative law judge in January 1995. Final resolution of the matters at issue is not expected until 1996 or 1997.
          In response to a transmission tariff filing by Florida Power Corporation (FPC), Tampa Electric filed with the FERC, on March 16, 1995, a protest and request for hearing claiming ambiguities regarding the availability of transmission services, the lack of support for the tariff rates and charges, the anti-competitive effects of the tariff and lack of compliance with the FERC's comparability standard. Tampa Electric has requested that FPC be required to clarify the ambiguities in the tariff and provide cost support. Additionally, Tampa Electric has requested that the FERC set for hearing the comparability issues and competitive impacts of the filing.

     INVESTMENT ACTIVITY
          At Dec. 31, 1994, TECO Energy had $136 million in cash, cash equivalents and short-term investments, including a $30-million investment in a hedged-equity utility portfolio. The company also had $ 1 0 7 million in longer-term passive investments, including a c o ntinuing investment in leveraged leases of $66 million. At Dec. 31, 1994, the net leveraged lease investment had a zero balance and all leases were performing on a current basis. The company has made no further investment in leveraged leases since 1989.
          A s of Jan. 31, 1995 the company had reduced short-term investments by $79 million and applied the proceeds to reduce short-term debt.
          TECO Properties has invested $58 million of equity in eight projects, primarily as a limited partner, and in undeveloped land. TECO Energy plans to continue its conservative real estate investment approach. These properties are performing at a level that supports the investments made. The company anticipates no change in carrying value.

     FINANCING ACTIVITY
          TECO Energy's 1994 year-end capital structure, excluding the effect of unearned compensation related to its ESOP, was 53 percent debt, 45 percent common equity and 2 percent preferred equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

                                 Credit Ratings/Senior Debt
                           Duff & Phelps  Moody's(1)    Standard & Poor's
     Tampa Electric               AA+         Aa1              AA
     TECO Finance/TECO Energy     AA-         Aa3              AA-

     (1) Credit rating under review, March 1995.


          In June 1993, the Hillsborough County Industrial Development Authority issued $20 million of Pollution Control Revenue Bonds for the benefit of Tampa Electric to finance the cost of waste disposal facilities. The bonds bear interest at a floating rate set daily. On Dec. 31, 1994, $3.7 million remained on deposit with the trustee to finance future expenditures for qualified facilities.
          In July 1993, Tampa Electric entered into a forward refunding arrangement for $85.95 million of outstanding Pollution Control Revenue Bonds. Under this arrangement, $85.95 million of new tax-exempt bonds due Dec. 1, 2034 were issued on Dec. 1, 1994 at a 6.25 percent interest rate. The proceeds were used on Feb. 1, 1995 to refund the original series having a 9.9 percent interest rate. For accounting and rate-making purposes, Tampa Electric recorded interest expense using a blended rate for the original and refunding bonds from July 1993 and will continue to use this blended rate through the maturity dates of the original bonds.
          TECO Energy raised $10.6 million of common equity in 1994 and $8.3 million in 1993 from the sale of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (DRP) implemented in 1992. The company expects to raise a similar amount of equity through this plan in 1995.
          TECO Energy has entered into an interest rate exchange agreement, described in Note E on pages 46 and 47. The company has no other derivative instruments.

     LIQUIDITY, CAPITAL RESOURCES
          TECO Energy and its operating companies met cash needs during 1994 largely with internally generated funds with the balance from debt and from equity raised through the DRP.
          At Dec. 31, 1994, TECO Energy had bank credit lines of $290 million, of which $288 million were available.
          TECO  Energy expects to meet its capital requirements for ongoing
     o p erations in 1995 through 1999 substantially from internally generated funds. The company anticipates some debt financing in 1995 and 1996 including non-recourse financing for the TECO Power Services' Guatemalan project scheduled for completion in 1995.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                        No.

     Report of Independent Accountants                                   32

     Consolidated Balance Sheets, Dec. 31, 1994 and 1993                 33

     Consolidated Statements of Income for the years ended
      Dec. 31, 1994, 1993 and 1992                                       34

     Consolidated Statements of Cash Flows for the years
      ended Dec. 31, 1994, 1993 and 1992                                 35

     Consolidated Statements of Common Equity for the years
      ended Dec. 31, 1994, 1993 and 1992                                 36

     Notes to Consolidated Financial Statements                       37-55


          Financial  Statement  Schedules  have been omitted since they are
     not   required,  are  inapplicable  or  the  required  information  is presented in the financial statements or notes thereto.

     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors
     of TECO Energy, Inc.,

          We have audited the consolidated balance sheets of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1994 and 1993, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended Dec. 31, 1994. These f i n ancial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial s t atement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in Note A to the consolidated financial statements, effective Jan. 1, 1993 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                                   COOPERS & LYBRAND L.L.P.
                                               Certified Public Accountants
     Tampa, Florida
     Jan. 16, 1995

                              CONSOLIDATED BALANCE SHEETS
                                 (thousands of dollars)
                                        Assets
     Dec. 31,                                                1994         1993
     Current Assets
     Cash and cash equivalents                         $   35,797   $   33,180
     Short-term investments                               100,539      113,000
     Receivables, less allowance for uncollectibles       144,615      131,666
     Inventories, at average cost
      Fuel                                                101,819       80,277
      Materials and supplies                               49,679       47,516
     Prepayments                                            8,600       14,400
                                                          441,049      420,039
     Property, Plant and Equipment, at Original Cost
     Utility plant in service                           3,060,759    2,980,417
     Construction work in progress                        286,624      158,325
     Other property                                       748,357      707,342
                                                        4,095,740    3,846,084
     Less accumulated depreciation                     (1,475,452)  (1,363,131)
                                                        2,620,288    2,482,953
     Other Assets
     Other investments                                    106,993       99,133
     Deferred income taxes                                 52,299       38,536
     Deferred charges and other assets                     91,533       82,652
                                                          250,825      220,321
                                                       $3,312,162   $3,123,313

                               Liabilities and Capital
     Current Liabilities
     Long-term debt due within one year               $     7,841   $   11,033
     Notes payable                                        349,900      265,840
     Accounts payable                                     145,323      102,215
     Customer deposits                                     49,457       47,358
     Interest accrued                                      15,391       14,802
     Taxes accrued                                            212        1,201
                                                          568,124      442,449
     Other Liabilities
     Deferred income taxes                                390,795      391,187
     Investment tax credits                                66,627       70,726
     Regulatory liability-tax related                      57,500       61,973
     Other deferred credits                                66,058       35,703
     Long-term debt, less amount due within one year    1,023,881    1,038,769

     Preferred Stock of Tampa Electric                     54,956       54,956

     Capital
     Common equity                                      1,163,371    1,112,419
     Unearned compensation related to ESOP                (79,150)     (84,869)
                                                       $3,312,162   $3,123,313

     The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF INCOME
                                (thousands of dollars)

     Year ended Dec. 31,                        1994         1993         1992

     Revenues                            $ 1,350,853  $ 1,283,936  $ 1,183,150

     Expenses
     Operation                               670,829      624,868      583,765
     Maintenance                             101,066       98,921       94,312
     Restructuring charge and
       other cost reductions                  25,037           --           --
     Depreciation                            173,987      165,348      142,480
     Taxes, other than income                110,123      104,348       93,569
                                           1,081,042      993,485      914,126

     Income from Operations                  269,811      290,451      269,024
     Other Income (Expense)
     Allowance for other funds used
      during construction                      3,541        1,585           --
     Other income (expense), net               6,335       (7,050)       4,599
     Preferred dividend requirements of
      Tampa Electric                          (3,568)      (3,568)      (3,567)
                                               6,308       (9,033)       1,032

     Income Before Interest and
      Income Taxes                           276,119      281,418      270,056

     Interest Charges
     Interest expense                         79,271       78,158       65,627
     Allowance for borrowed funds
      used during construction                (2,134)      (2,096)      (1,104)
                                              77,137       76,062       64,523
     Income Before Provision for
      Income Taxes                           198,982      205,356      205,533
     Provision for income taxes               45,805       55,048       56,505
     Income before cumulative effect
      of change in accounting principle      153,177      150,308      149,028
     Cumulative effect of change in
      accounting principle                        --       11,228           --

     Net Income                          $   153,177  $   161,536  $   149,028

     Average common shares
      outstanding during year(1)         115,922,649  115,339,620  114,610,788
     Earnings per Average Common Share
      Outstanding: (1)
      Before cumulative effect of change
        in accounting principle(1)       $      1.32  $      1.30  $      1.30
      Cumulative effect of change in
        accounting principle(1)                   --          .10           --
      Earnings per average common share
        outstanding(1)                   $      1.32  $      1.40  $      1.30

     The accompanying notes are an integral part of the consolidated financial statements.

     (1) Restated to reflect a two-for-one stock split on Aug. 30, 1993.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (thousands of dollars)

     Year ended Dec. 31,                         1994        1993         1992
     Cash Flows from Operating Activities
     Net income                             $153,177     $161,536     $149,028
     Adjustments to reconcile net
      income to net cash
      Depreciation                           173,987      165,348      142,480
      Deferred income taxes                  (12,141)       7,783        6,963
      Cumulative effect of change in
       accounting principle                       --      (11,228)          --
      Restructuring charge and other
       cost reductions                        25,037           --           --
      Investment tax credits, net             (6,781)      (5,568)      (4,793)
      Allowance for funds used
       during construction                    (5,675)      (3,681)      (1,104)
      Amortization of unearned
       compensation related to ESOP            5,719        4,200        4,432
      Deferred fuel cost                      19,101      (10,018)       2,030
      Fuel cost settlement                        --       10,000           --
      Refund to customers                     (2,428)      (7,572)          --
      Coal contract buyout                   (25,500)          --           --
      Receivables, less allowance for
       uncollectibles                        (10,521)      (2,788)      (5,988)
      Inventories                            (23,705)       9,887       11,147
      Taxes accrued                           (1,002)      (3,887)       3,993
      Interest accrued                           589       (1,534)       1,163
      Accounts payable                        30,021        4,194        8,996
      Other                                   18,348          729        2,390
                                             338,226      317,401      320,737
     Cash Flows from Investing Activities
      Capital expenditures                  (309,099)    (270,570)    (255,190)
      Allowance for funds used
       during construction                     5,675        3,681        1,104
      Investment in short-term investments    12,461       14,208        7,261
      Other non-current investments           (5,941)      (1,457)           5
                                            (296,904)    (254,138)    (246,820)
     Cash Flows from Financing Activities
      Common stock                            11,146       12,101       11,466
      Proceeds from long-term debt               686       15,636      185,804
      Repayment of long-term debt            (19,004)     (73,196)     (45,164)
      Net increase (decrease) in
       short-term debt                        84,060       68,640      (93,265)
      Dividends                             (115,593)    (109,245)    (102,825)
                                             (38,705)     (86,064)     (43,984)
     Net increase (decrease) in
      cash and cash equivalents                2,617      (22,801)      29,933
     Cash and cash equivalents at
      beginning of year                       33,180       55,981       26,048
     Cash and cash equivalents at
      end of year                           $ 35,797     $ 33,180     $ 55,981

     Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for:
      Interest (net of amounts capitalized) $ 85,135     $ 79,964     $ 68,661
      Income taxes                          $ 69,227     $ 53,336     $ 49,962
     The accompanying notes are an integral part of the consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                               (thousands)

                                                    Additional                                Total
                                             Common    Paid-in  Retained      Unearned       Common
                                Shares(1)  Stock(1) Capital(1)  Earnings  Compensation       Equity
     Balance, Dec. 31, 1991       114,219  $114,219   $297,786  $572,796      $(93,501)  $  891,300
      Net income for 1992                                        149,028                    149,028
      Common stock issued             747       747     10,719                               11,466
      Cash dividends declared
       ($.8975 per share)(1)                                    (102,825)                  (102,825)
      Unearned compensation related
       to ESOP                                                                   4,432        4,432
      Tax benefits-ESOP dividends                                  2,346                      2,346
     Balance, Dec. 31, 1992       114,966   114,966    308,505   621,345       (89,069)     955,747
      Net income for 1993                                        161,536                    161,536
      Common stock issued             655       655     11,447                               12,102
      Cash dividends declared
       ($.9475 per share)(1)                                    (109,245)                  (109,245)
      Unearned compensation related
       to ESOP                                                                   4,200        4,200
      Tax benefits-ESOP dividends
       and stock options                                   985     2,225                      3,210
     Balance, Dec. 31, 1993       115,621   115,621    320,937   675,861       (84,869)   1,027,550
      Net income for 1994                                        153,177                    153,177
      Common stock issued             578       578     10,568                               11,146
      Cash dividends declared
       ($.9975 per share)                                       (115,593)                  (115,593)
      Unearned compensation related
       to ESOP                                                                   5,719        5,719
      Tax benefits-ESOP dividends                                  2,222                      2,222
     Balance, Dec. 31, 1994       116,199  $116,199   $331,505  $715,667      $(79,150)  $1,084,221

     The accompanying notes are an integral part of the consolidated financial statements.

     (1) Restated to reflect a two-for-one stock split on Aug. 30, 1993.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A.   Summary of Significant Accounting Policies

     Principles of Consolidation
     The significant accounting policies for both utility and diversified operations are as follows:

     The consolidated financial statements include the accounts of TECO Energy, Inc. (TECO Energy) and its wholly owned subsidiaries.

     The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.

     The proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane, Inc.'s (TECO Coalbed Methane) undivided interest in joint venture property is included in the consolidated financial statements.

     All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

     Basis of Accounting
     Tampa Electric Company (Tampa Electric) maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.

     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in Tampa Electric's experience, but when cost recovery is ordered over a longer period than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71.

     Tampa Electric's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.

     Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout and conservation costs. These adjustment factors are based on costs projected by Tampa Electric for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are refunded or billed to customers during the subsequent recovery period. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.

     Certain other costs incurred by Tampa Electric are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

     Tampa Electric accrues base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

     On Oct. 27, 1992, pursuant to FPSC approval, the Gannon Project Trust was terminated and the Trust's net assets and debt were placed on Tampa Electric's balance sheet. At that time, the net assets of the Trust totaled $54.2 million, which included $140.3 million of p r o perty, plant and equipment, $87.6 million of accumulated depreciation and $1.5 million of other assets and liabilities.
     C o n c urrently, the Hillsborough County Industrial Development Authority issued $54.2 million of variable-rate Pollution Control Revenue Refunding Bonds due May 15, 2018 for the benefit of Tampa Electric, the proceeds of which were used to redeem all of the outstanding debt of the Gannon Project Trust. The effect of this n o n - cash transaction has been netted to arrive at capital expenditures and proceeds from long-term debt in the Consolidated Statements of Cash Flows.

     In February 1993, the FPSC approved an agreement between Tampa Electric and the Office of Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by Tampa Electric from its affiliate, Gatliff Coal, a subsidiary of TECO Coal. Tampa Electric recognized a $10-million liability in February 1993 and agreed to return this amount plus interest during the 12-month period effective April 1, 1993. The $10-million charge related to this agreement is classified in "Other income (expense)" on the income statement.

     Depreciation
     TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.2% for 1994, 1993 and 1992.

     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

     Deferred Income Taxes
     Effective Jan.1, 1993, TECO Energy adopted FAS 109, which changed the requirements for accounting for income taxes. Although FAS 109 r e t ains the concept of comprehensive interperiod income tax allocation, it adopts the liability method in the measurement of deferred income taxes rather than the deferred method. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. The cumulative effect of adopting FAS 109 increased TECO Energy's earnings by $11.2 million in 1993. Since Tampa Electric is a regulated enterprise and reflects the approved regulatory treatment, the adoption of FAS 109 resulted in certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates and had no effect on earnings.

     Investment Tax Credits
     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

     Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate u s e d to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.28% for the final 10 months of 1994, 7.70% for the first two months of 1994 and for all of 1993, and 7.93% for 1992. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

     Interest Capitalized
     Interest costs for the construction of TECO Coal's preparation plant and loadout facility and the Hardee Power Station were capitalized and will be depreciated over the service lives of the related property. Such interest costs capitalized totaled $0.9 million in 1994 for TECO Coal's preparation plant and $0.1 million and $15.3 million 1993 and 1992, respectively, for the Hardee Power Station.

     Cash and Cash Equivalents and Short-Term Investments
     Included in cash and cash equivalents and short-term investments at Dec. 31, 1994 is $20.8 million and $70.2 million, respectively, of securities classified as available-for-sale. Securities classified as available-for-sale are highly liquid, high-quality debt instruments purchased with a maturity of three months or less.

     Short-term investments also includes $30.3 million at Dec. 31, 1994 of tradings securities, which have a cost basis of $29.9 million. The estimated fair market value of $30.3 million was based on quoted market prices. Trading securities consist of a hedged equity investment in a utility portfolio. The utility portfolio is comprised of various utility equities, hedged by selling short other utility equities. Realized gains and losses are determined on the specific identification cost basis. In 1994 TECO Energy adopted FAS 1 1 5 , Accounting for Certain Investments in Debt and Equity Securities, which requires fair value accounting for debt and equity securities. The change in net unrealized gains and losses on trading securities included in earnings in 1994 was not significant.

     Other Investments
     Other investments include longer-term passive investments, primarily leveraged leases.

     Gas Properties
     TECO Coalbed Methane, a subsidiary of TECO Energy formed in 1989, has entered into agreements with others to develop jointly the natural gas potential in a portion of Alabama's Black Warrior Basin.

     TECO Coalbed Methane utilizes the successful efforts method to account for its gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.

     Capitalized costs are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.

     Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1994 and 1993 were $190.9 million and $178.5 million, respectively. Net proven reserves at Dec. 31, 1994 and 1993 were 172.7 billion cubic feet for 462 wells and 156.4 billion cubic feet for 450 wells, respectively.

     Reclassification
     Certain 1993 and 1992 amounts were reclassified to conform with current year presentation.

     B.   Common Equity

     Stock Options
     The 1980 Stock Option and Appreciation Rights Plan was succeeded by the 1990 Equity Incentive Plan. Under the Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant options to purchase common stock to officers and key employees of TECO Energy and its subsidiaries. The stock options are exercisable at a price not less than the fair market value of the common stock on the date of grant. The plan also provides that the Committee may issue stock appreciation rights. The exercise price of the stock appreciation rights may not be less than the fair market value of the common stock on the date of grant or if issued with a stock option, the exercise price of the related option. Stock appreciation rights provide for the issuance of common stock or the payment of cash or a combination of both equal to the difference between the exercise price of the stock appreciation right and the fair market value of the common stock on the date of exercise.

     Transactions during the last three years under the Equity Incentive Plan and the Stock Option and Appreciation Rights Plan are summarized as follows:

     Equity Incentive Plan and Stock Option and Appreciation Rights Plan

                                          Option
                                          Shares              Option
                                        (thousands)            Price
     1994
     Outstanding, beginning of year         1,567        $ 8.6563-$23.5625
      Granted                                 401        $19.4375-$20
      Exercised                                55        $10.0469-$18.8438
      Canceled                                 --
     Outstanding, end of year               1,913        $ 8.6563-$23.5625

     Exercisable, end of year               1,505        $ 8.6563-$19.4375
     Available for grant                    2,386

     1993
     Outstanding, beginning of year         1,463        $ 8.6563-$18.8438
      Granted                                 416        $23.5625
      Exercised                               305        $ 8.6563-$23.5625
      Canceled                                  7        $23.5625
     Outstanding, end of year               1,567        $ 8.6563-$23.5625

     Exercisable, end of year               1,567        $ 8.6563-$23.5625
     Available for grant                    2,787

     1992
     Outstanding, beginning of year         1,453        $ 6.0625-$17.375
      Granted                                 421        $18.8438
      Exercised                               411        $ 6.0625-$18.8438
      Canceled                                 --
     Outstanding, end of year               1,463        $ 8.6563-$18.8438

     Exercisable, end of year               1,463        $ 8.6563-$18.8438
     Available for grant                    3,196

     In April 1991, the shareholders approved a Director Stock Option Plan to provide annual grants of stock options to non-employee directors
     o n the first trading day following each annual meeting of shareholders. This plan provides for an initial grant of options for 10,000 shares to each new director, and an annual grant of options for 2,000 shares thereafter, with an exercise price equal to the fair market value on the date of grant. Transactions during the last three years under the Director Stock Option Plan are summarized as follows:

     Director Stock Option Plan
                                          Option
                                          Shares              Option
                                        (thousands)            Price
     1994
     Outstanding, beginning of year          149          $17.7188-$23.4063
      Granted                                 22          $19.8125
      Exercised                               --
     Outstanding, end of year                171          $17.7188-$23.4063

     Exercisable, end of year                149          $17.7188-$19.8125
     Available for grant                     304

     1993
     Outstanding, beginning of year          139          $17.7188-$18.5313
      Granted                                 22          $23.4063
      Exercised                               12          $17.7188-$18.5313
     Outstanding, end of year                149          $17.7188-$23.4063

     Exercisable, end of year                149          $17.7188-$23.4063
     Available for grant                     326

     1992
     Outstanding, beginning of year          110          $17.7188
      Granted                                 32          $18.5313
      Exercised                                3          $17.7188
     Outstanding, end of year                139          $17.7188-$18.5313

     Exercisable, end of year                139          $17.7188-$18.5313
     Available for grant                     348

     Common Stock
     The company had 400 million shares of $1 par value common stock authorized in 1994 and 1993 and 200 million authorized in 1992.

     On July 20, 1993, the Board of Directors declared a two-for-one stock split of the corporation's outstanding common stock, effective Aug. 30, 1993, for shareholders of record as of July 30, 1993. All information related to TECO Energy common stock, including shares outstanding and per share amounts, has been calculated as if the stock split had been in effect for all periods presented.

     Dividend Reinvestment Plan
     In February 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan. TECO Energy raised common equity of $10.6 million, $8.3 million and $6.8 million from this plan in 1994, 1993 and 1992, respectively.

     Shareholder Rights Plan
     In 1989, TECO Energy declared a distribution of Rights to purchase one additional share of the company's common stock at a price of $40 per share for each share outstanding. The Rights expire in May 1999. The Rights will become exercisable 10 days after a person acquires 20 percent or more of the company's outstanding common stock or commences a tender offer that would result in such person owning 30 percent or more of such stock or at the time the Board of Directors declares a person who acquired 10 percent or more of such stock to be an "adverse person." If any person acquires 20 percent or more of the outstanding common stock or the Board declares that a person is an adverse person, the rights of holders, other than such acquiring person or adverse person, become rights to buy shares of common stock of the company (or the acquiring company if the company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the exercise price of each right.

     The company may redeem the Rights at a price of $.005 per Right until 10 days after a person acquires 20 percent or more of the outstanding common stock but not after the Board has declared a person to be an adverse person.

     Employee Stock Ownership Plan
     Effective as of Jan. 1, 1990, TECO Energy amended the TECO Energy Group Retirement Savings Plan, a tax-qualified benefit plan available to substantially all employees, to include an employee stock ownership plan (ESOP). During 1990, the ESOP purchased 7 million shares of TECO Energy common stock on the open market for $100 million. The share purchase was financed through a loan from TECO
     Energy to the ESOP. This loan is at a fixed interest rate of 9.3% and will be repaid from dividends on ESOP shares and from TECO Energy's contributions to the ESOP.

     TECO Energy's contributions to the ESOP were $7.6 million, $3.4 million and $5.3 million in 1994, 1993 and 1992, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:

     (thousands of dollars)           1994           1993           1992

     Interest expense               $8,816         $8,955         $9,188
     Compensation expense            8,719          4,200          4,432
     Dividends                      (6,901)        (6,573)        (6,235)

     Net ESOP expense               $7,634         $6,582         $7,385

     Compensation expense was determined by the shares allocated method.

     At Dec. 31, 1994, the ESOP had 1.3 million allocated shares, 0.1 million committed-to-be-released shares, and 5.6 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.

     For financial statement purposes, the unallocated shares of TECO Energy stock are reflected as a reduction of common equity, classified as unearned compensation related to ESOP. Dividends on all ESOP shares are recorded as a reduction of retained earnings, as are dividends on all TECO Energy common stock. The tax benefit related to the dividends paid to the ESOP for allocated shares is a reduction of income tax expense and for unallocated shares is an increase in retained earnings. All ESOP shares are considered outstanding for earnings per share computations.

     C. Preferred Stock

     Preferred Stock of TECO Energy - No Par
     10 million shares authorized, none outstanding.

     Preferred Stock of Tampa Electric - No Par
     2.5 million shares authorized, none outstanding.

     Preference Stock of Tampa Electric - No Par
     2.5 million shares authorized, none outstanding.

     Preferred Stock of Tampa Electric - $100 Par Value
     1.5 million shares authorized

                                      Outstanding            Cash Dividends
                                     Dec.31, 1994           Paid in 1994(1)

                                Current
                               Redemption                    Per
                                 Price     SharesAmount(2)  Share Amount(2)
        4.32% Cumulative,
          Series A            $103.75     49,600  $ 4,960   $4.32   $  214
        4.16% Cumulative,
          Series B            $102.875    50,000    5,000   $4.16      208
        4.58% Cumulative,
          Series D            $101.00    100,000   10,000   $4.58      458
        8.00% Cumulative,
          Series E            $102.00    149,960   14,996   $8.00    1,200
        7.44% Cumulative,
          Series F            $101.00    200,000   20,000   $7.44    1,488

                                         549,560  $54,956           $3,568


     (1) Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
     (2) Thousands of dollars.

     At Dec. 31, 1994, preferred stock had a carrying amount of $55.0 million and an estimated fair market value of $44.3 million. The estimated fair market value of preferred stock was based on quoted market prices.

     D.   Short-term Debt
     Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.68% and 3.31%, respectively, at Dec. 31, 1994 and Dec. 31, 1993. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1994 were $288 million. Certain lines of credit require commitment fees ranging from .05% to .1875% on the unused balances.

     E.   Long-term Debt
                                                                  Dec. 31,
     (thousands of dollars)                      Due         1994         1993

     TECO Energy
     Medium-term notes payable: 9.28% for
       1994 and 1993(1)                       1997-2000$  100,000   $  100,000

     Tampa Electric
     First mortgage bonds (issuable in series)
      5 1/2%                                    1996       25,000       25,000
      7 3/4%                                    2022       75,000       75,000
      5 3/4%                                    2000       80,000       80,000
      6 1/8%                                    2003       75,000       75,000
     Installment contracts payable(2)
      5 3/4%                                    2007       24,675       24,920
      7 7/8%   Refunding bonds(3)               2021       25,000       25,000
      8%      Refunding bonds(3)                2022      100,000      100,000
      9.9%(4)                                 2011-2014    85,950       85,950
      Variable rate: 4.10% for 1994 and
       2.12% for 1993(1)                        2025       51,605       51,605
      Variable rate: 4.02% for 1994 and
       2.12% for 1993(1)                        2018       54,200       54,200
      Variable rate: 4.23% for 1994 and
       2.28% for 1993(1)(5)                     2020       16,322       15,636
                                                          612,752      612,311

     Diversified Companies (at subsidiaries)
     Secured installment notes payable:
       8.42%                                    1994           --       11,867
     Dock and wharf bonds, variable rate:
      3.88% for 1994 and 2.51% for 1993(1)(2)   2007      110,600      110,600
     Secured mortgage note payable: 9%          1994           --          335
     Mortgage notes payable: 7.6%             1995-1999     4,102        5,329
     Non-recourse secured facility notes,
      Series A: 7.8%                          1995-2012   157,540      161,570
                                                          272,242      289,701

     TECO Finance
     Medium-term notes payable, various rates:
      7.09% for 1994 and 7.14% for 1993(1)    1995-2002    50,950       52,250

     Unamortized debt premium (discount), net              (4,222)      (4,460)
                                                        1,031,722    1,049,802

     Less amount due within one year(6)                     7,841       11,033

     Total long-term debt                              $1,023,881   $1,038,769


     Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral.

     Maturities and annual sinking fund requirements of long-term debt for the years 1996, 1997, 1998 and 1999 are $31.7 million, $76.8 million,
     $7.2 million, and $28.6 million, respectively. Of these amounts $0.8 million per year for 1996 through 1999 may be satisfied by the substitution of property in lieu of cash payments.


     (1)  Composite year-end interest rate.
     (2)  Tax-exempt securities.
     (3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
     (4) Under a financing arrangement entered into in July 1993, new tax-exempt bonds were issued in December 1994, the proceeds of which were used to refund this outstanding series when they became eligible for refunding on Feb. 1, 1995. At year-end 1994, the proceeds of the new bonds were on deposit with the trustee. The new refunding series bears an interest rate of 6.25%. For accounting purposes, interest expense has been recorded using a blended rate of the outstanding and refunding bonds from July 1993 forward, consistent with regulatory treatment.
     (5) This amount is recorded net of $3.7 million and $4.4 million at Dec. 31, 1994 and Dec. 31, 1993, respectively on deposit with the trustee.
     (6) Of the amount due in 1995, $1.0 million may be satisfied by the substitution of property in lieu of cash payments.

          At Dec. 31, 1994, total long-term debt had a carrying amount of $1,023.9 million and an estimated fair market value of $1,009.0 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The c a r rying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

          Tampa Electric entered into an interest rate exchange agreement to reduce the cost of $100 million of fixed rate long-term debt. The debt has been refinanced but the exchange agreement will remain in effect until January 1996. The benefit derived from the exchange agreement could range up to $2.3 million depending on floating rate levels. The benefits of this agreement are at risk only in the event of nonperformance by the other party to this agreement or if the floating rate reaches 12.55%. Tampa Electric does not anticipate nonperformance by the other party. The benefit of the interest rate exchange is used to reduce interest expense. The reduction was $2.3 million per year in 1994, 1993 and 1992.

          At Dec. 31, 1994, this interest rate exchange agreement had an estimated fair market value of $2.3 million. Estimated fair market value was based on the expected realizable value to the company upon termination of the agreement.

     F.   Retirement Plan

     TECO  Energy  has  a non-contributory defined benefit retirement plan
     which  covers  substantially  all  employees.   Benefits are based on
     employees' years of service and average final salary.

     The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 65 percent of plan assets were invested in common stocks and 35 percent in fixed income investments at Dec. 31, 1994.

     Components of Net Pension Expense
     (thousands of dollars)
                                                1994      1993      1992

     Service cost
       (benefits earned during the period)    $ 8,787   $ 7,665   $ 7,347

     Interest cost on projected
       benefit obligations                     15,840    15,052    14,063

     Less: Return on plan assets
       Actual                                  (3,711)   30,495    25,896
       Less net amortization of unrecognized
        transition asset and deferred return  (25,811)   10,284     7,696

     Net return on assets                      22,100    20,211    18,200

     Net pension expense                        2,527     2,506     3,210
     Effect of restructuring charge            13,272        --        --
     Net pension expense recognized
       in the Consolidated Statements
       of Income                              $15,799   $ 2,506   $ 3,210

     Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
     (thousands of dollars)
                                                   Dec. 31,     Dec. 31,
                                                      1994         1993

     Fair market value of plan assets              $239,179     $254,253
     Projected benefit obligation                  (217,993)    (207,282)

     Excess of plan assets over projected
      benefit obligation                             21,186       46,971
     Less unrecognized net gain from past
      experience different from that assumed         23,792       36,426
     Less unrecognized prior service cost            (7,649)      (8,858)
     Less unrecognized net transition asset
      (being amortized over 19.5 years)              10,474       11,472

     Accrued pension prepayment/(liability)        $ (5,431)    $  7,931

     Accumulated benefit obligation
      (including vested benefits of
      $163,801 for 1994 and $151,213 for 1993)     $183,432     $169,212

     Assumptions Used in Determining Actuarial Valuations
                                                       1994         1993
     Discount rate to determine projected
       benefit obligation                              8.25%        7.75%
     Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
     Plan asset growth rate through time                  9%           9%


     G.   Postretirement Benefit Plan

     T E C O Energy and its subsidiaries currently provide certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 is limited to a defined dollar benefit based on years of service. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plans in whole or in part at any time.

     In 1993, the company adopted FAS 106 that requires postretirement benefits be recognized as earned by employees rather than recognized as paid. Prior to 1993, the cost of these benefits was recognized as benefits were paid and amounted to $3.0 million for eligible retirees in 1992.


     Components of Postretirement Benefit Cost
     (thousands of dollars)
                                                          1994    1993

     Service cost (benefits earned during the period)   $ 2,227  $1,759
     Interest cost on projected benefit obligations       5,311   4,914
     Amortization of transition obligation
      (straight line over 20 years)                       2,791   2,791
     Amortization of actuarial (gain)/loss                  203      --

     Net periodic postretirement benefit expense         10,532   9,464

     Effect of restructuring charge                       2,700      --

     Net periodic postretirement benefit expense
       recognized in the Consolidated Statements
       of Income                                        $13,232  $9,464


     Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (thousands of dollars)
                                                       Dec. 31,   Dec. 31,
                                                         1994       1993
     Accumulated postretirement benefit obligation
      Active employees eligible to retire              $(11,832) $(10,026)
      Active employees not eligible to retire           (25,929)  (23,568)
      Retirees and surviving spouses                    (41,270)  (30,815)
                                                        (79,031)  (64,409)
     Less unrecognized net gain/(loss)
       from past experience                             (13,761)   (4,794)
     Less unrecognized transition obligation            (48,960)  (53,019)
      Liability for accrued postretirement benefit     $(16,310) $ (6,596)

     Assumptions Used in Determining Actuarial Valuations
                                                           1994      1993
     Discount rate to determine projected
       benefit obligation                                 8.25%     7.75%


     The assumed health care cost trend rate for medical costs prior to age 65, and for certain retirees after age 65, was 11.5% in 1994 and decreases to 5.5% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 8.0% in 1994 and decreases to 5.5% in 2002 and thereafter.

     A 1 percent increase in the medical trend rates would produce an 11 percent ($0.8 million) increase in the aggregate service and interest cost for 1994 and a 7 percent ($5.1 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1994.


     H.  Restructuring Charge

     In 1994, TECO Energy implemented a corporate restructuring program which resulted in a $25 million charge ($15 million after tax) and reduced earnings per share by $0.13. The cost of this restructuring program, which included 241 early retirements, the elimination of other positions and other cost control initiatives, is expected to be recovered within the next two years through reduced operating expenses. Approximately $1.7 million of this charge was paid in 1994. The impact on pension cost resulting from the restructuring as d e t ermined under the provisions of FAS 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was approximately $13.3 million. The impact on postretirement benefits as determined under FAS 106, "Accounting for Postretirement Benefits Other Than Pensions," was approximately $2.7 million. These amounts are included as part of the total charge of $25 million. See Note F and Note G.

     I.  Income Tax Expense

     Income tax expense consists of the following components:

     (thousands of dollars)                    Federal    State   Total

     1994
      Currently payable                        $54,699  $10,028 $64,727
      Deferred                                  (8,311)  (3,830)(12,141)
      Investment tax credits                    (1,271)      --  (1,271)
      Amortization of investment tax credits    (5,510)      --  (5,510)

       Total income tax expense                $39,607  $ 6,198 $45,805

     1993
      Currently payable                        $44,607  $ 8,226 $52,833
      Deferred                                   6,523    1,260   7,783
      Amortization of investment tax credits    (5,568)      --  (5,568)

       Total income tax expense                $45,562  $ 9,486 $55,048

     1992
      Currently payable                        $46,769  $ 7,567 $54,336
      Deferred                                   4,453    2,510   6,963
      Investment tax credits                        (2)      --      (2)
      Amortization of investment tax credits    (4,792)      --  (4,792)

       Total income tax expense                $46,428  $10,077 $56,505


     TECO Energy adopted FAS 109 as of Jan. 1, 1993 and elected not to restate prior years' financial statements. Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

     (thousand of dollars)                    Dec. 31,           Dec. 31,
                                                 1994               1993
     Deferred income tax assets(1)
      Property related                       $  33,500         $  27,386
      Other                                     18,799            11,150
       Total deferred income tax assets         52,299            38,536

     Deferred income tax liabilities(1)
      Property related                        (370,232)         (353,274)
      Intangible drilling costs                (25,714)          (24,469)
      Other                                      5,151           (13,444)
       Total deferred income
         tax liabilities                      (390,795)         (391,187)
       Accumulated deferred income taxes     $(338,496)        $(352,651)

     (1) Certain property related assets and liabilities have been netted.

     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

     (thousands of dollars)                      1994      1993      1992

     Net income                              $153,177  $150,308  $149,028
     Total income tax provision                45,805    55,048    56,505
     Preferred dividend requirements            3,568     3,568     3,567

      Income before income taxes and
        preferred dividend requirements      $202,550  $208,924  $209,100

     Income taxes on above at federal
       statutory rate (35% for 1994 and
       1993 and 34% for 1992)                $ 70,893  $ 73,130  $ 71,093
     Increase (Decrease) due to:
      State income tax, net of
        federal income tax                      4,006     6,658     6,894
      Amortization of investment
        tax credits                            (5,510)   (5,566)   (4,792)
      Non-conventional fuels tax credit       (19,626)  (16,611)  (11,997)
      Other                                    (3,958)   (2,563)   (4,693)
       Total income tax provision            $ 45,805  $ 55,048  $ 56,505

     Provision for income taxes
       as a percent of income before
       income taxes                              22.6%     26.3%     27.0%

     J.   Segment Information

     TECO Energy's principal business segment is Energy Services. This segment has been separated into two components: Regulated Electric Utility Services and Other Energy Services which includes the transportation, coal mining, coalbed methane gas production and independent power generation subsidiaries. All other activities of TECO Energy have been included in Other.

     Identifiable assets are those assets used directly in a segment's operations and are presented net of depreciation.

                                             Income                   Identifiable    Capital
                                               From                       Assets    Expenditures
      (thousands of dollars)     Revenues   Operations  Depreciation   at Dec. 31,  for the Year

      1994
       Regulated electric
        utility services       $1,094,865   $204,530        $115,111    $2,348,741     $230,777
       Other energy services      465,762     67,272 (1)      58,586       803,221       78,063
       Eliminations              (214,539)    (6,942)(1)          --       (19,826)          --

       Energy services segment  1,346,088    264,860         173,697     3,132,136      308,840
       Other and eliminations       4,765      4,951             290       180,026          259

       TECO Energy
        consolidated           $1,350,853   $269,811 (2)    $173,987    $3,312,162     $309,099


      1993
       Regulated electric
        utility services       $1,041,304   $214,616        $111,866    $2,199,568     $205,642
       Other energy services      470,452     75,220 (1)      53,213       788,994       66,169
       Eliminations              (231,369)    (3,928)(1)          --       (18,978)          --

       Energy services segment  1,280,387    285,908         165,079     2,969,584      271,811
       Other and eliminations       3,549      4,543             269       158,205       (1,241)

       TECO Energy
        consolidated           $1,283,936   $290,451        $165,348    $3,127,789     $270,570

      1992
       Regulated electric
        utility services       $1,005,782   $215,045        $102,081    $2,108,274     $156,307
       Other energy services      370,268     60,289 (1)      40,114       770,045       98,847
       Eliminations              (198,085)   (11,997)(1)          --       (20,137)          --

       Energy services segment  1,177,965    263,337         142,195     2,858,182      255,154
       Other and eliminations       5,185      5,687             285       166,074           36

       TECO Energy
        consolidated           $1,183,150   $269,024        $142,480    $3,024,256     $255,190


      (1) Income from operations includes non-conventional fuels tax credit of $19.6 million, $16.6 million and $12.0 million in 1994, 1993 and 1992, respectively, and interest cost on the non-recourse debt related to independent power operations of $12.7 million in 1994 and 1993. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
     (2) Income from operations includes the effect of a one-time corporate restructuring charge of $25 million. See Note H.

     K.   Commitments and Contingencies

     TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital expenditures for ongoing businesses during 1995 will be about $420 million and approximately $670 million for the years 1996 through 1999, excluding AFUDC.

     Tampa Electric's capital expenditures are estimated to be $320 million for 1995 and $570 million for 1996 through 1999 for equipment and facilities to meet customer growth and for construction of additional generating capacity to be placed in service in 1996. Tampa Electric is building a 250-megawatt coal-gasification plant (Polk Unit One) with a capital cost of about $450 million, net of $110 million in construction funding from the Department of Energy under its Clean Coal Technology Program. Tampa Electric spent $97 million on this project in 1994 and expects to spend $205 million in 1995, and $60 million in 1996. At the end of 1994, Tampa Electric had outstanding commitments of approximately $175 million for the construction of Polk Unit One. At the diversified companies, future capital expenditures are estimated at $100 million for 1995 and $100 m i llion for the years 1996 through 1999, primarily for the construction of the 78-megawatt Guatemalan power station and for asset replacement and refurbishment at TECO Transport & Trade and TECO Coal. This includes commitments of about $21 million at the end of 1994.

     L.   Quarterly Data (unaudited)

     Financial data by quarter is as follows:
                                             Quarter ended
                                   March 31   June 30  Sept. 30   Dec. 31
     1994
      Revenues(1)                 $306,622  $353,319  $366,593  $324,319
      Income from operations(1)   $ 59,897  $ 75,773  $ 94,672  $ 39,469(2)
      Net income(1)               $ 33,602  $ 41,860  $ 54,567  $ 23,148(2)
      Earnings per average
       common share outstanding   $    .29  $    .36  $    .47  $    .20(2)
      Dividends paid per common
       share outstanding          $    .24  $  .2525  $  .2525  $  .2525
      Stock price per common
       share(3)
        High                      $22 3/8   $20 7/8   $20 3/4   $20 3/4
        Low                       $19 1/2   $18 3/4   $18 3/8   $18 3/4
        Close                     $19 1/2   $19 1/8   $19 1/4   $20 1/4

     1993
      Revenues(1)                 $ 282,301 $ 314,605 $ 364,706 $322,324
      Income from operations(1)   $  60,451 $  71,027 $  96,334 $ 62,639

      Income before cumulative
       effect of change in
       accounting principle(1)    $  24,817 $  38,208 $  51,834 $ 35,449
      Cumulative effect of
       change in accounting
       principle(1)                  11,228        --        --       --
      Net income(1)               $  36,045 $  38,208 $  51,834 $ 35,449
      Earnings per average
       common share outstanding
       before cumulative effect
       of change in accounting
       principle(4)                $    .21  $    .33  $    .45  $   .31
      Cumulative effect per
       average common share
       outstanding of change in
       accounting principle(4)          .10        --        --        --
      Earnings per average
       common share outstanding(4) $    .31  $    .33  $    .45  $    .31
      Dividends paid per
       common share outstanding(4) $  .2275  $    .24  $    .24  $    .24
      Stock price per common
       share(3)(4)
        High                      $23       $23 13/16 $25 7/8    $25 5/8
        Low                       $20 5/16  $22 3/16  $23 11/16  $22 3/8
        Close                     $23       $23 5/8   $25 1/2    $22 5/8

     (1)  Thousands of dollars.
     (2) Includes the effect of a one-time corporate restructuring charge which reduced operating income by $25 million, net income by $15 million and earnings per share by $0.13. See Note H.
     (3)  Trading prices for common shares of TECO Energy, Inc.
     (4)  Restated to reflect a two-for-one stock split on Aug. 30, 1993.

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          During the period Jan. 1, 1993 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 4 of TECO Energy's definitive proxy statement, dated March 3, 1995, (Proxy Statement) for its Annual Meeting of Shareholders to be held on April 19, 1995, and is incorporated herein by reference.

     (b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 15 of this report.

     (c) The information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 13 of the Proxy Statement and is incorporated herein by reference.


     Item 11.  EXECUTIVE COMPENSATION.

          The information required by Item 11 is included in the Proxy Statement (i) beginning with the caption "Compensation Committee Interlocks and Insider Participation" on page 8 and ending just before the caption "Information Concerning Auditors and Audit
     Committee" on page 12 (ii) and under the caption "Election of Directors-Compensation of Directors" on page 4, and such information is incorporated herein by reference.

     Item 12.  S E CURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
               MANAGEMENT.

          The information required by Item 12 is included under the caption "Share Ownership" on pages 4 through 5 of the Proxy Statement and is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is included under the caption "Election of Directors" on page 3 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

     Item 14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON
                FORM 8-K.

     (a)  1. Financial Statements - See index on page 31.

          2. Financial Statement Schedules - See index on page 31.

          3. Exhibits
             *3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).
             *3.2 Bylaws of the Company, as amended on Oct. 19, 1993 (Exhibit 3, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.).
             *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
             *4.2 Ninth Supplemental Indenture, dated as of April 1, 1966, to Exhibit 4.1 (Exhibit 4-k, Registration Statement No. 2-28417).
             *4.3 Thirteenth Supplemental Indenture dated as of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
             *4.4 Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
             *4.5 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
             *4.6 Installment Purchase and Security Contract between t h e Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).
             *4.7 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).
             *4.8 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).
             *4.9 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).
             *4.10 Amendment to Exhibit A of Installment Purchase Contract, dated April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of TECO Energy, Inc.).
              4.11 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983.
             *4.12 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO Energy, Inc.).

             *4.13 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).
              4.14 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984.
             *4.15 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
             *4.16   Loan  and  Trust  Agreement  among  the  Hillsborough
                     C o u nty Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).
             *4.17 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
             *4.18 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
             *4.19 Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).
             *4.20 Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).
             *4.21 Rights Agreement between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent, dated as of April 27, 1989 (Exhibit 4, Form 8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
             *4.22 Amendment No. 1 to Rights Agreement dated as of July 20, 1993 between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of TECO Energy, Inc.).
             *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
             *10.2 Directors' Retirement Plan, dated as of Jan. 24, 1985 (Exhibit 10.24, Form 10-K for 1986 of TECO Energy, Inc.).

             *10.3 Supplemental Executive Retirement Plan for H.L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
               10.4 Supplemental Executive Retirement Plan for T.L. Guzzle, as amended on July 20, 1993 (Exhibit *10.1, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for T.L. Guzzle, effective as of Oct. 1, 1994.
               10.5 Supplemental Executive Retirement Plan for R.H. Kessel, dated as of Dec. 4, 1989 (Exhibit *10.16, Form 10-K for 1989 of TECO Energy, Inc.), as amended b y the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for R.H. Kessel, effective as of Oct. 1, 1994.
              10.6 Supplemental Executive Retirement Plan, as amended on July 18, 1989 (Exhibit *10.17, Form 10-K for 1989 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan, effective as of Oct. 1, 1994.
             *10.7 TECO Energy, Inc. Group Supplemental Retirement Benefits Trust Agreement Amendment and Restatement, dated as of April 27, 1989 (Exhibit 10.18, Form 10-K for 1989 of TECO Energy, Inc.) with Exhibit A as amended Dec. 1, 1989 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.), as further amended by First Amendment to 1989 Restatement dated as of July 20, 1993 (Exhibit 10.7, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.).
             *10.8 Terms of R. H. Kessel's Employment, dated as of Dec. 1, 1989 (Exhibit 10.20, Form 10-K for 1989 of TECO Energy, Inc.).
             *10.9 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised January 1993 (Exhibit 10.2, Form 10-Q for quarter ended March 31, 1994 of TECO Energy, Inc.).
             *10.10 TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).
             *10.11 Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, dated as of various dates in 1989 (Exhibit 10.23, Form 10-K for 1989 of TECO Energy, Inc.).
             *10.12  Severance  Agreement between TECO Energy, Inc. and H.
                     L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
             *10.13 Loan and Stock Purchase Agreement between TECO Energy, Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).
             *10.14 TECO Energy, Inc. 1990 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.).

             *10.15 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.26, Form 10-K for 1991 of TECO Energy, Inc.).
              10.16 Supplemental Executive Retirement Plan for A.D. Oak, as amended on July 20, 1993 (Exhibit *10.2, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for A. D. Oak, effective as of Oct. 1, 1994.
               10.17 Supplemental  Executive  Retirement  Plan  for  K.S.
                     Surgenor, as amended on July 20, 1993 (Exhibit *10.3, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for K.S. Surgenor, effective as of Oct. 1, 1994.
             *10.18 Terms of T.L. Guzzle's employment, dated as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
               10.19 Supplemental  Executive  Retirement  Plan  for  G.F.
                     Anderson (Exhibit *10.4, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for G.F. Anderson, effective as of Oct. 1, 1994.
             *10.20 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).
              10.21 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994.
              11.    Computation of earnings per common share.
              21.    Subsidiaries of the Registrant.
              23.    Consent of Independent Accountants.
              24.1   Power of Attorney.
              24.2 Certified copy of resolution authorizing Power of Attorney.
              27.    Financial Data Schedule (EDGAR filing only)

             * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.

     Executive Compensation Plans and Arrangements

          Exhibits 10.1 through 10.12 and 10.14 through 10.21 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

          Certain instruments defining the rights of holders of long-term d e bt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding
     10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

     (b) TECO Energy, Inc. filed no reports on Form 8-K during the last quarter of 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1995.

                                       TECO ENERGY, INC.

                               By  T. L. GUZZLE*
                                   T. L. GUZZLE, Chairman of the Board,
                                       and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995:

          Signature                    Title


          T. L. GUZZLE*                Chairman of the Board,
          T. L. GUZZLE                 Director and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

          /s/ A. D. OAK                Senior Vice President-
          A. D. OAK                    Finance and Treasurer
                                       (Principal Financial
                                       and Accounting Officer)

          G. F. ANDERSON*              President, Director
          G. F. ANDERSON               and Chief Operating
                                       Officer

          C. D. AUSLEY*                Director
          C. D. AUSLEY

          S. L. BALDWIN*               Director
          S. L. BALDWIN

          H. L. CULBREATH*             Director
          H. L. CULBREATH

          J. L. FERMAN, JR.*           Director
          J. L. FERMAN, JR.

          E. L. FLOM*                  Director
          E. L. FLOM

          H. R. GUILD, JR.*            Director
          H. R. GUILD, JR.

          R. L. RYAN*                  Director
          R. L. RYAN

          J. T. TOUCHTON*              Director
          J. T. TOUCHTON

          J. A. URQUHART*              Director
          J. A. URQUHART

          J. O. WELCH, JR.*            Director
          J. O. WELCH, JR.

          *By: /s/ A. D. OAK
                   A. D. OAK, Attorney-in-fact

                               INDEX TO EXHIBITS

      Exhibit                                                         Page
       No.     Description                                             No.

      3.1      Articles of Incorporation, as amended on                  *
               April 20, 1993 (Exhibit 3, Form 10-Q for the
               quarter ended March 31, 1993 of TECO Energy,
               Inc.).
      3.2      Bylaws of the Company, as amended on                      *
               Oct. 19, 1993 (Exhibit 3, Form 10-Q for the
               quarter ended Sept. 30, 1993 of TECO Energy, Inc.).
      4.1      Indenture of Mortgage among Tampa Electric                *
               Company, State Street Trust Company and First
               Savings & Trust Company of Tampa, dated as of
               Aug. 1, 1946 (Exhibit 7-A to Registration
               Statement No. 2-6693).
      4.2      Ninth Supplemental Indenture, dated as of                 *
               April 1, 1966, to Exhibit 4.1 (Exhibit 4-k,
               Registration Statement No. 2-28417).
      4.3      Thirteenth Supplemental Indenture dated as                *
               of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
      4.4      Sixteenth Supplemental Indenture, dated as                *
               of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
               Form 10-Q for the quarter ended Sept. 30, 1992 of
               TECO Energy, Inc.).
      4.5      Eighteenth Supplemental Indenture, dated as               *
               of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form
               10-Q for the quarter ended June 30, 1993 of TECO
               Energy, Inc.).
      4.6      Installment Purchase and Security Contract                *
               between the Hillsborough County Industrial
               Development Authority and Tampa Electric Company,
               dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
               for 1986 of TECO Energy, Inc.).
      4.7      First Supplemental Installment Purchase and               *
               Security Contract, dated as of Dec. 1, 1974
               (Exhibit 4.10, Form 10-K for 1986 of TECO Energy,
               Inc.).
      4.8      Third Supplemental Installment Purchase                   *
               Contract, dated as of May 1, 1976 (Exhibit 4.12,
               Form 10-K for 1986 of TECO Energy, Inc.).
      4.9      Installment Purchase Contract between the                 *
               Hillsborough County Industrial Development
               Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of
               TECO Energy, Inc.).

      4.10     Amendment to Exhibit A of Installment                     *
               Purchase Contract, dated  April 7, 1983 (Exhibit
               4.14, Form 10-K for 1989 of TECO Energy, Inc.).
      4.11     Second Supplemental Installment Purchase                 69
               Contract, dated as of June 1, 1983.
      4.12     Third Supplemental Installment Purchase                   *
               Contract, dated as of Aug. 1, 1989 (Exhibit 4.16,
               Form 10-K for 1989 of TECO Energy, Inc.).
      4.13     Installment Purchase Contract between the                 *
               Hillsborough County Industrial Development
               Authority and Tampa Electric Company, dated as of
               Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993
               of TECO Energy, Inc.).
      4.14     First Supplemental Installment Purchase                  93
               Contract, dated as of Aug. 2, 1984.
      4.15     Second Supplemental Installment Purchase Contract,        *
               dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
               for the quarter ended June 30, 1993 of TECO
               Energy, Inc.).
      4.16     Loan and Trust Agreement among the Hillsborough           *
               County Industrial Development Authority, Tampa
               Electric Company and NCNB National Bank of
               Florida, as trustee, dated as of Sept. 24, 1990
               (Exhibit 4.1, Form 10-Q for the quarter ended
               Sept. 30, 1990 for TECO Energy, Inc.).
      4.17     Loan and Trust Agreement, dated as of Oct. 26,            *
               1992 among the Hillsborough County Industrial
               Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit
               4.2, Form 10-Q for the quarter ended Sept. 30,
               1992 of TECO Energy, Inc.).
      4.18     Loan and Trust Agreement, dated as of                     *
               June 23, 1993, among the Hillsborough County
               Industrial Development Authority, Tampa Electric
               Company and NationsBank of Florida, N.A., as
               trustee (Exhibit 4.2, Form 10-Q for the quarter
               ended June 30, 1993 of TECO Energy, Inc.).
      4.19     Installment Sales Agreement between the                   *
               Plaquemines Port, Harbor and Terminal District
               (Louisiana) and Electro-Coal Transfer
               Corporation, dated as of Sept. 1, 1985 (Exhibit
               4.19, Form 10-K for 1986 of TECO Energy, Inc.).

      4.20     Reimbursement Agreement between TECO Energy,              *
               Inc. and Electro-Coal Transfer Corporation, dated
               as of March 22, 1989 (Exhibit 4.19, Form 10-K for
               1988 of TECO Energy, Inc.).
      4.21     Rights Agreement between TECO Energy, Inc.                *
               and The First National Bank of Boston, as Rights
               Agent, dated as of April 27, 1989 (Exhibit 4,
               Form 8-K, dated as of May 2, 1989 of TECO Energy,
               Inc.).
      4.22     Amendment No. 1 to Rights Agreement dated as              *
               of July 20, 1993 between TECO Energy, Inc. and
               The First National Bank of Boston, as Rights
               Agent (Exhibit 1.2, Form 8-A/A, dated as of July
               27, 1993 of TECO Energy, Inc.).
     10.1      1980 Stock Option and Appreciation Rights                 *
               Plan, as amended on July 18, 1989 (Exhibit 28.1,
               Form 10-Q for quarter ended June 30, 1989 of TECO
               Energy, Inc.).
     10.2      Directors' Retirement Plan, dated as of                   *
               Jan. 24, 1985 (Exhibit 10.24, Form 10-K for 1986
               of TECO Energy, Inc.).
     10.3      Supplemental Executive Retirement Plan for                *
               H. L. Culbreath, as amended on April 27, 1989
               (Exhibit 10.14, Form 10-K for 1989 of TECO
               Energy, Inc.).
     10.4      Supplemental Executive Retirement Plan                  112
               for T. L. Guzzle, as amended on July 20, 1993
               (Exhibit *10.1, Form 10-Q for the quarter ended
               Sept. 30, 1993 of TECO Energy, Inc.), as further
               amended by the First Amendment to TECO Energy
               Group Supplemental Executive Retirement Plan for
               T.L. Guzzle, effective as of Oct. 1, 1994.
     10.5      Supplemental Executive Retirement Plan for              113
               R. H. Kessel, dated as of Dec. 4, 1989 (Exhibit
               *10.16, Form 10-K for 1989 of TECO Energy, Inc.),
               as amended by the First Amendment to TECO Energy
               Group Supplemental Executive Retirement Plan for
               R.H. Kessel, effective as of Oct. 1, 1994.
     10.6      Supplemental Executive Retirement Plan, as              114
               amended on July 18, 1989 (Exhibit *10.17, Form
               10-K for 1989 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy
               Group Supplemental Executive Retirement Plan, effective as of Oct. 1, 1994.

     10.7      TECO Energy, Inc. Group Supplemental                      *
               Retirement Benefits Trust Agreement Amendment and Restatement, dated as of April 27, 1989 (Exhibit
               10.18, Form 10-K for 1989 of TECO Energy, Inc.)
               with Exhibit A as amended Dec. 1, 1989 (Exhibit
               10.2, Form 10-Q for the quarter ended March 31,
               1990 of TECO Energy, Inc.), as further amended by
               First Amendment to 1989 Restatement dated as of
               July 20, 1993 (Exhibit 10.7, Form 10-Q for the
               quarter ended Sept. 30, 1993 of TECO Energy,
               Inc.).
     10.8      Terms of R. H. Kessel's Employment, dated                 *
               as of Dec. 1, 1989 (Exhibit 10.20, Form 10-K for
               1989 of TECO Energy, Inc.).
     10.9      Annual Incentive Compensation Plan for                    *
               TECO Energy and subsidiaries, as revised January
               1993 (Exhibit 10.2, Form 10-Q for quarter ended
               March 31, 1994 of TECO Energy, Inc.).
     10.10     TECO Energy, Inc. Group Supplemental Disability           *
               Income Plan, dated as of March 20, 1989 (Exhibit
               10.22, Form 10-K for 1988 of TECO Energy, Inc.).
     10.11     Forms of Severance Agreement between TECO                 *
               Energy, Inc. and certain senior executives, dated
               as of various dates in 1989 (Exhibit 10.23, Form
               10-K for 1989 of TECO Energy, Inc.).
     10.12     Severance Agreement between TECO Energy, Inc.             *
               and H.L. Culbreath, dated as of April 28, 1989
               (Exhibit 10.24, Form 10-K for 1989 of TECO
               Energy, Inc.).
     10.13     Loan and Stock Purchase Agreement between                 *
               TECO Energy, Inc. and Barnett Banks Trust
               Company, N.A., as trustee of the TECO Energy
               Group Savings Plan Trust Agreement (Exhibit 10.3,
               Form 10-Q for the quarter ended March 31, 1990
               for TECO Energy, Inc.).
     10.14     TECO Energy, Inc. 1990 Equity Incentive                   *
               Plan (Exhibit 10.1, Form 10-Q for the quarter
               ended March 31, 1990 of TECO Energy, Inc.)
     10.15     TECO Energy, Inc. 1991 Director Stock                     *
               Option Plan as amended on Jan. 21, 1992 (Exhibit
               10.26, Form 10-K for 1991 of TECO Energy, Inc.).
     10.16     Supplemental Executive Retirement Plan                  115
               for A.D. Oak, as amended on July 20, 1993
               (Exhibit *10.2, Form 10-Q for the quarter ended
               Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy
               Group Supplemental Executive Retirement Plan for
               A. D. Oak, effective as of Oct. 1, 1994.

     10.17     Supplemental  Executive Retirement Plan                 116
               for K.S. Surgenor, as amended on July 20, 1993
               (Exhibit *10.3, Form 10-Q for the quarter ended
               Sept. 30, 1993 of TECO Energy, Inc.), as further
               amended by the First Amendment to TECO Energy
               Group Supplemental Executive Retirement Plan for
               K.S. Surgenor, effective as of Oct. 1, 1994.
     10.18     Terms of T.L. Guzzle's employment, dated                  *
               as of July 20, 1993 (Exhibit 10, Form 10-Q for
               the quarter ended June 30, 1993 of TECO Energy,
               Inc.).
     10.19     Supplemental Executive Retirement Plan                  117
               for G.F. Anderson (Exhibit 10.4, Form 10-Q for
               the quarter ended Sept. 30, 1993 of TECO Energy,
               Inc.), as amended by the First Amendment to TECO
               Energy Group Supplemental Executive Retirement
               Plan for G.F. Anderson, effective as of Oct. 1,
               1994.
     10.20     TECO Energy Directors' Deferred Compensation Plan,        *
               as amended and restated effective April 1, 1994
               (Exhibit 10.1, Form 10-Q for the quarter ended
               March 31, 1994 for TECO Energy, Inc.).
     10.21     TECO Energy Group Retirement Savings Excess Benefit     118
               Plan, as amended and restated effective Aug. 1, 1994.
     11.       Computation of earnings per common share.               125
     21.       Subsidiaries of the Registrant.                         126
     23.       Consent of Independent Accountants.                     127
     24.1      Power of Attorney.                                      128
     24.2      Certified copy of resolution authorizing Power of
               Attorney.                                               130
     27        Financial Data Schedule (EDGAR filing only)
     _____________
     * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.