Form 10-Q
period 1995-03-31
TECO ENERGY INC
filed 1995-05-12
CIK 350563

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number 1-8180


                           TECO ENERGY, INC.
           (Exact name of registrant as specified in its charter)


           FLORIDA                                 59-2052286
(State or other jurisdiction                      (IRS Employer
incorporation or organization)                 Identification No.)


702 North Franklin Street, Tampa, Florida              33602
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1995):

                Common Stock, $1 Par Value     116,348,185


                                                                    FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

       In    the    opinion  of    management,  the  unaudited consolidated

       financial  statements  include  all  adjustments (none of which were other  than  normal  and  recurring) necessary to present fairly the results  for  the three-month periods ended March 31, 1995 and 1994.

       Reference  should  be  made  to  the explanatory notes affecting the income  and  balance sheet accounts contained in TECO Energy, Inc.'s

       Annual  Report  on Form 10-K for the year ended Dec. 31, 1994 and to the notes on page 6 of this report.

                                                                     FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                           (thousands of dollars)
                                             March 31,          Dec. 31,
                                               1995              1994
                                   Assets
Current assets
  Cash and cash equivalents                 $   11,882        $   35,797
  Short-term investments                        30,881           100,539
  Receivables, less allowance
    for uncollectibles                         129,122           144,615
  Inventories, at average cost
    Fuel                                       109,076           101,819
    Materials and supplies                      49,591            49,679
  Prepayments                                    6,798             8,600
                                               337,350           441,049
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,072,568         3,060,759
  Construction work in progress                319,440           286,624
  Other property                               798,498           748,357
                                             4,190,506         4,095,740
  Accumulated depreciation                  (1,513,181)       (1,475,452)
                                             2,677,325         2,620,288
Other assets
  Other investments                            107,046           106,993
  Deferred income taxes                         52,131            52,299
  Deferred charges and other assets             96,898            91,533
                                               256,075           250,825
                                            $3,270,750        $3,312,162

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $    6,676        $    7,841
  Notes payable                                308,915           349,900
  Accounts payable                             110,704           145,323
  Customer deposits                             50,431            49,457
  Interest accrued                              21,121            15,391
  Taxes accrued                                 16,540               212
                                               514,387           568,124
Deferred income taxes                          388,631           390,795
Investment tax credits                          65,293            66,627
Regulatory liability - tax related              56,266            57,500
Other deferred credits                          72,041            66,058
Long-term debt, less amount due
  within one year                            1,023,239         1,023,881
Preferred stock of Tampa Electric               54,956            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 116,332,208 in 1995 and
    116,199,423 in 1994                      1,173,855         1,163,371
  Unearned compensation related to ESOP        (77,918)          (79,150)
                                            $3,270,750        $3,312,162

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                          (thousands of dollars)


For the three months ended March 31,            1995              1994

Revenues                                      $319,134          $306,622

Expenses
  Operation                                    155,421           153,332
  Maintenance                                   23,934            22,513
  Depreciation                                  44,597            43,173
  Taxes, other than income                      29,135            27,707
                                               253,087           246,725

Income from operations                          66,047            59,897

Other income
  Allowance for other funds used
    during construction                          1,799               273
  Other income (expense), net                      192             2,876
  Preferred dividend requirements of
    Tampa Electric                                (892)             (892)
                                                 1,099             2,257

Income before interest and income taxes         67,146            62,154

Interest charges
  Interest expense                              21,685            19,238
  Allowance for borrowed funds used during
    construction                                (1,084)             (636)
                                                20,601            18,602
Income before provision for income taxes        46,545            43,552
Provision for income taxes                      10,041             9,950

Net income                                    $ 36,504          $ 33,602


Average shares outstanding                 116,266,403       115,690,152

Earnings per average common share
    outstanding                               $   0.31          $   0.29

Dividends per common share outstanding        $ 0.2525          $   0.24


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)


For the three months ended March 31,             1995              1994

Cash flows from operating activities
Net income                                   $  36,504         $  33,602
  Adjustments to reconcile net income
      to net cash
    Depreciation                                44,597            43,173
    Deferred income taxes                       (3,229)           (4,327)
    Investment tax credits, net                 (1,334)           (1,376)
    Allowance for funds used
      during construction                       (2,883)             (909)
    Amortization of unearned compensation
      related to ESOP                            1,232             1,348
    Deferred revenue                             7,421                --
    Deferred recovery clause                    (5,857)            5,272
    Refund to customers                             --            (2,306)
    Receivables, less allowance
      for uncollectibles                        15,493             8,259
    Inventories                                 (7,169)           (7,723)
    Taxes accrued                               16,328            19,922
    Interest accrued                             5,730             7,071
    Accounts payable                           (34,619)          (15,680)
    Other                                        2,607             8,850
                                                74,821            95,176
Cash flows from investing activities
  Capital expenditures                        (102,113)          (56,863)
  Allowance for funds used
    during construction                          2,883               909
  Investment in short-term investments          69,658            (5,259)
  Other non-current investments                    308            (7,367)
                                               (29,264)          (68,580)
Cash flows from financing activities
  Common stock                                   2,725             2,718
  Proceeds from long-term debt                     620                --
  Repayment of long-term debt                   (2,486)          (10,829)
  Net increase (decrease) in short-term debt   (40,985)            8,860
  Dividends                                    (29,346)          (27,754)
                                               (69,472)          (27,005)
Net increase (decrease) in cash
  and cash equivalents                         (23,915)             (409)
Cash and cash equivalents
  at beginning of period                        35,797            33,180
Cash and cash equivalents
  at end of period                           $  11,882         $  32,771


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        TECO   Energy,  Inc.  and  its  subsidiaries  have  made  certain commitments  in  connection  with their continuing capital improvement program  and  estimate  that capital expenditures, excluding allowance for funds used during construction, during 1995 will be as follows:

                                                         millions

          Tampa Electric Company                             $320
          TECO Power Services Corporation                      45
          TECO Transport & Trade Corporation                   37
          TECO Coal Corporation                                12
          TECO Coalbed Methane, Inc.                            8
                                                             $422

B.        On  May 2, 1995, the Florida Public Service Commission (FPSC), in

     a  proposed  agency action, voted to approve a plan submitted by Tampa

     Electric  to  increase  the  utility's  authorized  rate  of return on average  common  equity  (ROE)  to 11.75 percent with a range of 10.75 percent to 12.75 percent and to defer $15 million of revenues for 1995 and additional amounts related to levels of earned ROE. Tampa Electric would  be  limited  to  a  maximum of 12.75 percent regulatory ROE for

     1995.  Also  as  part of its proposed agency action, the FPSC voted to eliminate  Tampa Electric's oil backout tariff effective Jan. 1, 1996.

     See additional discussion on page 10.

C.        Certain 1994 amounts on the consolidated statements of cash flows have been restated to comply with the current-year presentation.

                                                                     FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended March 31, 1995:

          Net  income  of  $36.5  million for the first quarter of 1995 was

     $2.9  million  or  9  percent  higher  than  in the prior year's first quarter, due to higher energy sales at Tampa Electric and a $4-million contract termination settlement at TECO Coalbed Methane.

          Operating income was up 10 percent from 1994's first quarter, for the same reasons.

          The  following  table  identifies the unconsolidated revenues and operating income of the significant operating groups of TECO Energy.

     Contributions by operating group (unconsolidated)
                                       Revenues
     (thousands of dollars)        1995        1994
     Tampa Electric              $253,796    $244,629
     Diversified companies       $114,603    $111,598

                                   Operating income
     (thousands of dollars)        1995        1994
     Tampa Electric              $ 45,880   $ 42,422
     Diversified companies*      $ 21,599   $ 17,714

     * Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the n o n -conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

                                                                     FORM 10-Q


          Tampa  Electric's first-quarter operating income of $45.9 million was  8  percent  higher  than  in  1994 primarily due to higher energy sales. These results were net of $7.4 million of deferred revenues, as discussed on page 10.

          Tampa  Electric's  revenues  increased  $9  million  in the first quarter  of  1995,  reflecting  an almost 3-percent increase in retail

     energy  sales    because of more normal weather in the current quarter

     and a continuing strong local economy. Customer growth of 1.8 percent,

     slightly  higher  than  in  1994's  first quarter, also contributed to

     higher  revenues.    Energy sales to other utilities more than doubled

     from  1994's  first  quarter  as  a  result of normal weather and more competitive  coal prices. Non-fuel revenues from energy sales to other utilities were $8.4 million, $.7 million higher than in 1994's period.

          Tampa  Electric's  total operating expenses for the first quarter were  3  percent higher than in 1994 as total fuel and purchased power costs increased 8 percent, reflective of the increase in energy sales.

     This  was  partially offset by a 5-percent decrease in operation-other and  maintenance  expenses, mainly because of self-insurance liability accruals  required in the first quarter of 1994 and the impact in 1995 of  reduced  costs  as  a  result  of the 1994 corporate restructuring program.

          Unconsolidated  operating  income  for  TECO Energy's diversified companies  increased  22  percent  to  $21.6  million  on  revenues of

     $114.6 million.

          TECO  Coalbed  Methane's operating income was up 6 percent due to the  $4-million  settlement  received for the termination of gas sales contracts with an interstate pipeline company. The terminated contract provided  for  contributions  by  the  buyer to TECO Coalbed Methane's

                                                                     FORM 10-Q

     compression   and   dehydration   expenses.   Coincident   with   this

     termination,  TECO Coalbed Methane secured a replacement long-term gas sales  contract  at  prices  based  on  the  spot-market  for on-shore

     Louisiana  gas.    This  settlement  and  a  5-percent increase in gas

     production more than offset the effect of lower gas prices in 1995.

          TECO  Transport & Trade and TECO Coal both had improved operating results  in 1995's first quarter from higher volumes. TECO Transport's results  also  benefitted  from  lower  operating  costs.  TECO Coal's results were limited by weak coal prices.

          Consolidated  interest  expense  was  13  percent  higher  in the current year primarily due to higher rates on short-term and variable-

     rate debt.

          The  increase  in  consolidated  income tax expense resulted from higher  pretax  income,  which more than offset additional tax credits associated with coalbed methane gas production.

                                                                     FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          On  May  2,  1995  the  FPSC in a proposed agency action voted to approve a plan submitted by Tampa Electric to increase its allowed ROE to 11.75 percent with a range of 10.75 percent to 12.75 percent and to defer  revenues under certain financial circumstances related to these returns.  For  1995,  a  minimum  of  $15-million  of revenues will be deferred  as well as 50 percent of any actual revenues contributing to an  ROE  in  excess  of  11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues contributing to an ROE exceeding 12.75 percent. The deferred revenues, which would accrue interest at the 30-

     day  commercial  paper  rate  specified  in the Florida Administrative

     Code,  would be credited against Tampa Electric's revenue requirements to  be  determined  in a future regulatory proceeding. As of March 31,

     1995, Tampa Electric had deferred $7.4 million in revenues.

          Also  as  part  of  its proposed agency action, the FPSC voted to eliminate  Tampa Electric's oil backout tariff effective Jan. 1, 1996.

     This  tariff  currently  results  in  about  $12  million  of revenues annually.

          The  FPSC issued its order on May 10, 1995. The order will become effective  on June 1, 1995, 21 days after issuance, unless an affected party intervenes.

          As  described  in the company's Current Report on Form 8-K, dated

     April  25, 1995, Moody's Investor's Service lowered the unsecured debt ratings  of TECO Energy and its wholly-owned subsidiary, TECO Finance,

     Inc.,  one  level  to  A1  from Aa3.  In addition, Moody's lowered the senior  and  subordinate  debt  ratings  of Tampa Electric Company one level  to  Aa2  and  Aa3  from Aa1 and Aa2, respectively. Moody's also changed its ratings outlook to "stable" from "negative."

                                                                     FORM 10-Q



          Moody's  P-1  short-term  debt  ratings  for the commercial paper programs of Tampa Electric and TECO Finance were unchanged.

          In  March  1995,  Duff  & Phelps Credit Rating Co. upgraded Tampa

     Electric's  first  mortgage  bond  rating  to  AA+  from  AA  and  the subordinate debt rating to AA from AA-.

          The   decrease  in  cash  and  cash  equivalents  and  short-term investments at March 31, 1995 from Dec. 31, 1994 was the result of the company's  decision  to  liquidate  a  portion  of  the corporate cash portfolio and reduce short-term debt.

          The  increase  in  other property was attributable to TECO Coal's new preparation plant going in service during the first quarter.

                                                                     FORM 10-Q

                        PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

               At   the   Annual   Meeting   of   Shareholders   held   on

          April  19,  1995,  the  shareholders of TECO Energy, Inc. elected four directors. The votes were as follows:

                                                  Votes Cast
                                           For                 Against
          Girard F. Anderson            94,877,506             678,549
          Timothy L. Guzzle             94,818,203             737,852
          J. Thomas Touchton            94,890,702             665,353
          John A. Urquhart              94,845,227             710,828


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


          11.  Computation of earnings per common share.

          27.  Financial data schedule (EDGAR filing only)


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter to which this report relates.

               The registrant filed a Current Report on Form 8-K dated April 20, 1995 reporting under "Item 5. Other Events" on recommendations by the Staff of the Florida Public Service Commission.

               The registrant filed a Current Report on Form 8-K dated April 25, 1995 reporting under "Item 5. Other Events" on changes in debt ratings.

                                                                     FORM 10-Q

                                 SIGNATURES





     Pursuant  to  the requirements of the Securities Exchange Act of 1934,

the  registrant  has  duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                           TECO ENERGY, INC.

                                             (Registrant)









  Dated:  May 12, 1995                  By:/s/ A. D. Oak
                                               A. D. Oak
                                Senior Vice President -- Finance,
                                and Chief Financial Officer
                                (Principal Financial Officer)

                                                                     FORM 10-Q

                             INDEX TO EXHIBITS



         Exhibit No.     Description of Exhibits                    Page No.


              11.        Computation of earnings per common share.        15

              27.        Financial data schedule (EDGAR filing only)      --