Form 10-Q
period 1995-06-30
TECO ENERGY INC
filed 1995-08-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995

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

                         Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1995):

                Common Stock, $1 Par Value     116,480,895


                                                                   FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

       In  the  opinion of  management, the  unaudited consolidated financial statements include all adjustments (none of which were other than normal and recurring) necessary to present fairly the results for the three-month and six-month periods ended June 30,

       1995 and 1994.  Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO

       Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec.

       31, 1994 and to the notes on pages 7 and 8 of this report.

                                                                   FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                           (thousands of dollars)
                                              June 30,          Dec. 31,
                                               1995              1994
                                   Assets
Current assets
  Cash and cash equivalents                 $   25,805        $   35,797
  Short-term investments                        31,180           100,539
  Receivables, less allowance
    for uncollectibles                         152,978           144,615
  Inventories, at average cost
    Fuel                                        89,226           101,819
    Materials and supplies                      48,663            49,679
  Prepayments                                   10,380             8,600
                                               358,232           441,049
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,097,329         3,060,759
  Construction work in progress                420,939           286,624
  Other property                               804,698           748,357
                                             4,322,966         4,095,740
  Accumulated depreciation                  (1,552,234)       (1,475,452)
                                             2,770,732         2,620,288
Other assets
  Other investments                             94,647           106,993
  Deferred income taxes                         54,967            52,299
  Deferred charges and other assets            103,312            91,533
                                               252,926           250,825
                                            $3,381,890        $3,312,162

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $   31,522        $    7,841
  Notes payable                                382,355           349,900
  Accounts payable                             112,999           145,323
  Customer deposits                             50,687            49,457
  Interest accrued                              12,710            15,391
  Taxes accrued                                 34,224               212
                                               624,497           568,124
Deferred income taxes                          382,609           390,795
Investment tax credits                          63,978            66,627
Regulatory liability - tax related              54,065            57,500
Other deferred credits                          88,481            66,058
Long-term debt, less amount due
  within one year                              997,173         1,023,881
Preferred stock of Tampa Electric               54,956            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 116,459,568 in 1995 and
    116,199,423 in 1994                      1,192,672         1,163,371
  Unearned compensation related to ESOP        (76,541)          (79,150)
                                            $3,381,890        $3,312,162

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                          (thousands of dollars)


For the three months ended June 30,             1995              1994

Revenues                                      $349,699          $353,319

Expenses
  Operation                                    169,618           178,528
  Maintenance                                   25,859            26,493
  Depreciation                                  44,611            44,021
  Taxes, other than income                      28,876            28,504
                                               268,964           277,546

Income from operations                          80,735            75,773

Other income
  Allowance for other funds used
    during construction                          2,521               371
  Other income, net                                266               994
  Preferred dividend requirements of
    Tampa Electric                                (892)             (892)
                                                 1,895               473

Income before interest and income taxes         82,630            76,246

Interest charges
  Interest expense                              22,732            20,053
  Allowance for borrowed funds used during
    construction                                (1,519)             (820)
                                                21,213            19,233
Income before provision for income taxes        61,417            57,013
Provision for income taxes                      15,037            15,153

Net income                                    $ 46,380          $ 41,860


Average shares outstanding                 116,395,054       115,858,671

Earnings per average common share
    outstanding                               $   0.40          $   0.36

Dividends per common share outstanding        $  0.265          $ 0.2525


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                          (thousands of dollars)


For the six months ended June 30,               1995              1994

Revenues                                      $668,833          $659,941

Expenses
  Operation                                    325,039           331,860
  Maintenance                                   49,793            49,006
  Depreciation                                  89,208            87,194
  Taxes, other than income                      58,011            56,211
                                               522,051           524,271

Income from operations                         146,782           135,670

Other income
  Allowance for other funds used
    during construction                          4,320               644
  Other income, net                                458             3,870
  Preferred dividend requirements of
    Tampa Electric                              (1,784)           (1,784)
                                                 2,994             2,730

Income before interest and income taxes        149,776           138,400

Interest charges
  Interest expense                              44,417            39,291
  Allowance for borrowed funds used during
    construction                                (2,603)           (1,456)
                                                41,814            37,835
Income before provision for income taxes       107,962           100,565
Provision for income taxes                      25,078            25,103

Net income                                    $ 82,884          $ 75,462


Average shares outstanding                 116,330,517       115,776,421

Earnings per average common share
    outstanding                               $   0.71          $   0.65

Dividends per common share outstanding        $ 0.5175          $ 0.4925


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)


For the six months ended June 30,                1995              1994

Cash flows from operating activities
Net income                                   $  82,884         $  75,462
  Adjustments to reconcile net income
      to net cash
    Depreciation                                89,208            87,194
    Deferred income taxes                      (14,215)          (10,714)
    Investment tax credits, net                 (2,649)           (2,755)
    Allowance for funds used
      during construction                       (6,923)           (2,100)
    Amortization of unearned compensation
      related to ESOP                            2,609             2,876
    Deferred revenue                            16,822                --
    Deferred recovery clause                   (13,205)           15,874
    Refund to customers                             --            (2,428)
    Amortization of coal contract buyout           676                --
    Receivables, less allowance
      for uncollectibles                        (8,363)          (15,258)
    Inventories                                 13,609           (10,594)
    Taxes accrued                               34,012            24,837
    Interest accrued                            (2,681)            1,227
    Accounts payable                           (32,324)          (14,148)
    Other                                        6,471            15,571
                                               165,931           165,044
Cash flows from investing activities
  Capital expenditures                        (242,066)         (127,778)
  Allowance for funds used
    during construction                          6,923             2,100
  Investment in short-term investments          69,359           (12,296)
  Other non-current investments                 15,286            (6,367)
                                              (150,498)         (144,341)
Cash flows from financing activities
  Common stock                                   5,443             6,046
  Proceeds from long-term debt                     620               521
  Repayment of long-term debt                   (3,765)          (15,972)
  Net increase in short-term debt               32,455            41,588
  Dividends                                    (60,178)          (56,998)
                                               (25,425)          (24,815)
Net decrease in cash and cash equivalents       (9,992)           (4,112)
Cash and cash equivalents
  at beginning of period                        35,797            33,180
Cash and cash equivalents at end of period   $  25,805         $  29,068



The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FORM 10-Q

                        NOTES TO FINANCIAL STATEMENTS


A.        TECO Energy, Inc. and its subsidiaries have made certain

     commitments in connection with their continuing capital improvement program and estimate that capital expenditures, excluding allowance for funds used during construction (AFUDC), during 1995 will be as follows:

                                                         millions
          Tampa Electric Company                             $320
          TECO Power Services Corporation                      45
          TECO Transport & Trade Corporation                   29
          TECO Coal Corporation                                19
          TECO Coalbed Methane, Inc.                            9
          TECO Properties, Inc.                                 3
                                                             $425


          Included in TECO Power Services' estimated capital expenditures is

     $44 million for a 78-megawatt generating facility being constructed in

     Guatemala.  Startup and testing of the two combustion turbines at this facility has begun and commercial operation is expected later this year.

B.        The Florida Public Service Commission (FPSC) issued an order effective June 1, 1995 which approved a deferred revenue plan for Tampa

     Electric.  The plan provided for an increase in Tampa Electric's authorized rate of return on common equity (ROE) for all regulatory purposes to a new midpoint of 11.75 percent with a range of 10.75 percent to 12.75 percent retroactive to Jan. 1, 1995.  For 1995 Tampa

     Electric will defer until 1997 $15 million of revenues, as well as 50 percent of actual revenues contributing to a return on average common equity exceeding 11.75 percent and 100 percent of actual revenues contributing to a return on average common equity exceeding 12.75 percent.  The FPSC order also eliminated Tampa Electric s oil backout tariff effective Jan. 1, 1996.  This tariff currently results in approximately $12 million of annual revenues.  See additional discussion on page 14.

                                                                   FORM 10-Q

 C.       Certain 1994 amounts on the consolidated statements of cash flows have been restated to comply with the current-year presentation.

                                                                   FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended June 30, 1995:

          Net  income  of  $46.4  million  for the second quarter of 1995 was

     $4.5  million  or  11  percent  higher than 1994's second quarter due to increased  energy  sales,  higher  AFUDC and lower operating expenses at

     Tampa Electric.  TECO Coal and TECO Transport & Trade also had increased earnings from higher third-party sales and lower operating costs.

          Consolidated  operating  income was up 7 percent from 1994's second quarter due to strong performances by Tampa Electric, TECO Coal and TECO

     Transport & Trade.

          The  following  table  identifies  the  unconsolidated revenues and operating income of the significant operating groups of TECO Energy.

     Contributions by operating group (unconsolidated)
                                       Revenues
     (thousands of dollars)        1995        1994
     Tampa Electric              $279,094    $293,324
     Diversified companies       $122,193    $116,725

                                   Operating income
     (thousands of dollars)        1995        1994
     Tampa Electric              $ 60,439   $ 58,735
     Diversified companies*      $ 22,322   $ 17,024

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


          Tampa  Electric's  second-quarter operating income of $60.4 million was  3  percent higher than in 1994 primarily due to higher energy sales and lower operating expenses.  These results were net of $9.4 million of revenues  deferred under the FPSC-approved plan discussed on pages 7 and

                                                                   FORM 10-Q

     14.

          Tampa  Electric's  revenues  decreased  $14.2 million in the second quarter  of  1995  due  primarily to the deferred revenue plan and lower fuel revenues, partially offset by the effect of increased energy sales.

     Fuel  revenues  declined as a result of Tampa Electric s ongoing efforts to  lower fuel charges to the customer.  Retail energy sales increased 4 percent from continued strength in the local economy, including customer growth of 1.8 percent.

          Tampa  Electric's  total  operating expenses for the second quarter

     were  7  percent  lower  than  in  1994.    Combined operation-other and

     maintenance  expenses decreased $8.4 million, or 12 percent, as a result of  reduced costs associated with the corporate restructuring program in late  1994, additional cost control activities and the timing of certain

     expenses.    Combined fuel and purchased power expense decreased by $8.0 million  due  to  lower  per-unit  fuel  costs  and  the  timing  of the recognition  of  fuel  expense  under  the FPSC-approved fuel adjustment clause.

          Unconsolidated  operating  income  for  TECO  Energy's  diversified

     companies   increased  31  percent  to  $22.3  million  on  revenues  of

     $122.2 million.

          TECO  Coal's  operating  income increased due to higher third-party volumes  from  the continued development of coal properties, despite the current  soft  domestic  coal  market.  In addition cost control efforts resulted in lower production costs.

          TECO  Transport  &  Trade  benefitted  from  increased  third-party volume, improved pricing and lower operating costs.

          The  benefit  of  higher gas production at TECO Coalbed Methane was offset by lower gas prices.

             TECO  Properties  contributed  to  operating  results  with  a

                                                                   FORM 10-Q

     $1.3 million gain on the sale of an apartment complex.

          Consolidated  interest expense was 13 percent higher in the current quarter  due  to  higher  interest  rates  on  floating rate debt and an increase in short-term debt balances.

          Total  AFUDC  increased in 1995 because of additional investment in

     Tampa Electric s Polk Power Station which is under construction.

          T h e  effective  income  tax  rate  for  the  second  quarter  was

     24.1  percent  compared  to  26.2 percent for the same period last year.

     The  decrease  was  primarily due to higher allowance for other funds used during construction in 1995.

                                                                   FORM 10-Q

     Six months ended June 30, 1995:

          Net  income  of  $82.9  million  for  the  first  half  of 1995 was

     $7.4  million  or  10  percent  higher  than in 1994's first half due to increased  energy  sales,  higher  AFUDC and lower operating expenses at

     Tampa Electric.  TECO Coal and TECO Transport & Trade also had increased earnings from higher third-party sales and lower operating costs.

          Consolidated  operating  income  was up 8 percent from 1994's first half  from  strong  performances  by  Tampa Electric, TECO Coal and TECO

     Transport & Trade.

          The  following  table  identifies  the  unconsolidated revenues and operating income of the significant operating groups of TECO Energy.

     Contributions by operating group (unconsolidated)
                                       Revenues
     (thousands of dollars)        1995        1994
     Tampa Electric              $532,890    $537,953
     Diversified companies       $236,796    $228,323

                                   Operating income
     (thousands of dollars)        1995        1994
     Tampa Electric              $106,319   $101,157
     Diversified companies*      $ 43,921   $ 34,738

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


          Tampa  Electric's first-half operating income of $106.3 million was

     5  percent  higher than in 1994 primarily due to higher energy sales and

     lower  operating  expenses.   These results were net of $16.8 million of

     revenues deferred under the plan discussed on pages 7 and 14.

          Tampa  Electric's revenues decreased $5.1 million in the first half of  1995  due primarily to the FPSC-approved deferred revenue plan which more  than  offset  the effect of increased energy sales.  Retail energy

                                                                   FORM 10-Q

     sales were up 3 percent from continued economic growth which resulted in increased  energy  usage  in  the residential, industrial-phosphate, and commercial sectors.

          Tampa Electric's total operating expenses for the first half were 2 percent  lower  than  in 1994 as a result of the corporate restructuring program  in late 1994, additional cost control activities and the timing of certain expenses.

          Unconsolidated  operating  income  for  TECO  Energy's  diversified

     companies   increased  26  percent  to  $43.9  million  on  revenues  of

     $236.8 million.

          Both TECO Coal and TECO Transport & Trade had improved results from increased  third-party  business  and cost control efforts.  TECO Coal's preparation  and  coal  handling  facilities became fully operational in early  1995  which  contributed  to  increased  coal  sales, despite the current soft domestic coal market.

          At  TECO  Coalbed  Methane,  a  first  quarter  $4-million contract termination  settlement  along  with  5  percent higher volume more than offset the effects of lower gas prices.

          Consolidated  interest expense was 13 percent higher in the current year  due to higher interest rates on floating rate debt and an increase in short-term debt balances.

          Total  AFUDC  increased in 1995 because of additional investment in

     Tampa Electric's Polk Power Station which is under construction.

          The  effective income tax rate for the first six months of 1995 was

     22.8  percent  compared  to  24.5 percent for the same period last year.

     The  decrease  was  primarily due to higher allowance for other funds used during construction in 1995.

                                                                   FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC  issued  an order effective June 1, 1995 approving a plan for  Tampa  Electric to increase its allowed ROE to 11.75 percent with a range  of  10.75  percent  to  12.75 percent and to defer revenues under certain  financial  circumstances  related  to  these returns.  For 1995

     Tampa Electric will defer until 1997 $15 million of revenues, as well as

     50 percent of actual revenues contributing to a return on average common equity  exceeding  11.75  percent  and  100  percent  of actual revenues contributing  to  a  return  on  average  common  equity exceeding 12.75 percent. The disposition of the deferred revenues, which will accrue interest at the 30-day  commercial  paper  rate  specified in the

     Florida Administrative Code, will be subject  to  a  FPSC  determination in a regulatory proceeding. Tampa Electric expects that the deferred revenues will be credited against its revenue requirements beginning in  1997.  As of June 30, 1995, Tampa Electric had deferred $16.8 million

     in  revenues.    The  FPSC  also eliminated Tampa Electric's oil backout

     tariff  effective  Jan.  1,  1996.    This  tariff  currently results in

     approximately $12 million of annual revenues.

          To reduce its exposure to floating interest rates on notes payable,

     TECO Finance, Inc. entered into an interest rate exchange agreement on a notional  amount  of  $100  million effective June 26, 1995.  Under this agreement  TECO  Finance  will  pay  a  fixed rate of 5.8 percent over a three-year  term and will receive payments during this period based on a

     30-day  commercial  paper index.  The agreement effectively converts the interest  on  $100  million  of  TECO  Finance  commercial  paper from a variable rate to a fixed rate for a three-year period.

                                                                   FORM 10-Q



          Cash  and  cash  equivalents and short-term investments at June 30,

     1995  decreased from Dec. 31, 1994 as a result of the company's decision to  liquidate  a  portion  of the corporate cash portfolio and apply the proceeds to reduce short-term debt balances.

                                                                   FORM 10-Q

                         PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


       (a)  Exhibits


       3.   Bylaws, as amended, effective July 18, 1995.

      10.1  Amendment  to  TECO  Energy,  Inc.  Directors    Retirement Plan,
            effective July 1, 1995.

      10.2 Amendment to TECO Energy Group Supplemental Retirement Benefits Trust Agreement, effective July 17, 1995.

      10.3 Supplemental Executive Retirement Plan for R. A. Dunn, dated as of July 17, 1995.

      11.   Computation of earnings per common share.

      27.   Financial data schedule. (EDGAR filing only)



       (b)  Reports on Form 8-K


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




                                          TECO ENERGY, INC.
                                            (Registrant)




  Date:  August 14, 1995                  By: /s/ A. D. Oak
                                                  A. D. Oak
                                          Senior Vice President -- Finance,
                                          and Chief Financial Officer
                                         (Principal Financial Officer)

                                                                   FORM 10-Q

                              INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

    3.        Bylaws, as amended, effective July 18, 1995              19

   10.1       Amendment to TECO Energy, Inc. Directors  Retirement
              Plan, effective July 1, 1995                             29

   10.2       Amendment to TECO Energy Group Supplemental Retirement
              Benefits Trust Agreement, effective July 17, 1995        30

   10.3       Supplemental Executive Retirement Plan for R. A.
              Dunn, dated as of July 17, 1995                          33

   11.        Computation of earnings per common share                 39

   27.        Financial data schedule (EDGAR filing only)              --