Form 10-Q
period 1995-09-30
TECO ENERGY INC
filed 1995-11-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995

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

                         Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1995):

                Common Stock, $1 Par Value     116,618,897


                                                                 FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

     In  the  opinion of  management, the  unaudited consolidated financial statements  include  all  adjustments  (none  of which were other than normal  and recurring) necessary to present fairly the results for the three-month  and  nine-month  periods  ended  Sept. 30, 1995 and 1994.

     Reference should be made to the explanatory notes affecting the income and  balance  sheet  accounts  contained in TECO Energy, Inc.'s Annual

     Report  on Form 10-K for the year ended Dec. 31, 1994 and to the notes on pages 7 and 8 of this report.

                                                                 FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                             Sept. 30,          Dec. 31,
                                               1995              1994
                                   Assets
Current assets
  Cash and cash equivalents                 $   13,435        $   35,797
  Short-term investments                        31,685           100,539
  Receivables, less allowance
    for uncollectibles                         170,575           144,615
  Inventories, at average cost
    Fuel                                        70,410           101,819
    Materials and supplies                      50,238            49,679
  Prepayments                                    8,462             8,600
                                               344,805           441,049
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,148,371         3,060,759
  Construction work in progress                425,870           286,624
  Other property                               818,254           748,357
                                             4,392,495         4,095,740
  Accumulated depreciation                  (1,584,521)       (1,475,452)
                                             2,807,974         2,620,288
Other assets
  Other investments                             91,589           106,993
  Deferred income taxes                         57,331            52,299
  Deferred charges and other assets            105,429            91,533
                                               254,349           250,825
                                            $3,407,128        $3,312,162

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $   31,622        $    7,841
  Notes payable                                312,610           349,900
  Accounts payable                             123,422           145,323
  Customer deposits                             50,849            49,457
  Interest accrued                              22,843            15,391
  Taxes accrued                                 58,049               212
                                               599,395           568,124
Deferred income taxes                          381,916           390,795
Investment tax credits                          62,663            66,627
Regulatory liability - tax related              51,357            57,500
Other deferred credits                         108,367            66,058
Long-term debt, less amount due
  within one year                              995,846         1,023,881
Preferred stock of Tampa Electric               54,956            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 116,572,393 in 1995 and
    116,199,423 in 1994                      1,227,915         1,163,371
  Unearned compensation related to ESOP        (75,287)          (79,150)
                                            $3,407,128        $3,312,162

The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands)


For the three months ended Sept. 30,            1995              1994

Revenues                                      $389,097          $366,593

Expenses
  Operation                                    187,786           176,479
  Maintenance                                   24,563            24,326
  Depreciation                                  41,235            43,536
  Taxes, other than income                      28,445            27,580
                                               282,029           271,921

Income from operations                         107,068            94,672

Other income
  Allowance for other funds used
    during construction                          3,234               459
  Other income, net                                (87)              943
  Preferred dividend requirements of
    Tampa Electric                                (892)             (892)
                                                 2,255               510

Income before interest and income taxes        109,323            95,182

Interest charges
  Interest expense                              22,318            19,610
  Allowance for borrowed funds used during
    construction                                (1,949)           (1,071)
                                                20,369            18,539
Income before provision for income taxes        88,954            76,643
Provision for income taxes                      25,707            22,076

Net income                                    $ 63,247          $ 54,567


Average shares outstanding                     116,517           116,006

Earnings per average common share
    outstanding                               $   0.55          $   0.47

Dividends per common share outstanding        $  0.265          $ 0.2525


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands)


For the nine months ended Sept. 30,             1995              1994

Revenues                                    $1,057,930        $1,026,534

Expenses
  Operation                                    512,825           508,339
  Maintenance                                   74,356            73,332
  Depreciation                                 130,443           130,730
  Taxes, other than income                      86,456            83,791
                                               804,080           796,192

Income from operations                         253,850           230,342

Other income
  Allowance for other funds used
    during construction                          7,554             1,103
  Other income, net                                371             4,813
  Preferred dividend requirements of
    Tampa Electric                              (2,676)           (2,676)
                                                 5,249             3,240

Income before interest and income taxes        259,099           233,582

Interest charges
  Interest expense                              66,735            58,901
  Allowance for borrowed funds used during
    construction                                (4,552)           (2,527)
                                                62,183            56,374
Income before provision for income taxes       196,916           177,208
Provision for income taxes                      50,785            47,179

Net income                                  $  146,131        $  130,029


Average shares outstanding                     116,392           115,852

Earnings per average common share
    outstanding                             $     1.26        $     1.12

Dividends per common share outstanding      $   0.7825        $    0.745


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


For the nine months ended Sept. 30,              1995              1994

Cash flows from operating activities
Net income                                   $ 146,131         $ 130,029
  Adjustments to reconcile net income
      to net cash
    Depreciation                               130,443           130,730
    Deferred income taxes                      (19,991)           (4,161)
    Investment tax credits, net                 (3,964)           (4,131)
    Allowance for funds used
      during construction                      (12,106)           (3,630)
    Amortization of unearned compensation
      related to ESOP                            3,863             4,258
    Deferred revenue                            30,962                --
    Deferred recovery clause                   (13,976)           20,730
    Refund to customers                             --            (2,428)
    Amortization of coal contract buyout         1,352                --
    Receivables, less allowance
      for uncollectibles                       (25,960)          (16,565)
    Inventories                                 30,850            (6,616)
    Taxes accrued                               57,837            29,784
    Interest accrued                             7,452             7,919
    Accounts payable                           (21,901)           (1,234)
    Other                                       18,883            10,090
                                               329,875           294,775
Cash flows from investing activities
  Capital expenditures                        (326,950)         (198,007)
  Allowance for funds used
    during construction                         12,106             3,630
  Investment in short-term investments          68,854            (5,882)
  Other non-current investments                 18,763            (7,156)
                                              (227,227)         (207,415)
Cash flows from financing activities
  Common stock                                   7,758             8,686
  Proceeds from long-term debt                     620               686
  Repayment of long-term debt                   (5,052)          (17,575)
  Net increase (decrease) in short-term debt   (37,290)           16,210
  Dividends                                    (91,046)          (86,279)
                                              (125,010)          (78,272)
Net increase (decrease) in cash
  and cash equivalents                         (22,362)            9,088
Cash and cash equivalents
  at beginning of period                        35,797            33,180
Cash and cash equivalents at end of period   $  13,435         $  42,268



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

                                                         millions
          Tampa Electric Company                             $310
          TECO Power Services Corporation                      45
          TECO Transport & Trade Corporation                   35
          TECO Coal Corporation                                12
          TECO Coalbed Methane, Inc.                           10
          TECO Properties, Inc.                                 3
                                                             $415


          Included  in  TECO Power Services' estimated capital expenditures is  $44  million  for  a  78-megawatt generating facility in Guatemala which began commercial operation in September.

B.        Tampa  Electric  s  deferred revenue plan approved by the Florida

     Public  Service  Commission  (FPSC)  provides  for  an  11.75  percent authorized  rate  of  return on common equity (ROE) for all regulatory purposes with a range of 10.75 percent to 12.75 percent retroactive to

     Jan.  1,  1995.   Under the plan Tampa Electric will defer in 1995 $15

     million  of  revenues  as  well  as  50  percent  of  actual  revenues contributing  to  a  return  on  average  common  equity  exceeding

     11.75  percent  and  100  percent of actual revenues contributing to a return  on  average  common  equity  exceeding  12.75  percent.  Tampa

     Electric  expects,  subject  to regulatory approval, that beginning in

     1997  these  deferred revenues will be used to offset a portion of the revenue  requirements  associated  with the Polk Power Station.  As of

     Sept.  30,  1995, Tampa Electric had deferred $31 million in revenues.

     The  FPSC  order  also  eliminated Tampa Electric s oil backout tariff

                                                                 FORM 10-Q

     effective  Jan.  1,  1996.    This  tariff  currently  results  in

     approximately $12 million of annual revenues.

 C.       Certain 1994 amounts on the consolidated statements of cash flows have been restated to comply with the current-year presentation.

                                                                 FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended Sept. 30, 1995:

          Net  income  of  $63.2  million for the third quarter of 1995 was

     $8.7  million  or  16  percent  higher  than  1994's third quarter due primarily  to  increased  sales  at Tampa Electric, TECO Coal and TECO

     Transport & Trade.  Higher AFUDC at Tampa Electric also contributed to higher net income.

          Consolidated operating income was up 13 percent from 1994's third quarter  due  to  strong performances by Tampa Electric, TECO Coal and

     TECO Transport & Trade.

          The  following  table  identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                 (thousands of dollars)
                                        Revenues
                                    1995        1994
     Tampa Electric               $308,067    $301,440
     Diversified companies        $135,454    $119,392

                                    Operating income
                                    1995        1994
     Tampa Electric               $ 81,921    $ 77,574
     Diversified companies*       $ 27,033    $ 17,544

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


          Tampa  Electric's third-quarter operating income of $81.9 million was  6  percent  higher  than  in  1994 primarily due to higher energy

     sales.    These results were net of $14.1 million of revenues deferred

                                                                 FORM 10-Q

     under the FPSC-approved plan described on pages 7 and 14.

          Tampa  Electric s revenues for the quarter increased $6.6 million or 2 percent after the $14.1 million revenue deferral due to increased

     energy  sales.    Retail  energy  sales increased 5 percent reflecting

     customer growth and warmer weather than 1994's third quarter.

          Tampa  Electric's  total operating expenses for the third quarter were  1  percent  higher than in 1994.  The change is primarily due to higher  combined  fuel  and  purchased  power  expenses resulting from higher energy sales.

          Unconsolidated  operating  income  for  TECO Energy's diversified companies  increased  54  percent  to  $27.0  million  on  revenues of

     $135.5 million.

          TECO  Coal's operating income increased due to higher third-party volumes,  which  more  than  offset  the  current  soft  domestic coal market s effect on prices.  In addition, cost control efforts resulted

     in  lower  production  costs.   TECO Coal also realized a $2.6 million

     gain  on  the  sale  of  land  and mineral rights under a condemnation settlement.

          TECO  Transport  &  Trade  benefited  from  increased third-party volume, improved pricing and more efficient utilization of the fleet.

          A  5  percent  increase in gas production at TECO Coalbed Methane was more than offset by lower gas prices.

          Consolidated  interest  expense  was  14  percent  higher  in the current quarter due to higher interest rates on floating-rate debt and an increase in Tampa Electric s short-term debt balances.

          Total AFUDC increased in 1995 because of additional investment in

     Tampa Electric s Polk Power Station which is under construction.

                                                                 FORM 10-Q

     Nine months ended Sept. 30, 1995:

          Net  income  of  $146.1  million  for the nine months of 1995 was

     $16.1  million  or  12  percent  higher  than in 1994 due primarily to increased  sales  at  Tampa  Electric,  TECO Coal and TECO Transport &

     Trade.    Higher  AFUDC and lower operating expenses at Tampa Electric also contributed to higher net income.

          Consolidated  operating income was up 10 percent from 1994 due to strong  performances by Tampa Electric, TECO Coal and TECO Transport &

     Trade.

          The  following  table  identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.


     Contributions by operating group (unconsolidated)

                                 (thousands of dollars)
                                        Revenues
                                    1995        1994
     Tampa Electric               $840,957    $839,393
     Diversified companies        $372,250    $347,715

                                    Operating income
                                    1995        1994
     Tampa Electric               $188,240    $178,731
     Diversified companies*       $ 70,954    $ 52,282

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


          Tampa  Electric's operating income of $188.2 million for the nine months  was  5  percent  higher  than  in 1994 primarily due to higher energy  sales and lower operating expenses.  These results were net of

     $31.0  million  of  revenues  deferred  under  the  FPSC-approved plan described on pages 7 and 14.

                                                                 FORM 10-Q

          Tampa  Electric  s  revenues  for  the  nine  months  increased

     $1.6  million  or  .2 percent after the $31.0 million revenue deferral

     due  to  increased  energy  sales.    Retail  energy  sales  increased

     4  percent  from  continued  growth in the local economy and favorable weather  which  resulted  in increased energy usage in the residential and  commercial sectors.  In addition, the industrial-phosphate sector used more energy to meet increased demand.

          Tampa  Electric s non-fuel operation and maintenance expenses for the  nine months were $10.8 million or 6 percent lower than in 1994 as a  result  of  the corporate restructuring program established in late

     1994, additional cost control activities in 1995 and timing of certain

     expenses.    Tampa  Electric's  total  operating expenses for the nine

     months  were  1 percent lower than 1994 because increased energy sales resulted in higher combined fuel and purchased power expenses.

          Unconsolidated  operating  income  for  TECO Energy's diversified companies  increased  36  percent  to  $71.0  million  on  revenues of

     $372.3 million.

          Both  TECO  Coal  and TECO Transport & Trade had improved results

     from  increased  third-party  business.    TECO  Transport s operating

     income  was  further  improved  by  cost-control efforts.  TECO Coal s preparation  and  coal handling facilities became fully operational in early  1995  which  contributed  to  increased coal sales, despite the

     current  soft  domestic  coal  market.    TECO  Coal  also  realized a

     $2.6  million  gain  on  the  sale  of land and mineral rights under a condemnation settlement.

          At TECO Coalbed Methane 5 percent higher volume, lower production costs  and  a first quarter $4-million contract termination settlement more than offset lower gas prices.

                                                                 FORM 10-Q

          Consolidated  interest  expense  was  13  percent  higher  in the current year due to higher interest rates on floating-rate debt and an increase in short-term debt balances.

          Total AFUDC increased substantially in 1995 because of additional investment  in  Tampa  Electric  s  Polk  Power Station which is under construction.

          The  effective  income  tax  rate for the nine months of 1995 was

     25.4  percent  compared to 26.2 percent for the same period last year.

     The  decrease  was  primarily  due to higher allowance for other funds used during construction in 1995.

                                                                 FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          Tampa Electric s FPSC-approved deferred revenue plan provides for an  11.75  percent  authorized  ROE for all regulatory purposes with a range  of  10.75 percent to 12.75 percent and the deferral of revenues under certain financial circumstances related to these returns.  Under the  plan Tampa Electric will defer in 1995 $15 million of revenues as well  as  50  percent  of  actual revenues contributing to a return on average  common  equity  exceeding  11.75  percent  and 100 percent of actual  revenues  contributing  to  a  return on average common equity

     exceeding  12.75  percent.    Tampa  Electric  expects,  subject  to

     regulatory  approval,  that  beginning in 1997 these deferred revenues will  be  used  to  offset  a  portion  of  the  revenue  requirements associated  with  the Polk Power Station.  As of Sept. 30, 1995, Tampa

     Electric  had  deferred  $31  million  in  revenues.    The  FPSC also

     eliminated Tampa Electric's oil backout tariff effective Jan. 1, 1996.

     This  tariff  currently results in approximately $12 million of annual revenues.

          The  company  has  recently  formed  a  subsidiary,  TECO  Energy

     Management  Services  Corporation,  that  is pilot-testing an advanced energy management system for residential use and has under development a system for industrial and commercial applications.

          The company has also expanded its natural gas production business by  forming  a  new  subsidiary,  TECO  Gas  &  Oil,  Inc.,  which  is participating  through  a  joint  venture  in  an  exploration  and development  program  for  gas  and oil in the shallow gulf waters off

     Texas  and  Louisiana.    The  joint  venture has successfully bid for

     several  offshore  leases  at  federal  auctions  and  has  negotiated

     drilling  rights  on  other  parcels.    The  first  exploratory well,

                                                                 FORM 10-Q

     completed  in October, was successful.  The company expects to make an initial  investment of $10 million to $20 million over the next one to two years.

          Cash and cash equivalents and short-term investments at Sept. 30,

     1995  were  decreased  from Dec. 31, 1994 levels and the proceeds were applied to reduce short-term debt balances.

          Fuel   inventory  declined  as  a  result  of  higher  levels  of generation at Tampa Electric.

          The  increase  in  other property from Dec. 31, 1994 to Sept. 30,

     1995 reflected TECO Coal s new facilities which went in service during the first quarter of 1995.

          Other deferred credits increased primarily due to the deferral of

     Tampa Electric revenues.

          Taxes  accrued  at  Sept.  30,  1995 increased from Dec. 31, 1994 primarily because of the timing of federal income tax and property tax payments at Tampa Electric.

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









                                            TECO ENERGY, INC.

                                             (Registrant)









  Date:  November 13, 1995              By: /s/ A. D. Oak

                                              A. D. Oak

                                        Senior Vice President - Finance,

                                          and Chief Financial Officer

                                         (Principal Financial Officer)

                                                                 FORM 10-Q

                             INDEX TO EXHIBITS



Exhibit No.   Description of Exhibits                               Page No.


   11.        Computation of earnings per common share                 19

   27.        Financial data schedule (EDGAR filing only)              --