Form 10-K
period 1995-12-31
TECO ENERGY INC
filed 1996-03-29
CIK 350563

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1995
                                     OR
          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $2,924,007,675.

Number of shares of the registrant's common stock outstanding as of February 29, 1996 was 116,960,307.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.



                                   PART I

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

     TECO Energy has seven principal, directly-owned subsidiaries:
          Tampa Electric, a Florida corporation and TECO Energy's largest subsidiary, is an electric utility that serves more than 501,000 retail customers in West Central Florida with a net system generating capability of 3,404 megawatts (MWs).

          TECO Diversified, Inc. (TECO Diversified), a Florida corporation formed in 1987, has four subsidiaries that conduct a substantial portion of the diversified activities of TECO Energy: TECO Coal Corporation (TECO
Coal), TECO Coalbed Methane, Inc. (TECO Coalbed Methane), TECO Properties Corporation (TECO Properties) and TECO Transport & Trade Corporation (TECO Transport).

          TECO Power Services Corporation (TECO Power Services), a Florida corporation formed in 1987, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks other opportunities both in the southeastern United States and Latin America to develop independent power and cogeneration projects.

          TECO Investments, Inc. (TECO Investments), a Florida corporation formed in 1987, invests capital in short- and long-term securities and financial instruments.

          TECO Finance, Inc. (TECO Finance), a Florida corporation formed in 1987, is a source of debt capital primarily for the diversified activities of TECO Energy.

          TECO Gas & Oil, Inc. (TECO Gas & Oil), a Florida corporation formed in 1995, is involved in the exploration and development of conventional gas and oil in the shallow gulf waters off Texas and Louisiana.

         TeCom Inc. (TeCom), a Florida corporation (formerly called TECO Energy Management Services Corporation) formed in 1994, is developing an advanced energy management and communications system, and is currently pilot testing this technology.

     For financial information regarding TECO Energy's significant business segments see Note J on pages 52 and 53.

     TECO Energy and its subsidiaries had 4,465 employees as of Dec. 31, 1995.

TAMPA ELECTRIC

     Tampa Electric was incorporated in Florida in 1899 and was reincorporated in 1949. Tampa Electric is a public utility operating wholly within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West
Central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the utility engages in wholesale sales to other utilities which consist of broker economy, requirements and other types of service of varying duration and priority. Tampa Electric has three electric generating stations in or near Tampa and two electric generating stations located near Sebring, a city located in Highlands County in South Central Florida.
     Tampa Electric had 2,836 employees as of Dec. 31, 1995, of which 1,164 were represented by the International Brotherhood of Electrical Workers
(IBEW) and 308 by the Office and Professional Employees International
Union.
     In 1995, approximately 48 percent of Tampa Electric's total operating revenue was derived from residential sales, 29 percent from commercial sales, 10 percent from industrial sales and 13 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(millions)                       1995        1994        1993

Residential                  $  523.3    $  505.5    $  464.1
Commercial                      316.1       316.8       298.3
Industrial-Phosphate             61.7        58.3        55.1
Industrial-Other                 45.0        50.0        48.9
Sales for resale                 80.0        70.4        76.1
Deferred revenues               (50.8)         --          --
Other                           117.0        93.9        98.8
                             $1,092.3    $1,094.9    $1,041.3


     No material part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except that 8 customers in the phosphate industry accounted for 6 percent of operating revenues in 1995.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.
Regulation

     The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other
matters.     Tampa Electric is also subject to regulation by the Federal Energy
Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on page 7.

     TECO Transport, TECO Coal and TECO Power Services subsidiaries sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric and to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be billed to Tampa Electric's customers. See Utility Regulation on pages 27 through 30. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference program, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight. See also TECO Power Services on pages 10 and 11.

Competition

      Tampa Electric s retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users, and possibly commercial and residential customers as well, may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, to control costs, and provide high quality service to retail customers. There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers under certain circumstances. Tampa Electric continues its cost reduction efforts to increase its wholesale business, which is dependent in part on access to transmission systems owned by others.
      In March 1995 the FERC issued its Notice Of Proposed Rulemaking on Open Access Transmission Services (NOPR). The NOPR would require open access to transmission systems and utilities owning transmission facilities (including Tampa Electric) to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions, including price. Among other things the NOPR would unbundle transmission services from power sales and require owners of transmission systems to take service under their own transmission tariffs.
     In November 1995 the FERC accepted for filing Tampa Electric s open access transmission tariffs, which conform to the pro forma tariffs contained in the NOPR, subject to refund and the outcome of the final rule under the NOPR.

Retail Pricing

     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
   The basic costs, other than fuel and purchased power, of providingelectric service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity.
Base prices are determined in FPSC price setting hearings that occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties.
     Fuel, Clean Air Act allowances, and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel, Clean Air Act allowances and purchased power, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges for prior periods.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.

Fuel
     About 99 percent of Tampa Electric's generation for 1995 was from its coal-fired units. About the same level is anticipated for 1996.
     Tampa Electric's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1995    1994    1993    1992    1991
Coal                    $ 2.15  $ 2.22  $ 2.26  $ 2.23  $ 2.22
Oil                     $ 2.76  $ 2.49  $ 2.69  $ 2.76  $ 3.21
Gas                         --      --  $ 3.52  $ 2.43  $ 1.98
Composite               $ 2.16  $ 2.22  $ 2.27  $ 2.24  $ 2.25
Average cost per ton
 of coal burned         $50.97  $53.39  $54.55  $53.65  $53.87

    Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burns natural gas and oil.
     Coal. Tampa Electric burned approximately 7.4 million tons of coal during 1995 and estimates that its coal consumption will be 7.3 million tons for 1996. During 1995, Tampa Electric purchased approximately 68 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 32 percent of its coal in the spot market or under intermediate-term purchase agreements. About 23 percent of Tampa Electric's 1995 coal requirements were supplied by TECO Coal. During December 1995, the average delivered cost of coal (including transportation) was $47.99 per ton, or $2.01 per million BTU. Tampa Electric expects to obtain approximately 51 percent of its coal requirements in 1996 under long-term contracts with five suppliers, including TECO Coal, and the remaining 49 percent in the spot market. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. Tampa Electric estimates that about 19 percent of its 1996 coal requirements will be supplied by TECO Coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO Coal on pages 8 and 9 and TECO Transport on pages 9 and 10.
     In 1995, about 81 percent of Tampa Electric's coal supply was deep-mined, approximately 18 percent was surface-mined and 1 percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric has supply agreements through Dec. 31, 1996 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on

Gulf Coast Cargo spot prices. The price for No. 2 fuel oil deliveries taken in December 1995 was $24.91 per barrel, or $4.29 per million BTU. The price for No. 6 fuel oil deliveries taken in December 1995 was $17.53 per barrel, or $2.77 per million BTU.

Franchises
     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021, including the agreement with the city of Tampa, which expires in August 2006. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by Tampa Electric, which totaled $20.0 million in 1995, are calculated using a formula based primarily on electric revenues.

     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2033 and March 2004, respectively.

Environmental Matters

     Tampa Electric's operations are subject to county, state and federal environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are
responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. The Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is
the primary federal agency with environmental responsibility.
     Tampa Electric has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions. Tampa Electric has been identified as one of numerous potentially responsible parties (PRP) with respect to seven Superfund
Sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Tampa Electric expects that its liability in connection with these sites will not be significant.
     Expenditures. During the five years ended Dec. 31, 1995, Tampa
Electric spent $171.4 million on capital additions to meet environmental requirements, including $117.7 million for the Polk Power Station project. Environmental expenditures are estimated at $73 million for 1996, including
$66 million for the Polk Power Station, and $9 million in total for 1997-2000. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act.
   Tampa Electric is complying with the Phase I emission limitations imposed by
the Clean Air Act Amendments which became effective   Jan. 1, 1995 by using
blends of lower-sulfur coal, controlling stack emissions and using purchased emission allowances.
      In 1995 Tampa Electric successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fractionof the cost of a new scrubber. Also as part of its Phase I compliance plan, Tampa Electric has a long-term contract for the purchase of low-sulfur coal.
     To comply with Phase II emission standards set for 2000 Tampa Electric would potentially have to scrub additional capacity and is evaluating equipment and technologies to accomplish compliance in the most cost-effective manner. Absent capital expenditures for additional scrubbing, Tampa Electric expects to spend $30 million of capital to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment. The cost of compliance with Phase I and Phase II is expected to havelittle impact on Tampa Electric's prices.
     In addition to recovering prudently incurred environmental costs through base rates, Tampa Electric can petition the FPSC for such recoveries on a current basis pursuant to a statutory environmental cost recovery procedure.

TECO DIVERSIFIED
     TECO Diversified owns all of the common stock of TECO Coal, TECO Coalbed Methane, TECO Properties and TECO Transport. TECO Diversified and its subsidiaries had 1,482 employees as of Dec. 31, 1995. TECO Diversified is a holding company that owns no operating assets.

TECO Coal

     TECO Coal, a Kentucky corporation, owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain
Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher) and Premier Elkhorn Coal Company (Premier). TECO Coal's subsidiaries own and/or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee. In 1995, TECO Coal subsidiaries sold 5.3 million tons of coal, with approximately 70 percent sold to third parties and 30 percent sold to Tampa Electric. Rich Mountain has no reserves; it mines coal reserves owned by Gatliff. About 68 percent of Gatliff's production and third-party purchases were sold to Tampa Electric. This specialty coal has low-ash fusion temperature and low-sulfur characteristics specifically suited for Tampa Electric's
Gannon Station units. The majority of production from Clintwood and Premier is sold to third parties.
  Tampa Electric is reducing its specialty coal purchases from Gatliffas a result of its efforts to reduce costs and its successful fluxing of conventional steam coal from other sources. TECO Coal's objective is to more than offset the effects of this reduction by increasing the amount of coal sold to third parties, principally from the reserves being developed by Premier.
     Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia.
   The operations of underground mines, including all related surfacefacilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky and Tennessee mining laws that require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws.
TECO Coal's subsidiaries are in compliance with the standards of the various enforcement agencies. TECO Coal is unaware of any mining laws or regulations having a prospective effective date that would materially affect the market price of coal sold by its subsidiaries.
     TECO Coal's subsidiaries have not experienced difficulty in complying with federal, state and local air and water pollution standards in their mining operations. In 1995, approximately $1.1 million was spent on environmental protection and reclamation programs. TECO Coal expects to spend about $1.5 million in 1996 on these programs.
     The coal mining operations are also subject to the Surface Mining
Control and Reclamation Act of 1977 which places a charge of $.15 and $.35 on every net ton mined of underground and surface coal, respectively, to create a fund for reclaiming land and water adversely affected by past coal mining. Other provisions establish standards for the control of environmental effects and reclamation of surface coal mining and the surface effects of underground coal mining, and requirements for federal and state inspections.

TECO Coalbed Methane

     TECO Coalbed Methane, an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. TECO Coalbed Methane has invested $203 million as the principal investor in three joint ventures that control, in the aggregate, approximately 100,000 acres of lease holdings. In the fourth quarter of 1995, TECO Coalbed Methane acquired 5 billion cubic feet of proven reserves in the Black Warrior Basin through its purchase of royalty interests in existing holdings. At the end of 1995, TECO Coalbed Methane had interests in 754 wells that were operational and producing gas for sale. These wells are operated by Taurus Exploration, a unit of Energen Corporation, and, to a much lesser extent, other third-party operators.
     A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit, a major economic factor, escalates with inflation and could be limited by domestic oil prices. In
1995, domestic oil prices would have had to exceed $46 per barrel for this limitation to be effective.
      TECO Coalbed Methane's operations are subject to federal, state and local regulations for air, water and waste disposal. Its operations are in substantial compliance with all applicable environmental laws and regulations.

TECO Properties
     TECO Properties, a Florida corporation, has $42.7 million invested in seven projects, solely or as a limited partner, and in undeveloped land in the Tampa area. TECO Properties plans to continue a conservative investment approach.

TECO Transport
     TECO Transport, a Florida corporation, owns all of the common stock of four subsidiaries that transport, store and transfer coal and other dry bulk commodities. TECO Transport currently owns no operating assets.
     All of TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 1995, approximately 50 percent of TECO Transport's revenues were from third-party customers and 50 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going barges is for domestic phosphate movements and domestic and international movements of other dry bulk commodities. Both the terminal and river transport operations handle a variety of dry bulk commodities for third-party customers.
     A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal and grain customers, and participation in the U.S. cargo preference program.
     Primary competitors of TECO Transport's barge subsidiaries, Gulfcoast Transit Company (Gulfcoast), which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi and Ohio rivers, are other barge and shipping lines and railroads. There are a number of companies offering transportation services on the waterways served by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.
     Electro-Coal Transfer Corporation (Electro-Coal) operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and another land-based terminal located nearby.

     The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.
     The Interstate Commerce Act, as amended in December 1973, exempts from regulation water transportation of dry bulk commodities that were transported in bulk as of June 1, 1939. In 1995, all water transportation by TECO Transport's subsidiaries was within this exemption. TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 that authorize the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. Compliance with this Act has had no material effect on TECO Transport's capital expenditures, earnings or competitive position, and no such effect is anticipated. In 1995, TECO Transport spent $.5 million for environmental control. Environmental expenditures are estimated at $.8 million in 1996, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for fugitive dust emissions at its coal unloading operations in Florida.

TECO POWER SERVICES

     TECO Power Services, a Florida corporation, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks opportunities to develop other independent power and cogeneration projects. TECO Power Services had 50 employees as of Dec. 31, 1995.
     Hardee Power Partners Limited (Hardee Power), a Florida limited partnership whose general and limited partners are wholly owned subsidiaries of TECO Power Services, owns the Hardee Power Station, a 295-MW combined cycle electric generating facility located in Hardee County, Florida, which began commercial operation on Jan. 1, 1993. Hardee Power has 20-year power supply agreements, for all of the capacity and energy of the Hardee Power Station, with Seminole Electric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 11 electric distribution cooperatives, and with Tampa Electric. Under the Seminole Electric agreement, Hardee Power has agreed to supply Seminole Electric with an additional 145 MWs of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric, and at the option of Seminole Electric, to expand the Hardee Power Station's capacity by 145 MWs for the second 10 years of the contract. Tampa Electric also has the right under its agreement to require the expansion of the Hardee Power Station, subordinate to Seminole Electric's expansion option.
     The Hardee Power Station is fueled by natural gas or No. 2 fuel oil. Hardee Power has contracted for the supply and transportation of natural gas for the Hardee Power Station through Dec. 31, 2002 with an option to extend the contract through Dec. 31, 2012. Substantially all of Hardee Power Station's generation for 1995 was from natural gas.

     Hardee Power's average fuel cost per million BTU has been as follows:

          Average cost
           per million BTU:       1995    1994    1993

          Oil                   $ 4.64  $ 3.68  $ 4.86
          Gas                   $ 2.70  $ 2.02  $ 2.51
          Composite             $ 2.71  $ 2.40  $ 2.74


     The price for natural gas deliveries taken in December 1995 was $3.91 per thousand cubic feet, or $3.73 per million BTU. The price for fuel oil deliveries taken in August 1995 was $24.20 per barrel, or $4.15 per million BTU. There were no fuel oil deliveries taken in the fourth quarter of 1995.
     Through its ownership and operation of a wholesale generating facility in the U.S., TECO Power Services is subject to regulation by the FERC in various respects. Depending upon the nature of the project, FERC may regulate, among other things, the rates, terms and conditions for the sale of electric capacity and energy.
     Like Tampa Electric, the U.S. operations of TECO Power Services are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.
     Tampa Centro Americana de Electricidad, Ltd. (TCAE), an entity substantially owned by TPS Guatemala One, Inc. (TPS Guatemala One), a subsidiary of TECO Power Services, has a U.S. dollar-denominated power sales agreement with an electric utility in Guatemala to provide 78 MWs of capacity for 15 years beginning in 1995. The project consists of two combustion turbines with a total cost of approximately $50 million. At Dec. 31, 1995, TPS Guatemala One owned an 87.5-percent interest in the project, and a prominent Guatemalan business group owned the remaining 12.5-percent interest. In March 1996, TPS Guatemala One acquired an additional interest in TCAE from the Guatemalan business group, bringing its total interest in TCAE to 98.2 percent. TECO Power Services has obtained insurance from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. government, for political risk, currency inconvertibility, expropriation and political violence covering up to 90 percent of its equity investment and economic returns.
     TECO Power Services expects to obtain non-recourse project financing from OPIC for 60 percent of the project s cost by mid-year 1996.
     TCAE began commercial operation on Sept. 14, 1995. The power sales agreement that TCAE signed with the power purchaser, Empresa Electrica de Guatemala, S.A. (EEGSA), on Jan. 24, 1995 is primarily comprised of a capacity charge, and operations and maintenance expense components. The capacity charge is subject to adjustment due to output, heat rate and availability. The monthly available capacity is paid for each month in four equal installments. EEGSA, a private distribution and generation company formed in 1894, serves more than 400,000 customers. Approximately 92 percent of this company is owned by the Guatemalan central government through the Ministry of Finance, with the remaining 8 percent owned by private Guatemalan investors. EEGSA s service territory includes Guatemala City. EEGSA is responsible for providing the fuel for the plant with TECO Power Services providing assistance in fuel administration.

TECO INVESTMENTS

     TECO Investments' assets consist of short- and long-term financial investments. The portfolio includes a continuing investment in leveraged leases of $65 million. At Dec. 31, 1995, the net leveraged lease investment had essentially a zero balance.
TECO FINANCE

     TECO Finance raises short- and long-term debt capital primarily for the diversified activities of TECO Energy. It has its own credit ratings, based on a guarantee by TECO Energy. TECO Finance owns no operating assets.

TECO GAS & OIL
     TECO Gas & Oil, a Florida corporation formed in 1995, has entered into joint ventures with several partners to explore for conventional gas and oil in the shallow gulf waters off Texas and Louisiana. The joint ventures have successfully bid for a number of offshore lease blocks at federal auctions and have negotiated drilling rights on other blocks. The first two exploratory wells were successfully completed in 1995, with production facilities to be operational in the second quarter of 1996. The company expects to invest $25 to $30 million per year for the next few years for exploration and production.

TeCom

     TeCom, formerly TECO Energy Management Services, is a Florida corporation formed in 1994. TeCom is pilot testing an advanced energy management and communications system for residential and commercial use and has under development a system for industrial application. Development and testing will continue in 1996 with pilot testing at other utilities expected. The 1996 operating expenses and capital investment for these pilot programs are not expected to be significant.

Item 2.   PROPERTIES.

     TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

     At Dec. 31, 1995, Tampa Electric had four electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,404 MWs, including Big Bend (1,748-MW capability from four coal units), Gannon (1,206-MW capability from six coal units), Hookers Point (212-MW capability from five oil units), Phillips (34-MW capability from two diesel units) and four combustion turbine units located at the Big Bend and Gannon stations (204 MWs). Capability as used herein represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     Tampa Electric owns approximately 4,350 acres of land in Polk County, Florida. This site accommodates Polk Unit One, a 250-MW coal gasification generating plant currently being constructed, and can accommodate additional generating capacity in the future. Polk Unit One is discussed further under Capital Expenditures on pages 26 and 27.
     Tampa Electric owns 178 substations having an aggregate transformer capacity of 15,777,966 KVA. The transmission system consists of approximately 1,197 pole miles of high voltage transmission lines, and the distribution system consists of 6,822 pole miles of overhead lines and 2,444 trench miles of underground lines. As of Dec. 31, 1995, there were 501,909 meters in service. All of the foregoing property is located within Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for the office building in downtown Tampa, Florida, that serves as headquarters for TECO Energy, Tampa Electric and certain other TECO Energy subsidiaries.
TECO COAL

     TECO Coal's subsidiary, Gatliff, has 65,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,300 acres in fee and leases 59,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves of 45 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines.
     Clintwood has 5,000 acres of coal reserves held under long-term leases in Pike County, Kentucky. These properties contain estimated proven and probable reserves of 6 million tons. Clintwood owns and operates a rail tipple and a coal preparation plant near the mines.
     Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves. Pike-Letcher controls 43,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 112 million tons.
     Premier owns and operates a preparation plant and unit-train loadout facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves, which are leased from Pike-Letcher. Premier does not own any coal reserves.
TECO COALBED METHANE

     TECO Coalbed Methane's interest in proven gas reserves at Dec. 31, 1995 was independently estimated to be 184 billion cubic feet for 556 wells. Its interests in proven and probable recoverable gas reserves are estimated by TECO Coalbed Methane at 190 billion cubic feet for a total of 754 wells.
     TECO Coalbed Methane's share of production for 1995 was 20.3 billion cubic feet.

TECO TRANSPORT

     Electro-Coal's storage and transfer terminal is on a 1,070-acre site fronting on the Mississippi River approximately 40 miles south of New Orleans. Electro-Coal owns 342 of these acres in fee, with the remainder held under long-term leases.

     Mid-South owns and operates a fleet of 14 towboats and 535 river barges, nearly all of which it owns, on the Mississippi and Ohio rivers. Mid-South owns 15 acres of land fronting on the Ohio River at Metropolis, Illinois on which its operating offices, warehouse and repair facilities are located. Fleeting and repair services for its barges and those of other barge lines are performed at this location and on the upper Mississippi River near the mouth of the Kaskaskia River.
     Gulfcoast owns and operates a fleet of 12 ocean-going tug/barge units, with a combined cargo capacity of over 329,000 tons.

TECO POWER SERVICES

     Hardee Power has a 22-year lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida on which the Hardee Power Station is
located.     In addition, a TECO Power Services' subsidiary has a significant interest in a project entity, TCAE, which owns 7 acres in Guatemala on which a 78-MW generating facility is located.

TECO GAS & OIL

At Dec. 31, 1995 aggregate capitalized costs associated with 12 leases acquired at two federal auctions were not significant. Reserves associated with the first two successful wells have yet to be evaluated.

Item 3.   LEGAL PROCEEDINGS.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted during the fourth quarter of 1995 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:

                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years


Timothy L. Guzzle     59           Chairman of the Board and Chief
                                   Executive Officer, July 1994 to date;
                                   and prior thereto, Chairman of the
                                   Board, President and Chief Executive
                                   Officer.

Girard F. Anderson    64           President and Chief Operating Officer,
                                   July 1994 to date; and prior thereto,
                                   Executive Vice President-Utility
                                   Operations and President and Chief
                                   Operating Officer of Tampa Electric
                                   Company.

Keith S. Surgenor     48           President and Chief Operating Officer
                                   of Tampa Electric Company, July 1995 to
                                   date; Vice President-Human Resources,
                                   and President and Chief Operating
                                   Officer of Tampa Electric Company, July
                                   1994 to July 1995; and prior thereto,
                                   Vice President-Human Resources.
Roger H. Kessel       59           Senior Vice President-General Counsel
                                   and Secretary, April 1995 to date; Vice
                                   President-General Counsel and
                                   Secretary, 1992 to April 1995; and
                                   prior thereto, Vice President-General
                                   Counsel.

Alan D. Oak           49           Senior Vice President-Finance and Chief
                                   Financial Officer, April 1995 to date;
                                   and prior thereto, Senior Vice
                                   President-Finance, Treasurer and Chief
                                   Financial Officer.

Roger A. Dunn         53           Vice President-Human Resources, July
                                   1995 to date; and prior thereto, Senior
                                   Vice President-Human Resources and
                                   Corporate Affairs of LTV Corporation
                                   (steel manufacturer), Cleveland, Ohio.
__________________________

     There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 17, 1996, and until his successor is elected and qualified.

                                  PART  II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The following table shows the composite high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                    1st       2nd       3rd       4th
     1995
     High           $22 1/8   $22 3/4   $23 1/2   $25 3/4
     Low            $20       $20 1/2   $21 1/4   $23 1/8
     Close          $21       $22       $23 1/2   $25 5/8
     Dividend       $.2525    $.265     $.265     $.265

     1994
     High           $22 5/8   $20 7/8   $21       $21
     Low            $19 1/8   $18 1/4   $18 1/8   $18 1/2
     Close          $19 1/2   $19 1/8   $19 1/4   $20 1/4
     Dividend       $.24      $.2525    $.2525    $.2525
___________________


     The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 29, 1996 was 31,251.

     TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's Restated Articles of Incorporation and certain of the supplemental indentures relating to different series of its First Mortgage Bonds contain restrictions as to the payment of dividends on the common stock of Tampa Electric and as to the purchase or retirement of capital stock of Tampa Electric. Substantially all of Tampa Electric's retained earnings were available for dividends throughout 1995.

Item 6.   SELECTED FINANCIAL DATA.

Year ended Dec. 31,      1995       1994        1993       1992      1991

Revenues(1)          $1,392.3   $1,350.9    $1,283.9   $1,183.2  $1,154.1
Income before  cumulative effect
 of change in
 accounting
 principle(1)           186.1      153.2(4)    150.3      149.0     145.3
Cumulative effect
 of change in
 accounting
 principle(1)              --         --        11.2         --        --
Net income(1)        $  186.1    $ 153.2(4)  $ 161.5    $ 149.0   $ 145.3
Earnings per average
share outstanding:
 Before cumulative
  effect of change
  in accounting
  principle (2)          1.60       1.32(4)     1.30       1.30      1.28
 Cumulative effect
  of change in
  accounting
  principle(2)             --         --         .10         --        --
Earnings per average
  common share
  outstanding(2)     $   1.60   $   1.32(4) $   1.40   $   1.30  $   1.28

Common dividends
 paid per share(2)   $ 1.0475     $  .9975  $  .9475   $  .8975  $  .8475
Total assets (1)(3)  $3,473.4     $3,312.2  $3,123.3   $3,020.6  $2,833.6
Long-term debt(1)(3) $  994.9     $1,023.9  $1,038.8   $1,044.9  $  907.9
_________________
(1)  Millions of dollars.
(2)  Restated to reflect a two-for-one stock split on Aug. 30, 1993.
(3) The total asset and long-term debt balances for 1993 and 1992 have been restated to reflect current year presentation.
(4) Includes the effect of a corporate restructuring charge which reduced net income by $15 million and earnings per share by $.13. See Note H on page 50.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EARNINGS SUMMARY
TECO Energy achieved earnings of $1.60 per share in 1995 compared to reported earnings of $1.32 in 1994. These 1995 results were achieved after the deferral of $50.8 million of revenues at Tampa Electric under a plan described in the Utility Regulation section. 1994 earnings were $1.45 before a 13-cent charge for corporate restructuring.
     Earnings growth in 1995 was driven by strong performance at the diversified companies as well as continued growth in energy sales and reduced operating expenses at Tampa Electric. Earnings grew in 1994 on the strength of increased retail energy sales at Tampa Electric and increased third-party business at TECO Coal.
     The restructuring charge reduced 1994 reported earnings per share by 13 cents. The restructuring program included a 10-percent reduction in staffing levels and other cost reductions, primarily at Tampa Electric. Approximately 70 percent of the charge represented costs associated with retirement benefits.

Earnings per share         1995   Change     1994  Change     1993
Reported earnings
  per share               $ 1.60   21.2%    $ 1.32  -5.7%    $ 1.40
Restructuring charge         -       -         .13    -          -
Earnings per share before
  restructuring charge    $ 1.60   10.3%    $ 1.45   3.6%    $ 1.40

Net income after
 restructuring charge
 (millions)               $186.1   21.5%    $153.2  -5.1%    $161.5
Net income before
  restructuring charge
  (millions)              $186.1   10.4%    $168.6   4.4%    $161.5

Average common
  shares outstanding
  (millions)               116.5     .5%     115.9    .5%     115.3

Return on average
  common equity             15.5%            14.8%(1)         15.0%
(1)  Excludes the effect of a corporate restructuring charge

OPERATING RESULTS

TECO Energy's Operating Results
     The strong performance of the diversified companies, particularly TECO Transport & Trade, and continued growth at Tampa Electric led to higher consolidated operating income in 1995. The improved results were achieved even after the deferral of $50.8 million of revenues at Tampa Electric under a plan described in the Utility Regulation section. Growth in 1994's consolidated operating income resulted from Tampa Electric s 5-percent increase in operating income before the restructuring charge, and from increased third-party business at TECO Coal.

     The following table identifies the unconsolidated revenues and operating income of the significant operating groups.

Contributions by operating group (unconsolidated)

Revenues                 1995     Change   1994     Change   1993
(millions)
Tampa Electric        $1,092.3(1)   -.2% $1,094.9     5.1% $1,041.3
Diversified
  companies           $  505.7      7.4% $  470.9     -.7% $  474.4

Operating income before
1994 restructuring charge

Tampa Electric          $229.5      1.6%   $225.8     5.2%   $214.6
Diversified
  companies(2)          $ 96.6     35.9%   $ 71.1    -6.3%   $ 75.9

(1) 1995 Tampa Electric revenues were net of $50.8 million of revenues deferred under a plan as described in the Utility Regulation section.

(2) Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the non-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

Tampa Electric's Operating Results
     Tampa Electric's operating income increased almost 2 percent even after the deferral of $50.8 million of revenues. Two-percent customer growth and favorable weather increased retail energy sales 5 percent. In addition, non-fuel operations and maintenance expenses were 5 percent below last year s levels as Tampa Electric benefited from the 1994 restructuring efforts.
     Tampa Electric's 1994 operating income, before the $21.3-million pretax restructuring charge, increased 5 percent over 1993. Higher base revenues from retail customer growth, increased retail energy usage from an improved economy and a retail price increase effective in January 1994 were partially offset by higher operating expenses.

                          1995     Change    1994    Change    1993
(millions)

Revenues                $1,092.3(1)  -.2% $1,094.9     5.1% $1,041.3
Operating expenses         862.8     -.7%    869.1     5.1%    826.7
Operating income before
  1994 restructuring
  charge                  229.5      1.6%    225.8     5.2%    214.6

Restructuring charge         -         -      21.3       -       -

Operating income       $  229.5     12.2% $  204.5    -4.7% $  214.6
(1) 1995 Tampa Electric revenues were net of $50.8 million of revenues deferred under a plan as described in the Utility Regulation section.

Tampa Electric's Operating Revenues
     Tampa Electric s 1995 revenues decreased slightly to $1,092.3 million reflecting the deferral of $50.8 million of revenues. Tampa Electric's revenues rose in 1994 with retail customer growth of almost 2 percent, increased retail energy sales of almost 4 percent and a $16-million retail price increase effective in January 1994.
     The economy in Tampa Electric's service area continued to strengthen in 1995. The combined residential and commercial energy sales grew by more than 5 percent in 1995. Sales to the phosphate industry grew by almost 11 percent in 1995 as these companies continued to experience strong prices and demand for their product. Non-phosphate industrial sales declined in 1995 due to the closure of a steel-making facility in the service area.
     Total retail energy sales are projected to increase almost 2 percent annually over the next five years based on continued growth in the local economy. Annual energy sales growth in the residential and commercial sectors is projected at 2 percent to 3 percent for the next five years. Growth in energy sales to non-phosphate industrial customers is projected to be less after a possible decline in 1996.
     In 1996 the Tampa Electric service area economy is expected to grow moderately, but at rates higher than the country as a whole. The local economy continues to benefit from a good labor market, available land and good access through airport and port facilities.
     Energy sales to the phosphate industry are expected to decline from increased self-generation and as mining activity slowly moves out of Tampa Electric's service area. In 1995 sales to the phosphate customer group represented less than 6 percent of total operating revenues.
      Non-fuel revenues from sales to other utilities in 1995 were $34 million, $33 million in 1994 and $34 million in 1993. Energy sold to other utilities increased in 1995 due to generating unit availability and lower fuel cost.
     In 1994 energy sold to other utilities declined because of lower-priced oil and gas-fired generation available on other systems. A shift to higher-margin, longer-term wholesale power sales agreements resulted in only a 3-percent decline in 1994 non-fuel revenues despite the 10-percent decline in energy sales to other utilities. Securing additional longer-term wholesale power sales agreements remains a priority. In the past three years, Tampa Electric has added nine bulk power sales contracts of varying size and duration. Competitive pricing of coal-fired generation has allowed Tampa Electric to market available capacity successfully.

Energy Sales:
  Megawatt-hour sales       1995   Change     1994   Change     1993
    (thousands)
  Residential               6,352    6.8%    5,947     4.2%    5,706
  Commercial                4,710    2.8%    4,583     3.4%    4,432
  Industrial                2,362    3.7%    2,278     1.9%    2,236
  Other                     1,176    4.6%    1,124     4.7%    1,073
    Total retail           14,600    4.8%   13,932     3.6%   13,447
  Sales for resale          2,706   28.7%    2,102    -9.8%    2,330
    Total energy sold      17,306    7.9%   16,034     1.6%   15,777
  Retail customers        495,198    2.0%  485,698     1.8%  477,010
  (average)

Tampa Electric's Operating Expenses
     Effective cost management and improved efficiency continue to be principal objectives at Tampa Electric. Operating expenses declined in 1995 from the restructuring actions taken in 1994 and continuing efforts to control costs in all areas of the company.
Operating Expenses:
                             1995  Change     1994   Change     1993
(millions)
Other operating expenses   $163.3   -4.8%   $171.6     8.8%   $157.7
Maintenance                  69.6   -4.5%     72.9     2.1%     71.4
Depreciation                113.3   -1.6%    115.1     2.9%    111.9
Taxes, other than income     87.9    1.3%     86.8     3.9%     83.5
 Operating expenses         434.1   -2.8%    446.4     5.2%    424.5
Restructuring charge          -       -       21.3      -         -

Fuel                        384.3   -1.3%    389.3     7.2%    363.2
Purchased power              44.4   32.9%     33.4   -14.4%     39.0
  Total fuel cost           428.7    1.4%    422.7     5.1%    402.2

Total operating expenses   $862.8   -3.1%   $890.4     7.7%   $826.7
     In 1995 non-fuel operations and maintenance expenses declined almost 5 percent from 1994 levels before the restructuring charge. The $11.6-million reduction was primarily from lower payroll and employee-related expenses as a result of 217 fewer positions than in 1994.
     In both 1994 and 1995 Tampa Electric achieved savings from work redesign efforts and equipment redesign and enhancements. In 1995 operating areas of the company achieved lower costs through technology improvements, the streamlining of maintenance programs, and the sharing of manpower resources in power generation facilities.
     The savings realized from these efforts will partially offset increased operations and maintenance expenses expected in 1996 from Polk
Unit One. During the first two years of operations, when domestic coals will be evaluated for use in the gasifier, Tampa Electric will receive $20 million from the U. S. Department of Energy for operations, maintenance and fuel expenses.
     Total operating expenses in 1994 included the restructuring charge discussed in the Earnings Summary section, a $4-million annual charge to establish a transmission and distribution property storm-damage reserve in accordance with regulatory directives described in the Utility Regulation section, and the effects of accounting for fuel expense in accordance with Florida Public Service Commission (FPSC) requirements. Absent these three items, total operating expense increased only 4 percent over 1993 principally as a result of higher employee-related expenses, higher accruals for self-insurance liability reserves and increased expenses for regulatory activity. Depreciation expense in 1995 decreased as certain shorter-lived assets were fully amortized. The decrease more than offset the impact of normal additions to plant and equipment. The company s efforts to reduce capital investment in recent years have limited additions to all asset classes, particularly shorter-life asset classes. The increased depreciation expense in 1994 from normal additions to plant and equipment was minimized by these cost-control efforts. Depreciation expense is projected to increase in 1996 as a result of the start of commercial operation of Polk Unit One.
     Taxes other than those on income increased each year primarily from higher gross receipts taxes and franchise fees.
     Actual system fuel cost was only 4 percent higher than in 1994 despite an 8-percent increase in generation. The success in controlling fuel cost is a result of Tampa Electric's use of lower-priced coals and the mix in operating generating units. Average coal cost, on a cents-per-million BTU basis, declined 3 percent in 1995 after a 2-percent drop in 1994.
     Fuel and purchased power cost rose only 1 percent in 1995 despite a 9-percent increase in coal burned to meet increased generation. This cost increase was partially offset by the normal effects of accounting for deferred fuel expense consistent with the FPSC-approved fuel adjustment clause. Fuel and purchased power cost was 5 percent higher in 1994 than in 1993 primarily from the normal effects of accounting for deferred fuel expense consistent with the fuel adjustment clause.
     In 1995 Tampa Electric purchased more power from both TECO Power
Services Hardee Power Station and cogenerators than in 1994, primarily to meet weather-related demand. In 1994 Tampa Electric purchased less energy from other utilities than in 1993 because of the combination of mild weather and higher levels of availability of its own generating units. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
     Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal.
Coal prices are expected to remain relatively unchanged during the next few years compared to oil or gas prices. The company continues to work to reduce its fuel cost.

Coal Contract Buyout:
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality.
     As a result of this buyout Tampa Electric customers will benefit from anticipated savings of more than $40 million, net of the buyout costs, through the year 2004. The FPSC has authorized the recovery of the buyout costs plus carrying costs through the fuel adjustment clause during the years 1995 through 2004.

Diversified Companies' Operating Results
     The diversified companies achieved operating income of $96.6 million in 1995 compared with $71.1 million in 1994 before the restructuring charge and $75.9 million in 1993.
     The increase in 1995 was the result of strong performances at all of the diversified companies, led by TECO Transport & Trade. Increased third-party sales at TECO Coal and TECO Power Services Guatemalan power project also contributed to the improved results.
     The decrease in 1994 operating income from the diversified companies reflected the effects of a difficult year for TECO Transport & Trade in the ocean shipping business. TECO Coalbed Methane's operating income was lower, despite a 16-percent increase in production, because of lower gas prices in the second half of 1994. These results were only partially offset by improvements in other diversified businesses.

Diversified Companies Results (unconsolidated)

                             1995  Change     1994   Change     1993
  (millions)
  Revenues                 $505.7    7.4%   $470.9     -.7%   $474.4
  Operating expenses        409.1    2.3%    399.8      .3%    398.5
  Operating income before
    1994 restructuring
    charge (1)               96.6   35.9%     71.1    -6.3%     75.9
  Restructuring charge        -        -       2.5       -       -

  Operating income (1)     $ 96.6   40.8%   $ 68.6    -9.6%   $ 75.9

(1) Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income the tax credit is part of the provision for income taxes and the interest is part of interest expense.
     TECO Transport & Trade achieved significantly higher operating income in 1995 through improved results in all of its businesses. The river business in particular had an excellent year as a result of higher volumes and prices. Improved fleet utilization and increased levels of northbound shipments contributed to increased volumes. A strong demand for northbound movements and a record 1994 grain harvest together with a better balance in the supply and demand for barges caused stronger prices throughout the industry. The transfer facility at the mouth of the Mississippi River handled more coal tonnage for both Tampa Electric and third-party export business. The ocean shipping business benefited from increased shipments of phosphate and higher shipments of coal to Tampa Electric. Lower operating expenses at all the transportation companies also contributed to the improved results.
     The conditions affecting favorable pricing and strong demand in 1995 are expected to continue in 1996.
     TECO Transport & Trade reported lower operating income in 1994 from reduced overseas grain business, adverse weather early in the year and lower Tampa Electric volumes which more than offset improved utilization of the river fleet. TECO Transport's overseas grain business was adversely impacted by the U. S. Maritime Administration s suspension which was lifted in April 1994, reduced U. S. bulk cargo preference program tonnage, lower grain charter prices and a late start to 1994 movements caused by high grain prices. In addition the loss of an ocean barge in a winter storm off the coast of Louisiana had an adverse impact on fleet utilization in 1994.
       TECO Coal s operating income grew in 1995 as a result of increased third-party tonnage and a $5.2-million pretax gain from the sale of land and mineral rights under a condemnation settlement with the state of Kentucky. The combination of mild winter weather and excess capacity in domestic steam coal production resulted in soft demand and prices in 1995.
     Total 1995 tonnage increased more than 8 percent to 5.3 million tons, up from 4.9 million tons in 1994 and 4.6 million tons in 1993. This growth came from sales to third parties which more than offset reduced tonnage to Tampa Electric. The company completed a high-speed unit-train loading facility and a state-of-the-art coal washing and preparation plant in late
1994 at the Premier Elkhorn mines, which supported increased third-party sales.
      TECO Coal expects sales to third parties to increase again in 1996 as eastern utilities meet increasing demand with existing coal-fired generating capacity and use low-sulfur coal to comply with the Clean Air
Act. In 1996 TECO Coal expects to sell 85 percent of the production from the Premier mines under existing multi-year contracts.
     The increased third-party sales in 1995 more than offset a decline in the tonnage sold to Tampa Electric. Sales to Tampa Electric decreased in 1995 and are expected to decrease again in 1996. Tampa Electric is reducing its purchases of Gatliff s low-sulfur, low-ash-fusion-temperature coal as a result of its success in burning more conventional lower-cost steam coals.
TECO Coal s objective is to more than offset the effects of this reduction by increasing the amount of coal sold to third parties, principally from the reserves being developed by Premier.
     TECO Coalbed Methane's operating income increased as production rose to 20.3 billion cubic feet (Bcf) in 1995, up from 19.5 Bcf in 1994 and 16.8
Bcf in 1993. Although gas prices strengthened in the fourth quarter, average gas prices in 1995 were significantly lower than in 1994. 1995's lower gas prices were more than offset by a 5-percent increase in production, a 10-percent reduction in operating costs, and a $4.4-million pretax settlement related to the termination of a gas sales contract and related agreements. In connection with this settlement, TECO Coalbed
Methane entered into replacement contracts providing for the sale of all gas produced at spot prices, similar to the original contract, for the life of the reserves.
     In 1994 gas prices declined significantly in the second half of the year, more than offsetting the impact of 16-percent higher production.
     In both 1994 and 1995 TECO Coalbed Methane acquired additional reserves in Alabama s Black Warrior Basin through the purchase of royalty interests in wells located on or near TECO Coalbed Methane's existing holdings.
     Production from all reserves is eligible for the alternative energy tax credits under Section 29 of the Internal Revenue Code through the year
2002.
     Assuming normal operating conditions, production is expected to remain stable in 1996 and then decline gradually in 1997 and beyond.
     TECO Power Services operating income increased in 1995 from the commercial operation of the Alborada Power Station in Guatemala beginning in September. The power station consists of two combustion turbines supplying a combined 78 megawatts of power to a local distribution utility under a 15-year power sales agreement. At Dec. 31, 1995, TECO Power
Services, through a wholly owned subsidiary, owned an 87.5-percent interest in the project, and a Guatemalan business group owned the remaining interest. In March 1996, the TECO Power Services subsidiary acquired an additional interest in the project from the Guatemalan business group, bringing its total interest to 98.2 percent. TECO Power Services expects to secure project debt financing from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. Government, for 60 percent of the project cost by mid-year 1996.
     In 1994 operating income for TECO Power Services remained stable relative to 1993, the year TECO Power Services made its initial contribution to operating income from its Hardee Power Station.

Diversified Companies' Operating Revenues
     Diversified revenues increased significantly in 1995 from better operating results at all companies. TECO Coal recorded $5.8 million before expenses from the sale of land and mineral rights under a condemnation settlement with the state of Kentucky and TECO Coalbed Methane recorded $4.4 million from the termination of a gas sales contract.
     The diversified companies revenues decreased slightly in 1994 as growth in coal revenues was more than offset by decreased revenues from the water transportation business.

Diversified Companies' Operating Expenses
     Diversified operating expenses increased 2 percent in 1995. TECO Power Services incurred higher expenses from increased power generation at the Hardee plant and the new Guatemalan plant. These increases were partially offset by lower operating expenses at other diversified companies.
     In 1994 diversified companies operating expenses increased slightly in line with higher production of coal and natural gas. The diversified companies recorded a charge of $2.5 million for corporate restructuring in 1994 related to reductions in staffing levels and other costs.

New Businesses
     TECO Energy has expanded its natural gas production business through a new subsidiary, TECO Gas & Oil, Inc., which is participating in joint ventures in exploration and development of conventional gas and oil in the shallow gulf waters off Texas and Louisiana. The joint ventures have successfully bid for several offshore leases at federal auctions and have negotiated drilling rights on other parcels. The first two exploratory wells were successfully completed in 1995 with production facilities planned to be operational in the first half of 1996. The joint ventures are making extensive use of 3-D seismic data to increase the probability of successful exploration efforts. The company expects to invest $25 million to $30 million per year for the next few years for exploration and production.
     In 1995 TECO Energy organized a new subsidiary, TeCom Inc., formerly named TECO Energy Management Services Corporation, which is pilot testing an advanced energy management and communications system for residential and commercial use, and has under development a system for industrial application. Development and testing will continue in 1996 with pilot testing at other utilities expected. The 1996 operating expenses and capital investment for these pilot programs are not expected to be significant.

NON-OPERATING ITEMSOther Income (Expense)
     Other income in 1995 consisted mostly of allowance for funds used during construction (AFUDC) which increased to $13.7 million from $3.5 million in 1994 and $1.6 million in 1993. AFUDC will increase again in 1996 with the additional investment in the construction of Tampa Electric's Polk Unit One and is expected to decline to minimal amounts for several years after the completion of this unit, scheduled for the fourth quarter of 1996. In addition, investment earnings were lower in 1995 primarily because of lower invested balances.
     Other income (expense) in 1993 included a one-time $10-million pretax charge at Tampa Electric associated with an FPSC-approved settlement agreement between Tampa Electric and the Office of Public Counsel as described in the Utility Regulation section. Excluding this $10-million charge, other income was $2.9 million in 1993.

Interest Charges
     Interest charges were $83.2 million in 1995, up 8 percent from 1994 due to higher short-term debt balances and rates. In 1995 interest expense included $1.5 million of interest accrued on Tampa Electric s $50.8 million of deferred revenues. Savings from long-term debt refinancings accomplished in 1993 substantially offset the impact of rising short-term interest rates in 1994.

Income Taxes
     1995 income tax expense increased over 1994 levels primarily from higher pretax income. 1994 income tax expense was below 1993 levels, primarily due to higher Section 29 tax credits related to coalbed methane gas production and lower taxable income because of the restructuring charge. In addition, 1993 income tax expense included a charge for restating deferred income tax balances for the diversified companies to reflect the federal corporate income tax rate increase to 35 percent.
     Primarily due to the tax credits related to the production of coalbed methane, income tax expense was 24 percent of pretax income in 1995, 23 percent in 1994 and 26 percent in 1993. Reflecting increased production, these tax credits totaled $20.6 million in 1995, up from $19.6 million in 1994 and $16.6 million in 1993. The tax credit rate was estimated at $1.03 per thousand cubic feet in 1995, and was $1.00 in 1994 and 98 cents in 1993. This rate escalates with inflation, and could be limited by domestic oil prices. In 1995, domestic oil prices would have had to exceed $46 per barrel for this limitation to have been effective. The federal tax credit on production of coalbed methane is available through the year 2002.

ACCOUNTING STANDARDS
Stock Options
     In 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Stock Options, effective for fiscal years beginning after Dec. 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity instruments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose pro forma net income and earnings per share. TECO Energy will continue to apply the prior accounting rules and make pro forma disclosures.

CAPITAL EXPENDITURES
TECO Energy's 1995 capital expenditures of $433 million consisted of $335 million for Tampa Electric, which included $19 million of AFUDC, and $98 million for the diversified companies.
     Tampa Electric spent $199 million in 1995 on construction of Polk Unit One, a 250-megawatt coal-gasification plant. The capital cost of the plant is estimated at about $450 million, net of the construction funding from the U.S. Department of Energy under its Clean Coal Technology Program. An estimated $70 million will be spent in 1996 to complete this project with commercial operation expected in the fourth quarter of 1996.
     Tampa Electric spent an additional $117 million in 1995 for equipment and facilities to meet the company's growing customer base and for generation equipment improvements.
     At the diversified companies in 1995 TECO Transport & Trade s capital program of $32 million included purchasing an ocean barge previously leased, a program of barge enlargement and refurbishment, and normal equipment replacement. TECO Coalbed Methane's additional investment of $12 million in 1995 included the purchase of the royalty rights to additional reserves in the Black Warrior Basin and enhancements to existing wells. TECO Coal spent $9 million primarily on the completion of its new coal washing and preparation plant, and the development of new mines. TECO Power Services spent $38 million for its 87.5-percent share of the 78-megawatt Alborada Power Station in Guatemala.
     TECO Energy estimates total capital expenditures for ongoing operations at $260 million for 1996 and $779 million for 1997 through 2000, excluding AFUDC.
     Tampa Electric expects to spend $178 million in 1996 and $569 million during the 1997-2000 period, mainly for distribution facilities to meet customer growth and for Polk Unit One in 1996. At the end of 1995, Tampa Electric had outstanding commitments of about $72 million for capital programs including the construction of Polk Unit One.
     Tampa Electric s capital expenditure projections include about $30 million over the 1996 to 2000 period to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment as described in the Environmental Compliance section.
     The diversified companies expect capital expenditures of about $82 million in 1996 and $210 million for the 1997 through 2000 period for coal mining equipment, exploration and production of conventional gas and oil, acquisition of river barges and ocean transportation equipment, and normal asset replacement. At the end of 1995, $12 million had been committed.

ENVIRONMENTAL COMPLIANCE
     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and emission allowances.
     In 1995 Tampa Electric successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber.
     In connection with its Phase I compliance plan, Tampa Electric entered into two long-term contracts effective in mid-1994 for the purchase of low-sulfur coal. In December 1995, one of the sellers ceased operations at the mine supplying this coal. Tampa Electric believes that there will be no negative impact on its operations because of the availability of alternative sources of supply and the successful scrubber integration of Big Bend Units Three and Four.
     To comply with Phase II emission standards set for 2000 Tampa Electric would potentially have to scrub additional capacity and is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. Absent capital expenditures for additional scrubbing, Tampa Electric expects to spend $30 million of capital to comply with Phase
II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment. The cost of compliance with Phase I and Phase II is expected to have little impact on Tampa Electric's prices.

UTILITY REGULATION
Price Increase
1993 and 1994
The FPSC granted Tampa Electric a $1.2-million permanent base revenue increase and a $10.3-million revenue increase primarily associated with recovery of purchased power capacity payments effective in February 1993. The utility received an additional base revenue increase of $16 million effective Jan. 1, 1994. The FPSC s decision reflected overall allowed regulatory rates of return of 8.20 percent in 1993 and 8.34 percent in 1994, which included an allowed regulatory rate of return on common equity
(ROE) of  12 percent, the midpoint of a range of 11 percent to 13 percent.

Return on Equity Agreements

1994
     In March 1994 the FPSC issued an order which changed Tampa Electric's authorized ROE to an 11.35-percent midpoint with a range of 10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property.
     In July 1994 the FPSC issued an order approving an agreement between its staff and Tampa Electric to cap the utility s authorized regulatory rate of return on common equity at 12.45 percent for 1994 only with any earnings above that amount to be used to increase the storm damage reserve. Tampa Electric did not exceed the 12.45-percent cap in 1994 and therefore accrued only the $4.0 million to the storm damage reserve.

1995
     Tampa Electric s objective is to place Polk Unit One in service without increasing the total price that its customers pay for electric service. A number of actions, discussed in the Tampa Electric s Operating Expenses section, have been taken to reduce costs. A component of the strategy to accomplish this objective has been the deferral of certain revenues.
     In 1995 the FPSC approved a plan submitted by Tampa Electric to defer certain revenues for 1995. Under this plan Tampa Electric s allowed ROE increased to an 11.75-percent midpoint with a range of 10.75 percent to
12.75 percent and Tampa Electric deferred revenues under certain financial circumstances related to these returns. For 1995 a minimum of $15 million of revenues was deferred as well as 50 percent of actual revenues in excess of an ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above an ROE of 12.75 percent. In 1995 Tampa Electric deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate specified in the Florida Administrative Code.
     Also as part of this plan the FPSC eliminated Tampa Electric s oil backout tariff effective Jan. 1, 1996, a reduction of about $12 million of annual revenues.

1996
     On Jan. 3, 1996 the FPSC in a proposed agency action approved a plan by Tampa Electric relating to the deferral in 1996 of revenues under certain circumstances defined by ROE levels. As a result of protests by the Office of Public Counsel and the Florida Industrial Power Users Group, this action did not become effective and there became operative a provision of the order that required Tampa Electric to hold subject to the FPSC s jurisdiction any revenues in 1996 contributing to an ROE in excess of 12.75 percent.
      On March 25, 1996 Tampa Electric filed with the FPSC an agreement between Tampa Electric and the two intervenors protesting the January 3 proposed order. If approved by the FPSC in a proposed agency action proceeding and if no protests are filed, the agreement would replace the Jan. 3, 1996 order.
This agreement addresses, among other things, Tampa Electric s base rate levels, ROE levels for 1996 through 1998, and regulatory treatment of all accumulated deferred revenues through the period ending Dec. 31, 1998.
It provides for Tampa Electric s existing base rates to be frozen at current levels through Dec. 31, 1998; a refund to its customers of $25 million ($15 million from 1996 operations and $10 million from the 1995 deferred revenues) plus interest over a period of one year commencing on Oct. 1, 1996; and for the possibility of an additional refund in 1999.
     Under the agreement, for the years 1996 through 1998 Tampa Electric will keep in each year all revenues contributing to an ROE up to11.75 percent. Any additional revenues will be allocated according to the following formula.
     In 1996, 40 percent of any actual revenues that contribute to an ROE in excess of 11.75 percent will be included in 1996 revenues and the remaining 60 percent will be deferred for use in 1997 and 1998. There will also be available for use in 1997 and 1998 about $41 million of the revenues deferred from 1995, after deducting from 1995 deferred revenues the $10-million portion of the $25-million refund.
     In 1997, 40 percent of any revenues that contribute to an ROE in excess of 11.75 percent up to 12.75 percent will be included in Tampa
Electric s 1997 revenues. The remaining 60 percent will be deferred for use in 1998. Any revenues contributing to an ROE exceeding 12.75 percent will be deferred for use during 1998.
     The same 40 percent allocation of revenues will be made in 1998 after taking into account any accumulated deferred revenues not used in previous years. The remaining 60 percent, as well as all revenues contributing to an ROE in excess of 12.75 percent, if any, will be refunded to Tampa
Electric s customers in 1999. No refunds resulting from the 1998 portion of the agreement will commence until a final, non-appealable order has been issued resolving all issues with respect to the calculation of earned ROE during the periods covered by the agreement, including the appropriate regulatory treatment of the Polk Power Station.
     Finally, the agreement calls for an expeditious review of the regulatory treatment of Tampa Electric s Polk Power Station. Tampa
Electric is optimistic that the FPSC will complete this review in the third quarter of 1996. An objective of the agreement is to maintain price stability by utilizing the 1995, 1996 and 1997 deferred revenues to offset a portion of the revenue requirements associated with the Polk Power
Station.

Coal Settlement
     In February 1993 the FPSC approved an agreement between Tampa Electric and the Office of Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by Tampa Electric from its affiliate, Gatliff Coal, a subsidiary of TECO Coal. Tampa Electric agreed to refund $10 million plus interest to its customers through the fuel adjustment clause over a 12-month period beginning April 1, 1993. Tampa Electric refunded $7.6 million to its customers in 1993 and the remainder in 1994.

Utility Competition
     Tampa Electric s retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users, and possibly commercial and residential customers as well, may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, to control costs, and provide high quality service to retail customers.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers under certain circumstances. Tampa Electric continues its cost reduction efforts to increase its wholesale business, which is dependent on access to transmission systems owned by others.
     In March 1995 the Federal Energy Regulatory Commission (FERC) issued its Notice Of Proposed Rulemaking on Open Access Transmission Services
(NOPR). The NOPR would require open access to transmission systems and utilities owning transmission facilities (including Tampa Electric) to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions (including price). Among other things the NOPR would unbundle transmission services from power sales and require owners of transmission systems to take service under their own transmission tariffs.

FERC Transmission/Interchange Proceedings
     Tampa Electric is one of several utilities that intervened in Florida Power and Light's (FPL) proceeding before the FERC in which FPL has requested to change substantially the terms for providing interchange power and transmission services. In addition to challenging the reasonableness and fairness of many aspects of FPL s filing, Tampa Electric maintains that FPL s transmission tariffs adversely affect competition in the wholesale market and violate FERC s comparability standard governing open access to wholesale transmission.
     In December 1995 an Administrative Law Judge appointed by the FERC issued his initial decision which is generally favorable to the positions advocated by Tampa Electric. Briefs on this decision have been filed by the active intervenors, FERC staff and FPL and the case is now fully submitted for a decision by the FERC. Any disposition of transmission issues is expected to reflect FERC action on the NOPR.
     Tampa Electric protested transmission tariff filings by Florida Power Corporation (FPC), likewise based principally on their adverse competitive effects on the wholesale power market and failure to comply with the FERC s comparability standard. FPC has withdrawn these tariffs and substituted tariffs which conform to the pro forma tariffs in the NOPR. The ultimate terms of these tariffs will be determined after final action by FERC under the NOPR.
       In November 1995 the FERC accepted for filing Tampa Electric s open access transmission tariffs, which conform to the pro forma tariffs contained in the NOPR, subject to refund and the outcome of the final rule under the NOPR.
INVESTMENT ACTIVITY
     At Dec. 31, 1995 TECO Energy had $42.5 million in cash, cash equivalents and short-term investments versus $136.4 million at year-end 1994. In the first quarter of 1995 the company reduced its short-term investments and cash equivalents by $84 million and used the proceeds primarily to reduce short-term debt.
     Short-term investments at Dec. 31, 1995 included a $32.2-million investment in a hedged-equity utility portfolio. The company also had $86.3 million in longer-term passive investments, including a continuing investment in leveraged leases of $64.6 million. At Dec. 31, 1995 the net leveraged lease investment had essentially a zero balance and all leases were performing on a current basis. The company has made no investment in leveraged leases since 1989.
     TECO Properties has invested $43 million of equity in seven projects solely or as a limited partner. In 1995 TECO Properties recorded a $1.2 million gain from the sale of an apartment complex and established a reserve of $1.6 million for the expected 1996 sale of another apartment complex. TECO Energy plans to continue its conservative real estate investment approach.

FINANCING ACTIVITY
     TECO Energy's 1995 year-end capital structure, excluding the effect of unearned compensation related to its ESOP, was 52 percent debt, 46 percent common equity and 2 percent preferred equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings/Senior Debt
                        Duff & Phelps   Moody's    Standard & Poor s
Tampa Electric                AA+         Aa2              AA
TECO Finance/TECO Energy      AA-          A1              AA-
     The current ratings reflect actions taken by Duff & Phelps in March 1995 to increase Tampa Electric s senior and subordinate debt ratings one level and by Moody s Investor Services in April to lower Tampa Electric s senior and subordinate debt ratings and TECO Energy s debt rating one level.
     In July 1993 Tampa Electric entered into a forward refunding arrangement for $85.95 million of outstanding Pollution Control Revenue Bonds. Under this arrangement $85.95 million of new tax-exempt bonds due Dec. 1, 2034 were issued on Dec. 1, 1994, at a 6.25-percent interest rate. The proceeds were used on Feb. 1, 1995 to refund the series having a 9.9-percent interest rate. For accounting and ratemaking purposes Tampa Electric began recording interest expense using a blended rate for the original and refunding bonds. This blended rate was used from July 1993 and will continue to be used through the maturity dates of the original bonds.
     TECO Energy raised $9.4 million of common equity in 1995, $10.6 million in 1994 and $8.3 million in 1993 from the sale of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (DRP) implemented in 1992. The company expects to raise a similar amount of equity through this plan in 1996.
     As a part of its risk management program TECO Energy has entered into interest rate exchange agreements to moderate its exposure to interest rate changes. The benefit of these agreements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The company has no other derivative instruments.
LIQUIDITY, CAPITAL RESOURCES
 TECO Energy and its operating companies met cash needs during 1995 largely with internally generated funds with the balance from the sale of certain short-term investments and from equity raised through the DRP.
     At Dec. 31, 1995 TECO Energy had bank credit lines of $370 million, of which $368 million in credit was available.

     TECO Energy anticipates meeting its capital requirements for ongoing operations in 1996 through 2000 substantially from internally generated funds. In 1996 TECO Power Services expects to secure non-recourse financing for the Guatemalan project as discussed on page 24 and Tampa Electric expects to issue about $100 million of long-term debt primarily to reduce short-term debt and redeem current maturities.
     On March 29, 1996, Tampa Electric issued a notice to call and retire on April 29, 1996, $35 million aggregate par value Series E and F Preferred Stock at redemption prices of $102 and $101, respectively, plus accrued dividends.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                        No.
Report of Independent Accountants                                        34

Consolidated Balance Sheets, Dec. 31, 1995 and 1994                      35

Consolidated Statements of Income for the years ended
 Dec. 31, 1995, 1994 and 1993                                            36

Consolidated Statements of Cash Flows for the years
 ended Dec. 31, 1995, 1994 and 1993                                      37

Consolidated Statements of Common Equity for the years
 ended Dec. 31, 1995, 1994 and 1993                                      38

Notes to Consolidated Financial Statements                            39-54

     Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of TECO Energy, Inc.,

     We have audited the consolidated balance sheets of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1995 and 1994, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended Dec. 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note A to the consolidated financial statements, effective Jan. 1, 1993 the company adopted Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes.



                                                   COOPERS & LYBRAND L.L.P.
                                               Certified Public Accountants
Tampa, Florida
Jan. 15, 1996

                            CONSOLIDATED BALANCE SHEETS
                                    (millions)
                                      Assets
Dec. 31,                                              1995           1994

Current Assets
Cash and cash equivalents                         $   10.3       $   35.8
Short-term investments                                32.2          100.6
Receivables, less allowance for uncollectibles       163.5          144.6
Inventories, at average cost
 Fuel                                                 76.7          101.8
 Materials and supplies                               49.0           49.7
Prepayments                                            9.6            8.6
                                                     341.3          441.1
Property, Plant and Equipment, at Original Cost
Utility plant in service                           3,174.5        3,060.8
Construction work in progress                        479.6          286.6
Other property                                       836.4          748.3
                                                   4,490.5        4,095.7
Less accumulated depreciation                     (1,616.2)      (1,475.4)
                                                   2,874.3        2,620.3
Other Assets
Other investments                                     86.3          107.0
Deferred income taxes                                 65.9           52.3
Deferred charges and other assets                    105.6           91.5
                                                     257.8          250.8
                                                  $3,473.4       $3,312.2
                             Liabilities and Capital
Current Liabilities
Long-term debt due within one year                $   31.3       $    7.8
Notes payable                                        361.4          349.9
Accounts payable                                     146.3          145.3
Customer deposits                                     51.3           49.5
Interest accrued                                      13.3           15.4
Taxes accrued                                         11.7             .2
                                                     615.3          568.1
Other Liabilities
Deferred income taxes                                396.6          390.8
Investment tax credits                                61.3           66.6
Regulatory liability-tax related                      47.5           57.5
Other deferred credits                               136.1           66.1
Long-term debt, less amount due within one year      994.9        1,023.9

Preferred Stock of Tampa Electric                     55.0           55.0

Capital
Common equity                                      1,240.9        1,163.3
Unearned compensation related to ESOP                (74.2)         (79.1)
                                                  $3,473.4       $3,312.2

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

Year ended Dec. 31,                      1995          1994           1993
Revenues                            $ 1,392.3     $ 1,350.9      $ 1,283.9
Expenses
Operation                               684.6         670.8          624.9
Maintenance                             101.3         101.1           98.9
Restructuring charge and
  other cost reductions                    --          25.0             --
Depreciation                            174.7         174.0          165.3
Taxes, other than income                114.0         110.2          104.3
                                      1,074.6       1,081.1          993.4
Income from Operations                  317.7         269.8 (1)      290.5
Other Income (Expense)
Allowance for other funds used
 during construction                     13.7           3.5            1.6
Other income (expense), net                .6           6.4           (7.1)
Preferred dividend requirements of
 Tampa Electric                          (3.6)         (3.6)          (3.6)
                                         10.7           6.3           (9.1)
Income Before Interest and
 Income Taxes                           328.4         276.1          281.4

Interest Charges
Interest expense                         88.8          79.3           78.2
Allowance for borrowed funds
 used during construction                (5.6)         (2.2)          (2.1)
                                         83.2          77.1           76.1
Income Before Provision for
 Income Taxes                           245.2         199.0          205.3
Provision for income taxes               59.1          45.8           55.0
Income before cumulative effect
 of change in accounting principle      186.1         153.2          150.3
Cumulative effect of change in
 accounting principle                      --            --           11.2
Net Income                          $   186.1     $   153.2 (1)  $   161.5
Average common shares
 outstanding during year                116.5         115.9          115.3

Earnings per Average Common Share
 Outstanding:
 Before cumulative effect of change
   in accounting principle          $    1.60     $    1.32      $    1.30
 Cumulative effect of change in
   accounting principle                    --            --            .10
 Earnings per average common share
   outstanding                      $    1.60     $    1.32 (1)  $    1.40
The accompanying notes are an integral part of the consolidated financial statements.

(1) Includes the effect of a corporate restructuring charge which reduced operating income by $25 million, net income by $15 million and earnings per share by $0.13. See Note H.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
Year ended Dec. 31,                         1995          1994        1993
Cash Flows from Operating Activities
Net income                                $186.1        $153.2      $161.5
Adjustments to reconcile net
 income to net cash
 Depreciation                              174.7         174.0       165.3
 Deferred income taxes                     (17.3)        (12.1)        7.8
 Cumulative effect of change in
  accounting principle                        --            --       (11.2)
 Restructuring charge and other
  cost reductions                             --          25.0          --
 Investment tax credits, net                (5.3)         (6.8)       (5.6)
 Allowance for funds used
  during construction                      (19.3)         (5.7)       (3.7)
 Amortization of unearned
  compensation related to ESOP               4.9           5.7         4.2
 Deferred revenue                           50.8            --          --
 Deferred recovery clause                  (12.4)         19.9       (10.6)
 Fuel cost settlement                         --            --        10.0
 Refund to customers                          --          (2.4)       (7.6)
 Coal contract buyout and amortization       2.0         (25.5)         --
 Receivables, less allowance for
  uncollectibles                           (18.9)        (10.5)       (2.8)
 Inventories                                25.8         (23.7)        9.9
 Taxes accrued                              11.5          (1.0)       (3.9)
 Interest accrued                           (2.1)           .6        (1.5)
 Accounts payable                            1.0          30.0         4.2
 Other                                      25.7          17.5         1.4
                                           407.2         338.2       317.4
Cash Flows from Investing Activities
 Capital expenditures                     (432.7)       (309.1)     (270.6)
 Allowance for funds used
  during construction                       19.3           5.7         3.7
 Investment in short-term investments       68.4          12.5        14.2
 Other non-current investments              17.5          (6.0)       (1.4)
                                          (327.5)       (296.9)     (254.1)
Cash Flows from Financing Activities
 Common stock                               11.1          11.1        12.1
 Proceeds from long-term debt                 .6            .7        15.6
 Repayment of long-term debt                (6.5)        (19.0)      (73.2)
 Net increase in short-term debt            11.5          84.1        68.6
 Dividends                                (121.9)       (115.6)     (109.2)
                                          (105.2)        (38.7)      (86.1)
Net increase (decrease) in
 cash and cash equivalents                 (25.5)          2.6       (22.8)
Cash and cash equivalents at
 beginning of year                          35.8          33.2        56.0
Cash and cash equivalents at end of year  $ 10.3        $ 35.8      $ 33.2

Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for:
   Interest (net of amounts capitalized) $ 105.4        $ 85.1      $ 80.0
   Income taxes                          $  66.5        $ 69.2      $ 53.3

The accompanying notes are an integral part of the consolidated financial statements.


                              CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                             (millions)

                                               Additional                                Total
                                       Common    Paid-in   Retained      Unearned       Common
                           Shares(1)  Stock(1) Capital(1)  Earnings  Compensation       Equity

Balance, Dec. 31, 1992         115.0   $ 115.0    $ 308.5   $ 621.3       $ (89.0)    $  955.8
 Net income for 1993                                          161.5                      161.5
 Common stock issued              .6        .6       11.5                                 12.1
 Cash dividends declared
  ($.9475 per share)(1)                                      (109.2)                    (109.2)
 Amortization of unearned
  compensation related
  to ESOP                                                                     4.2          4.2  Tax benefits-ESOP dividends
  and stock options                                   1.0       2.2                        3.2
Balance, Dec. 31, 1993         115.6     115.6      321.0     675.8         (84.8)     1,027.6
 Net income for 1994                                          153.2                      153.2
 Common stock issued              .6        .6       10.5                                 11.1
 Cash dividends declared
  ($.9975 per share)                                         (115.6)                    (115.6)
 Amortization of unearned
  compensation related
  to ESOP                                                                     5.7          5.7
 Tax benefits-ESOP dividends                                    2.2                        2.2
Balance, Dec. 31, 1994         116.2     116.2      331.5     715.6         (79.1)     1,084.2
 Net income for 1995                                          186.1                      186.1
 Common stock issued              .5        .5       10.6                                 11.1
 Cash dividends declared
  ($1.0475 per share)                                        (121.9)                    (121.9)
 Amortization of unearned
  compensation related
  to ESOP                                                                     4.9          4.9
 Tax benefits-ESOP dividends
  and stock options                                    .1       2.2                        2.3
Balance, Dec. 31, 1995         116.7   $ 116.7    $ 342.2   $ 782.0       $ (74.2)    $1,166.7

The accompanying notes are an integral part of the consolidated financial statements.
(1) Restated to reflect a two-for-one stock split on Aug. 30, 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Principles of Consolidation
The significant accounting policies for both utility and diversified operations are as follows:
     The consolidated financial statements include the accounts of TECO Energy, Inc. (TECO Energy) and its wholly owned subsidiaries.
     The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.
     The proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane's and TECO Gas & Oil s undivided interest in joint venture property is included in the consolidated financial statements.
     All significant intercompany balances and intercompany transactions have been eliminated in consolidation.
Basis of Accounting
Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission
(FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in Tampa Electric's experience, but when cost recovery is ordered over a longer period than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71.
     Tampa Electric's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout and conservation costs. These adjustment factors are based on costs projected by Tampa Electric for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are refunded or billed to customers during the subsequent recovery period. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 will no longer be recovered through the cost recovery clause.
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the next ten years beginning April 1, 1995. In 1995, $2 million of buy-out costs were amortized to expense.

     Certain other costs incurred by Tampa Electric are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     Tampa Electric accrues base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

     In February 1993, the FPSC approved an agreement between Tampa
Electric and the Office of Public Counsel which resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by Tampa Electric from its affiliate, Gatliff Coal, a subsidiary of TECO
Coal. Tampa Electric recognized a $10-million liability in February 1993 and agreed to return this amount plus interest during the 12-month period effective April 1, 1993. The $10-million charge related to this agreement is classified in "Other income (expense)" on the income statement. Depreciation
TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for 1995, and 4.2% for 1994 and 1993.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulateddepreciation.

Foreign operations
The functional currency of TPS Guatemala One, Inc. s partnership in Guatemala is the U.S. dollar. Transactions conducted in Guatemala in the local currency, the quetzal, are remeasured to the U.S. dollar for financial reporting purposes with aggregate transaction gains or losses included in net income. The aggregate loss included in net income during 1995 was not significant.
     The partnership is protected from any significant currency gains or losses by the terms of the power sales agreement where payments are defined in U.S. dollars.

Deferred Income Taxes
Effective Jan.1, 1993, TECO Energy adopted FAS 109, which changed the requirements for accounting for income taxes. Although FAS 109 retains the concept of comprehensive interperiod income tax allocation, it adopts the liability method in the measurement of deferred income taxes rather than the deferred method. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. The cumulative effect of adopting FAS 109 increased TECO Energy's earnings by $11.2 million in 1993. Since Tampa Electric is a regulated enterprise its books and records reflect approved regulatory treatment, the adoption of FAS 109 resulted in certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates and had no effect on earnings.

Investment Tax Credits
Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1995, 7.28% for 1994, and 7.70% for 1993. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base. Interest Capitalized
Interest costs for the construction of TECO Coal's preparation plant and loadout facility and TECO Power Services Alborada Power Station were capitalized and will be depreciated over the service lives of the related property. Such interest costs capitalized totaled $.9 million in 1995 for the Alborada Power Station and $.9 million in 1994 for TECO Coal's preparation plant.
Cash and Cash Equivalents and Short-Term Investments
Included in cash and cash equivalents and short-term investments at Dec. 31, 1994 are $20.8 million and $70.2 million, respectively, of securities classified as available-for-sale. Securities classified as available-for-sale are highly liquid, high-quality debt instruments purchased with a maturity of three months or less. There are no available-for-sale securities at Dec. 31, 1995.
     Short-term investments also include $32.2 million and $30.3 million at Dec. 31, 1995 and 1994, respectively of trading securities, which have a cost basis of $31.4 million and $29.9 million. The estimated fair market values were based on quoted market prices. Trading securities consist of a hedged equity investment in a utility portfolio. The utility portfolio is comprised of various utility equities, hedged by selling short other utility equities. Realized gains and losses are determined on the specific identification cost basis. In 1994, TECO Energy adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires fair value accounting for debt and equity securities. The change in net unrealized gains and losses on trading securities included in earnings in 1995 and 1994 was not significant.

Other Investments
Other investments include longer-term passive investments, primarily leveraged leases.

Coalbed Seam Gas Properties
TECO Coalbed Methane, a subsidiary of TECO Energy, has entered into agreements with others to develop jointly the natural gas potential in a portion of Alabama's Black Warrior Basin.
     TECO Coalbed Methane utilizes the successful efforts method to account for its gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     Capitalized costs are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.
     Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1995 and 1994 were $203.3 million and $190.9 million, respectively. Net proven reserves at Dec. 31, 1995 and 1994 were
184.0 billion cubic feet for 556 wells and 172.7 billion cubic feet for 462 wells, respectively.

Conventional Gas and Oil Properties
TECO Gas & Oil, a subsidiary of TECO Energy formed in 1995, has entered into joint ventures with several partners to explore for conventional gas and oil in the shallow gulf waters off Texas and Louisiana.
     TECO Gas & Oil utilizes the successful efforts method to account for its gas and oil operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     At Dec. 31, 1995 aggregate capitalized costs were not significant. Reclassification
Certain 1994 and 1993 amounts were reclassified to conform with current year presentation.

B.   Common Equity

Stock Options
The 1980 Stock Option and Appreciation Rights Plan was succeeded by the 1990 Equity Incentive Plan. Under the Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant options to purchase common stock to officers and key employees of TECO Energy and its subsidiaries. The stock options are exercisable at a price not less than the fair market value of the common stock on the date of grant. The plan also provides that the Committee may issue stock appreciation rights. The exercise price of the stock appreciation rights may not be less than the fair market value of the common stock on the date of grant or if issued with a stock option, the exercise price of the related option. Stock appreciation rights provide for the issuance of common stock or the payment of cash or a combination of both equal to the difference between the exercise price of the stock appreciation right and the fair market value of the common stock on the date of exercise.
     In January 1996, The Board of Directors adopted the 1996 Equity Incentive Plan (the Plan ) as an amendment and restatement of the company s 1990 Equity Incentive Plan (the 1990 Plan ). This Plan will be submitted to shareholders for approval at the 1996 Annual Meeting. Upon such approval, the Plan will supersede the 1990 Plan and no additional grants will be made thereunder. The rights of the holders of outstanding options under the 1990 Plan will not be affected. The purpose of the Plan is to attract and retain key employees of the company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the company. The Plan will continue to be administered by the Compensation Committee. The Plan would amend the 1990 Plan to increase the number of shares of Common Stock subject to grants by 3,750,000 shares, expand the types of awards available to be granted and specify a limit on the maximum number of shares with respect to which stock options and stock appreciation rights may be made to any participant under the Plan.

     Transactions during the last three years under the 1990 Equity Incentive Plan and the 1980 Stock Option and Appreciation Rights Plan are summarized as follows:

Equity Incentive Plan and Stock Option and Appreciation Rights Plan

                                     Option
                                     Shares              Option
                                   (thousands)            Price
1995
Outstanding, beginning of year         1,913        $ 8.6563-$23.5625
 Granted                                 488        $20.75  -$21.625
 Exercised                               100        $ 8.6563-$23.5625
 Canceled                                 38        $18.8438-$23.5625
Outstanding, end of year               2,263        $11.50  -$23.5625
Exercisable, end of year               2,263        $11.50  -$23.5625
Available for grant                    1,936
1994
Outstanding, beginning of year         1,567        $ 8.6563-$23.5625
 Granted                                 401        $19.4375-$20.00
 Exercised                                55        $10.0469-$18.8438
 Canceled                                 --
Outstanding, end of year               1,913        $ 8.6563-$23.5625
Exercisable, end of year               1,505        $ 8.6563-$19.4375
Available for grant                    2,386

1993
Outstanding, beginning of year         1,463        $ 8.6563-$18.8438
 Granted                                 416        $23.5625
 Exercised                               305        $ 8.6563-$23.5625
 Canceled                                  7        $23.5625
Outstanding, end of year               1,567        $ 8.6563-$23.5625
Exercisable, end of year               1,567        $ 8.6563-$23.5625
Available for grant                    2,787

     The 1991 Director Stock Option Plan provides grants of stock options to non-employee directors on the first trading day following each annual meeting of shareholders. This plan provides for an initial grant of options for 10,000 shares to each new director, and an annual grant of options for 2,000 shares thereafter, with an exercise price equal to the fair market value on the date of grant. Transactions during the last three years under the 1991 Director Stock Option Plan are summarized as follows:

Director Stock Option Plan
                                     Option
                                     Shares              Option
                                   (thousands)            Price
1995
Outstanding, beginning of year          171          $17.7188-$23.4063
 Granted                                 20          $21.125
 Exercised                               14          $17.7188-$19.8125
 Canceled                                 2          $23.4063
Outstanding, end of year                175          $17.7188-$23.4063
Exercisable, end of year                175          $17.7188-$23.4063
Available for grant                     286

1994
Outstanding, beginning of year          149          $17.7188-$23.4063
 Granted                                 22          $19.8125
 Exercised                               --
Outstanding, end of year                171          $17.7188-$23.4063
Exercisable, end of year                149          $17.7188-$19.8125
Available for grant                     304

1993
Outstanding, beginning of year          139          $17.7188-$18.5313
 Granted                                 22          $23.4063
 Exercised                               12          $17.7188-$18.5313
Outstanding, end of year                149          $17.7188-$23.4063
Exercisable, end of year                149          $17.7188-$23.4063
Available for grant                     326

     In 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Stock Options, effective for fiscal years beginning after Dec. 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose pro forma net income and earnings per share. TECO Energy will continue to apply the prior accounting rules and make pro forma disclosures.
Common Stock
The company had 400 million shares of $1 par value common stock authorized in 1995, 1994 and 1993.
On July 20, 1993, the Board of Directors declared a two-for-one stock split of the corporation's outstanding common stock, effective Aug. 30, 1993, for shareholders of record as of July 30, 1993. All information related to TECO Energy common stock, including shares outstanding and per share amounts, has been calculated as if the stock split had been in effect for all periods presented.

Dividend Reinvestment Plan
In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan. TECO Energy raised common equity of $9.4 million, $10.6 million and $8.3 million from this plan in 1995, 1994 and 1993, respectively.
Shareholder Rights Plan
In 1989, TECO Energy declared a distribution of Rights to purchase one additional share of the company's common stock at a price of $40 per share for each share outstanding. The Rights expire in May 1999. The Rights will become exercisable 10 days after a person acquires 20 percent or more of the company's outstanding common stock or commences a tender offer that would result in such person owning 30 percent or more of such stock or at the time the Board of Directors declares a person who acquired 10 percent or more of such stock to be an "adverse person." If any person acquires 20 percent or more of the outstanding common stock or the Board declares that a person is an adverse person, the rights of holders, other than such acquiring person or adverse person, become rights to buy shares of common stock of the company (or the acquiring company if the company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the exercise price of each right.
     The company may redeem the Rights at a price of $.005 per Right until 10 days after a person acquires 20 percent or more of the outstanding common stock but not after the Board has declared a person to be an adverse person.

Employee Stock Ownership Plan
Effective Jan. 1, 1990, TECO Energy amended the TECO Energy Group
Retirement Savings Plan, a tax-qualified benefit plan available to substantially all employees, to include an employee stock ownership plan

(ESOP). During 1990, the ESOP purchased 7 million shares of TECO Energy common stock on the open market for $100 million. The share purchase was financed through a loan from TECO Energy to the ESOP. This loan is at a fixed interest rate of 9.3% and will be repaid from dividends on ESOP shares and from TECO Energy's contributions to the ESOP.
     TECO Energy's contributions to the ESOP were $4.8 million, $7.6 million and $3.4 million in 1995, 1994 and 1993, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:

(millions)                       1995           1994           1993

Interest expense                 $8.3           $8.8           $9.0
Compensation expense              4.9            5.7            4.2
Dividends                        (7.1)          (6.9)          (6.6)

Net ESOP expense                 $6.1           $7.6           $6.6

     Compensation expense was determined by the shares allocated method. At Dec. 31, 1995, the ESOP had 1.5 million allocated shares, .1 million committed-to-be-released shares, and 5.2 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.
     For financial statement purposes, the unallocated shares of TECO Energy stock are reflected as a reduction of common equity, classified as unearned compensation related to ESOP. Dividends on all ESOP shares are recorded as a reduction of retained earnings, as are dividends on all TECO Energy common stock. The tax benefit related to the dividends paid to the ESOP for allocated shares is a reduction of income tax expense and for unallocated shares is an increase in retained earnings. All ESOP shares are considered outstanding for earnings per share computations.

C. Preferred Stock

Preferred Stock of TECO Energy - No Par
10 million shares authorized, none outstanding.
Preferred Stock of Tampa Electric - No Par
2.5 million shares authorized, none outstanding.

Preference Stock of Tampa Electric - No Par
2.5 million shares authorized, none outstanding.

Preferred Stock of Tampa Electric - $100 Par Value
1.5 million shares authorized

                                 Outstanding            Cash Dividends
                                Dec.31, 1995           Paid in 1995(1)

                           Current
                          Redemption                    Per
                            Price     SharesAmount(2)  Share Amount(2)
   4.32% Cumulative,
     Series A            $103.75     49,600    $ 5.0   $4.32     $ .2
   4.16% Cumulative,
     Series B            $102.875    50,000      5.0   $4.16       .2
   4.58% Cumulative,
     Series D            $101.00    100,000     10.0   $4.58       .5
   8.00% Cumulative,
     Series E (3)        $102.00    149,960     15.0   $8.00      1.2
   7.44% Cumulative,
     Series F (3)        $101.00    200,000     20.0   $7.44      1.5

                                    549,560    $55.0             $3.6


(1) Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2) Millions.
(3) On March 29, 1996, Tampa Electric issued a notice to call and retire on April 29, 1996, the Series E and F Preferred Stock at redemption prices set forth plus accrued dividends.



     At Dec. 31, 1995, preferred stock had a carrying amount of $55.0 million and an estimated fair market value of $49.1 million. The estimated fair market value of preferred stock was based on quoted market prices.

D.   Short-term Debt
Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.76% and 5.68%, respectively, at Dec. 31, 1995 and Dec. 31, 1994. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1995 were $368 million. Certain lines of credit require commitment fees ranging from .05% to
 .1875% on the unused balances.
     During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance will pay a fixed rate of 5.8% and will receive a floating rate based on a 30-day commercial paper index. There would not have been a significant loss to terminate this agreement at Dec. 31, 1995. The benefits of this agreement are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The benefits of this agreement reduced interest expense in 1995.

E.   Long-term Debt
                                                            Dec. 31,
(millions)                                  Due         1995         1994
TECO Energy
Medium-term notes payable: 9.28% for
  1995 and 1994(1)                       1997-2000  $  100.0     $  100.0

Tampa Electric
First mortgage bonds (issuable in series)
 5 1/2%                                    1996         25.0         25.0
 7 3/4%                                    2022         75.0         75.0
 5 3/4%                                    2000         80.0         80.0
 6 1/8%                                    2003         75.0         75.0
Installment contracts payable(2)
 5 3/4%                                    2007         24.4         24.7
 7 7/8% Refunding bonds(3)                 2021         25.0         25.0
 8% Refunding bonds(3)                     2022        100.0        100.0
 6.25% Refunding bonds(4)                  2034         86.0         86.0
 Variable rate: 3.81% for 1995 and
  4.10% for 1994(1)                        2025         51.6         51.6
 Variable rate: 3.72% for 1995 and
  4.02% for 1994(1)                        2018         54.2         54.2
 Variable rate: 3.90% for 1995 and
  4.23% for 1994(1)(5)                     2020         16.9         16.3
                                                       613.1        612.8

Diversified Companies
Dock and wharf bonds, variable rate:
 3.74% for 1995 and 3.88% for 1994(1)(2)   2007        110.6        110.6
Mortgage notes payable: 7.6%             1996-2003       3.3          4.1
Non-recourse secured facility notes,
 Series A: 7.8%                          1996-2012     153.2        157.5
                                                       267.1        272.2
TECO Finance
Medium-term notes payable, various rates:
 7.04% for 1995 and 7.09% for 1994(1)    1997-2002      50.0         50.9

Unamortized debt premium (discount), net                (4.0)        (4.2)
                                                     1,026.2      1,031.7
 Less amount due within one year(6)                     31.3          7.8

Total long-term debt                                $  994.9     $1,023.9

 Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral.
     Maturities and annual sinking fund requirements of long-term debt for the years 1997, 1998, 1999 and 2000 are $76.7 million, $6.9 million, $28.4
million, and $137.9 million, respectively. Of these amounts   $.8 million
per year for 1997 through 2000 may be satisfied by the substitution of property in lieu of cash payments.


(1)  Composite year-end interest rate.
(2)  Tax-exempt securities.
(3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(5) This amount is recorded net of $3.1 million and $3.7 million at Dec. 31, 1995 and Dec. 31, 1994, respectively, on deposit with trustee.

(6) Of the amount due in 1996, $.8 million may be satisfied by the substitution of property in lieu of cash payments.

     At Dec. 31, 1995, total long-term debt had a carrying amount of $994.9 million and an estimated fair market value of $1,076.5 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
     Tampa Electric entered into an interest rate exchange agreement, which expired Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million per year in 1995, 1994 and 1993.

F.   Retirement Plan
TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final earnings.
     The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 65 percent of plan assets were invested in common stocks and 35 percent in fixed income investments at Dec. 31, 1995. Components of Net Pension Expense
(millions)
                                            1995      1994      1993

Service cost
  (benefits earned during the period)      $ 7.2     $ 8.8     $ 7.7

Interest cost on projected
   benefit obligations                       17.3      15.8      15.0

Less: Return on plan assets
  Actual                                    66.4      (3.7)     30.5
  Less net amortization of unrecognized
   transition asset and deferred return     43.3     (25.8)     10.3

Net return on assets                        23.1      22.1      20.2
Net pension expense                          1.4       2.5       2.5
Effect of restructuring charge                --      13.3        --
Net pension expense recognized
  in the Consolidated Statements
  of Income                                $ 1.4     $15.8     $ 2.5

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                              Dec. 31,     Dec. 31,
                                                 1995         1994

Fair market value of plan assets               $ 286.7      $ 239.2
Projected benefit obligation                    (260.2)      (218.0)
Excess of plan assets over projected
 benefit obligation                               26.5         21.2
Less unrecognized net gain from past
 experience different from that assumed           33.4         23.8
Less unrecognized prior service cost              (7.1)        (7.7)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                 9.5         10.5
Accrued pension prepayment/(liability)         $  (9.3)     $  (5.4)

Accumulated benefit obligation
 (including vested benefits of
 $193.2 for 1995 and $163.8 for 1994)          $ 215.2      $ 183.4

Assumptions Used in Determining Actuarial Valuations
                                                  1995         1994
Discount rate to determine projected
  benefit obligation                               7.3%        8.25%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%

G.   Postretirement Benefit Plan

TECO Energy and its subsidiaries currently provide certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 is limited to a defined dollar benefit based on years of service. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plans in whole or in part at any time.
     In 1993, the company adopted FAS 106 which requires postretirement benefits be recognized as earned by employees rather than recognized as paid.

Components of Postretirement Benefit Cost
(millions)
                                             1995     1994     1993

Service cost (benefits earned
    during the period)                      $ 1.9    $ 2.2    $ 1.8
Interest cost on projected
    benefit obligations                       6.3      5.3      4.9
Amortization of transition obligation
   (straight line over 20 years)              2.7      2.8      2.8
Amortization of actuarial (gain)/loss          .2       .2       --
 Net periodic postretirement
    benefit expense                          11.1     10.5      9.5
Effect of restructuring charge                 --      2.7       --
Net periodic postretirement
     benefit expense recognized in the
    Consolidated Statements of Income       $11.1    $13.2    $ 9.5

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                  Dec. 31,   Dec. 31,
                                                    1995       1994
Accumulated postretirement benefit obligation
 Active employees eligible to retire                $ (4.8)   $(11.8)
 Active employees not eligible to retire             (30.9)    (25.9)
 Retirees and surviving spouses                      (51.9)    (41.3)
                                                     (87.6)    (79.0)
Less unrecognized net gain/(loss)
  from past experience                               (19.2)    (13.8)
Less unrecognized transition obligation              (46.2)    (48.9)
 Liability for accrued postretirement benefit       $(22.2)   $(16.3)


Assumptions Used in Determining Actuarial Valuations
                                                      1995      1994
 Discount rate to determine projected
  benefit obligation                                  7.3%     8.25%

     The assumed health care cost trend rate for medical costs prior to age 65, and for certain retirees after age 65, was 11% in 1995 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.5% in 1995 and decreases to 5.75% in 2002 and thereafter.
     A 1 percent increase in the medical trend rates would produce an 8 percent ($.6 million) increase in the aggregate service and interest cost for 1995 and a 7 percent ($6.4 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1995.


H. Restructuring Charge

In 1994, TECO Energy implemented a corporate restructuring program which resulted in a $25 million charge ($15 million after tax) and reduced earnings per share by $.13. The cost of this restructuring program reflects charges for 241 early retirements, the elimination of other positions and other cost control initiatives. Approximately $1.7 million of this charge was paid in 1994 and $6.3 million in 1995. The impact on pension cost resulting from the restructuring as determined under the provisions of FAS 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, was approximately $13.3 million. The impact on postretirement benefits as determined under FAS 106, Accounting for Postretirement Benefits Other Than Pensions, was approximately $2.7 million. These amounts are included as part of the total 1994 charge of $25 million. See Note F and Note G.

I. Income Tax Expense

Income tax expense consists of the following components:
(millions)                                 Federal  State   Total

1995
 Currently payable                         $ 68.4   $ 13.3  $ 81.7
 Deferred                                   (16.6)     (.7)  (17.3)
 Amortization of investment tax credits      (5.3)      --    (5.3)

  Total income tax expense                 $ 46.5   $ 12.6  $ 59.1

1994
 Currently payable                         $ 54.7   $ 10.0  $ 64.7
 Deferred                                    (8.3)    (3.8)  (12.1)
 Investment tax credits                      (1.3)      --    (1.3)
 Amortization of investment tax credits      (5.5)      --    (5.5)

  Total income tax expense                 $ 39.6   $  6.2  $ 45.8

1993
 Currently payable                         $ 44.6   $  8.2  $ 52.8
 Deferred                                     6.5      1.3     7.8
 Amortization of investment tax credits      (5.6)      --    (5.6)

  Total income tax expense                 $ 45.5   $  9.5  $ 55.0


TECO Energy adopted FAS 109 as of Jan. 1, 1993 and elected not to restate prior years' financial statements. Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)                               Dec. 31,      Dec. 31,
                                           1995          1994
Deferred income tax assets(1)
 Property related                       $  43.7       $  33.5
 Other                                     22.2          18.8
  Total deferred income tax assets         65.9          52.3

Deferred income tax liabilities(1)
 Property related                        (395.7)       (370.2)
 Intangible drilling costs                (26.9)        (25.7)
 Revenue deferral plan                     19.6            --
 Other                                      6.4           5.1
  Total deferred income
    tax liabilities                      (396.6)       (390.8)
  Accumulated deferred income taxes     $(330.7)      $(338.5)

(1) Certain property related assets and liabilities have been netted.

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                 1995      1994      1993
Net income                                $186.1   $153.2    $150.3
Total income tax provision                  59.1     45.8      55.0
Preferred dividend requirements              3.6      3.6       3.6
 Income before income taxes and
    preferred dividend requirements       $248.8   $202.6    $208.9

Income taxes on above at federal
  statutory rate of 35%                   $ 87.1   $ 70.9    $ 73.1
Increase (Decrease) due to:
 State income tax, net of
   federal income tax                       8.2       4.0       6.7
 Amortization of investment
   tax credits                             (5.3)     (5.5)     (5.6)
 Non-conventional fuels tax credit        (20.6)    (19.6)    (16.6)
 Equity portion of AFUDC                   (4.9)     (1.4)      (.8)
 Other                                     (5.4)     (2.6)     (1.8)
  Total income tax provision             $ 59.1    $ 45.8    $ 55.0

Provision for income taxes as a percent
  of income before income taxes            23.8%     22.6%     26.3%

J.   Segment Information

TECO Energy's principal business segment is Energy Services. This segment has been separated into two components: Regulated Electric Utility Services and Other Energy Services which includes the transportation, coal mining, coalbed methane gas and conventional gas and oil production, and independent power generation subsidiaries. All other activities of TECO Energy have been included in Other.
     Identifiable assets are those assets used directly in a segment's operations and are presented net of depreciation.

                                       Income                      Identifiable   Capital
                                         From                          Assets     Expenditures
(millions)                 Revenues   Operations    Depreciation   at Dec. 31,  for the Year
1995
Regulated electric
 utility services           $1,092.3     $229.5         $113.3         $2,566.7     $334.5
 Other energy services         500.4       93.5 (1)       61.1            838.3       95.8
 Eliminations                 (205.3)      (8.2)(1)         --            (86.1)        --
 Energy services segment     1,387.4      314.8          174.4          3,318.9      430.3
 Other and eliminations          4.9        2.9             .3            154.5        2.4

 TECO Energy
  consolidated              $1,392.3     $317.7         $174.7         $3,473.4     $432.7


1994
 Regulated electric
  utility services          $1,094.9     $204.5         $115.1         $2,348.7     $230.8
 Other energy services         465.7       67.3 (1)       58.6            803.2       78.0
 Eliminations                 (214.5)      (6.9)(1)         --            (19.8)        --
 Energy services segment     1,346.1      264.9          173.7          3,132.1      308.8
 Other and eliminations          4.8        4.9             .3            180.1         .3

 TECO Energy
  consolidated              $1,350.9     $269.8(2)      $174.0         $3,312.2     $309.1

1993
 Regulated electric
  utility services          $1,041.3     $214.6         $111.9         $2,199.6     $205.6
 Other energy services         470.5       75.2 (1)       53.2            789.0       66.2
 Eliminations                 (231.4)      (3.9)(1)         --            (19.0)        --

 Energy services segment     1,280.4      285.9          165.1          2,969.6      271.8
 Other and eliminations          3.5        4.6             .2            158.2       (1.2)
 TECO Energy
  consolidated              $1,283.9     $290.5         $165.3         $3,127.8     $270.6

(1) Income from operations includes non-conventional fuels tax credit of $20.6 million, $19.6 million and $16.6 million in 1995, 1994 and 1993, respectively, and interest cost on the non-recourse debt related to independent power operations of $12.4 million in 1995 and $12.7 million in 1994 and 1993. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
(2) Income from operations includes the effect of a corporate restructuring charge of $25 million. See Note H.

K.   Commitments and Contingencies
TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital expenditures for ongoing businesses during 1996 will be about $260 million and approximately $779 million for the years 1997 through 2000, excluding AFUDC.
     Tampa Electric's capital expenditures are estimated to be $178 million for 1996 and $569 million for 1997 through 2000 for equipment and facilities to meet customer growth and for construction of additional generating capacity to be placed in service in 1996. Tampa Electric is building a 250-megawatt coal-gasification plant (Polk Unit One) with a capital cost of about $450 million, net of construction funding from the Department of Energy under its Clean Coal Technology Program. Tampa Electric expects to spend $70 million to complete this project in 1996. At the end of 1995, Tampa Electric had outstanding commitments of approximately $72 million primarily for the construction of Polk Unit One. At the diversified companies, future capital expenditures are estimated at $82 million for 1996 and $210 million for the years 1997 through 2000, primarily for asset replacement and refurbishment at TECO Transport & Trade and TECO Coal, and development of TECO Gas & Oil. This includes commitments of about $12 million at the end of 1995.

L.   Quarterly Data (unaudited)

Financial data by quarter is as follows:
                                        Quarter ended
                              March 31   June 30  Sept. 30   Dec. 31
1995
 Revenues(1)                 $  319.1  $  349.7  $  389.1   $ 334.4
 Income from operations(1)   $   66.0  $   80.7  $  107.1   $  63.9
 Net income(1)               $   36.5  $   46.4  $   63.2   $  40.0
 Earnings per average
  common share               $    .31  $    .40  $    .55   $   .34
 Dividends paid per common
  share                      $  .2525  $   .265  $   .265   $  .265
 Stock price per common
  share(3)
   High                      $ 22 1/8  $ 22 3/4  $ 23 1/2   $ 25 3/4
   Low                       $ 20      $ 20 1/2  $ 21 1/4   $ 23 1/8
   Close                     $ 21      $ 22      $ 23 1/2   $ 25 5/8

1994
 Revenues(1)                 $  306.7  $  353.3  $  366.6   $ 324.3
 Income from operations(1)   $   59.9  $   75.8  $   94.7   $  39.4(2)
 Net income(1)               $   33.6  $   41.9  $   54.6   $  23.1(2)
 Earnings per average
  common share               $    .29  $    .36  $    .47   $   .20(2)
 Dividends paid per
  common share               $    .24  $  .2525  $  .2525   $ .2525
 Stock price per common
  share(3)
   High                      $ 22 5/8  $ 20 7/8  $ 21       $ 21
   Low                       $ 19 1/8  $ 18 1/4  $ 18 1/8   $ 18 1/2
   Close                     $ 19 1/2  $ 19 1/8  $ 19 1/4   $ 20 1/4
(1)  Millions.
(2) Includes the effect of a corporate restructuring charge which reduced operating income by $25 million, net income by $15 million and earnings per share by $0.13. See Note H.
(3)  Trading prices for common shares of TECO Energy, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period Jan. 1, 1994 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 4 of TECO Energy's definitive proxy statement, dated March 7, 1996, (Proxy Statement) for its Annual Meeting of Shareholders to be held on April 17, 1996, and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 15 of this report.

Item 11.  EXECUTIVE COMPENSATION.
     The information required by Item 11 is included in the Proxy
Statement beginning with the "Summary Compensation Table" on page 9 and ending just before the caption "Approval of the 1996 Equity Incentive Plan" on page 12 and under the caption "Election of Directors-Compensation of Directors" on page 4, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information required by Item 12 is included under the caption
"Share Ownership" on pages 4 through 5 of the Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 13 is included under the caption "Election of Directors" on page 4 of the Proxy Statement and is incorporated herein by reference.

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

(a)  1. Financial Statements - See index on page 33.

     2. Financial Statement Schedules - See index on page 33.
     3. Exhibits
     *3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).
     *3.2 Bylaws of the Company, as amended effective July 18, 1995 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1995 of TECO Energy, Inc.).
     *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
     *4.2    Ninth Supplemental Indenture, dated as of April 1, 1966, to
             Exhibit 4.1 (Exhibit 4-k, Registration Statement No.
             2-28417).
     *4.3    Thirteenth Supplemental Indenture dated as of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No.
             2-51204).
     *4.4 Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.5    Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.6 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and
             Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.7    First Supplemental Installment Purchase and Security
             Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.8 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.9 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.10   Amendment to Exhibit A of Installment Purchase Contract,
             dated  April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of
             TECO Energy, Inc.).
     *4.11   Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of TECO Energy, Inc.).
     *4.12 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO
             Energy, Inc.).
     *4.13 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).
      *4.14   First Supplemental Installment Purchase Contract, dated as of
             Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of TECO
             Energy, Inc.).
     *4.15 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.16 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and

             NCNB National Bank of Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).
     *4.17 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.18 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.19 Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).
      *4.20   Reimbursement Agreement between TECO Energy, Inc. and
             Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).
     *4.21 Rights Agreement between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent, dated as of April 27, 1989 (Exhibit 4, Form 8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
     *4.22 Amendment No. 1 to Rights Agreement dated as of July 20, 1993 between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of TECO Energy, Inc.).
     *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
     *10.2 Directors' Retirement Plan, as amended effective July 1, 1995 (Exhibit 10.1, Form 10-Q for quarter ended June 30, 1995 of TECO Energy, Inc.).
     *10.3 Supplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.4 Supplemental Executive Retirement Plan for T. L. Guzzle, as amended on July 20, 1993 (Exhibit 10.1, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for T.L. Guzzle, effective as of Oct. 1, 1994 (Exhibit 10.4, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.5 Supplemental Executive Retirement Plan for R. H. Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16, Form 10-K for 1989 of TECO Energy, Inc.), as amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for R.H. Kessel, effective as of Oct. 1, 1994 (Exhibit 10.5, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.6 TECO Energy Group Supplemental Executive Retirement Plan, as amended on July 18, 1989 (Exhibit 10.17, Form 10-K for 1989 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan, effective as of Oct. 1, 1994 (Exhibit 10.6, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.7 TECO Energy, Inc. Group Supplemental Retirement Benefits Trust Agreement Amendment and Restatement, effective July 17, 1995, (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1995 of TECO Energy, Inc.).
     *10.8 Terms of R. H. Kessel's Employment, dated as of Dec. 1, 1989 (Exhibit 10.20, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.9 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised January 1993 (Exhibit 10.2, Form 10-Q for quarter ended March 31, 1994 of TECO Energy, Inc.).

     *10.10 TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).
      10.11 Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996.
     *10.12 Severance Agreement between TECO Energy, Inc. and H.L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.13 Loan and Stock Purchase Agreement between TECO Energy, Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).
     *10.14 TECO Energy, Inc. 1990 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.).
     *10.15 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.26, Form 10-K for 1991 of TECO Energy, Inc.).
     *10.16 Supplemental Executive Retirement Plan for A.D. Oak, as amended on July 20, 1993 (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for A. D. Oak, effective as of Oct. 1, 1994 (Exhibit 10.16, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.17 Supplemental Executive Retirement Plan for K.S. Surgenor, as amended on July 20, 1993 (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for K.S. Surgenor, effective as of Oct. 1, 1994 (Exhibit 10.17, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.18 Terms of T.L. Guzzle's employment, dated as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *10.19 Supplemental Executive Retirement Plan for G.F. Anderson (Exhibit 10.4, Form 10-Q for the quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for G.F. Anderson, effective as of Oct. 1, 1994 (Exhibit 10.19, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.20 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).
     *10.21 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.22 Supplemental Executive Retirement Plan for R. A. Dunn, dated as of July 17, 1995 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1995 of TECO Energy, Inc.).
     11.     Computation of earnings per common share.
     21.     Subsidiaries of the Registrant.
     23.     Consent of Independent Accountants.
     24.1    Power of Attorney.
     24.2    Certified copy of resolution authorizing Power of Attorney.
     27.     Financial Data Schedule (EDGAR filing only).

     ___________
      * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission
     File No. 1-8180.

Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.12 and 10.14 through 10.22 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

     Certain instruments defining the rights of holders of long-term debt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding 10 percent of total asset son a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b) TECO Energy, Inc. filed no reports on Form 8-K during the last quarter of 1995.

The registrant filed a Current Report on Form 8-K dated Jan. 4, 1996 reporting under Item 5. Other Events on a proposed agency action by the FPSC relating to the deferral in 1996 of revenues at Tampa Electric under certain circumstances.

The registrant filed a Current Report on Form 8-K dated Feb. 13, 1996 reporting under Item 5. Other Events on the filings with the FPSC by the Office of Public Counsel and the Florida Industrial Power Users Group, which protest the FPSC s order of proposed agency action on the deferral in 1996 of Tampa Electric revenues under certain circumstances.

The registrant filed a Current Report on Form 8-K dated March 25, 1996 reporting under "Item 5. Other Events" the agreement among Tampa Electric, the Office of Public Counsel and the Florida Industrial Power Users Group on a multi-year base rate freeze, revenue deferral and refund plan for Tampa Electric.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1996.

                                  TECO ENERGY, INC.
                               By  T. L. GUZZLE*
                                   T. L. GUZZLE, Chairman of the Board,
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996:
     Signature                    Title


     T. L. GUZZLE*                Chairman of the Board,
     T. L. GUZZLE                 Director and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

     /s/ A. D. OAK                Senior Vice President-
     A. D. OAK                    Finance and Chief Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

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

     H. L. CULBREATH*             Director
     H. L. CULBREATH

     J. L. FERMAN, JR.*           Director
     J. L. FERMAN, JR.

     E. L. FLOM*                  Director
     E. L. FLOM

     H. R. GUILD, JR.*            Director
     H. R. GUILD, JR.

     D. R. HENDRIX*               Director
     D. R. HENDRIX

     R. L. RYAN*                  Director
     R. L. RYAN

     W. P. SOVEY*                 Director
     W. P. SOVEY

     J. T. TOUCHTON*              Director
     J. T. TOUCHTON

     J. A. URQUHART*              Director
     J. A. URQUHART

     J. O. WELCH, JR.*            Director
     J. O. WELCH, JR.

     *By: /s/ A. D. OAK
              A. D. OAK, Attorney-in-fact

                             INDEX TO EXHIBITS
 Exhibit                                                              Page
  No.     Description                                                  No.

 3.1      Articles of Incorporation, as amended on                       *
          April 20, 1993 (Exhibit 3, Form 10-Q for the quarter
          ended March 31, 1993 of TECO Energy, Inc.).
 3.2      Bylaws of the Company, as amended effective                    *
          July 18, 1995 (Exhibit 3, Form 10-Q for the
           quarter ended June 30, 1995 of TECO Energy, Inc.).
 4.1      Indenture of Mortgage among Tampa Electric                     *
          Company, State Street Trust Company and First Savings
          & Trust Company of Tampa, dated as of Aug. 1, 1946
          (Exhibit 7-A to Registration Statement No. 2-6693).
 4.2      Ninth Supplemental Indenture, dated as of                      *
          April 1, 1966, to Exhibit 4.1 (Exhibit 4-k,
          Registration Statement No. 2-28417).
 4.3      Thirteenth Supplemental Indenture dated as                     *
          of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1,
          Registration Statement No. 2-51204).
 4.4      Sixteenth Supplemental Indenture, dated as                     *
          of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form
          10-Q for the quarter ended Sept. 30, 1992 of TECO
          Energy, Inc.).
 4.5      Eighteenth Supplemental Indenture, dated as                    *
          of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q
          for the quarter ended June 30, 1993 of TECO Energy,
          Inc.).
 4.6      Installment Purchase and Security Contract                     *
          between the Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO
          Energy, Inc.).
 4.7      First Supplemental Installment Purchase and                    *
          Security Contract, dated as of Dec. 1, 1974 (Exhibit
          4.10, Form 10-K for 1986 of TECO Energy, Inc.).
 4.8      Third Supplemental Installment Purchase                        *
          Contract, dated as of May 1, 1976 (Exhibit 4.12, Form
          10-K for 1986 of TECO Energy, Inc.).
 4.9      Installment Purchase Contract between the                      *
          Hillsborough County Industrial Development Authority
          and Tampa Electric Company, dated as of Aug. 1, 1981
          (Exhibit 4.13, Form 10-K for 1986 of TECO Energy,
          Inc.).
 4.10     Amendment to Exhibit A of Installment                          *
          Purchase Contract, dated  April 7, 1983 (Exhibit 4.14,
          Form 10-K for 1989 of TECO Energy, Inc.).

 4.11     Second Supplemental Installment Purchase                       *
          Contract, dated as of June 1, 1983 (Exhibit 4.11, Form
          10-K for 1994 of TECO Energy, Inc.).
 4.12     Third Supplemental Installment Purchase                        *
          Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form
          10-K for 1989 of TECO Energy, Inc.).
 4.13     Installment Purchase Contract between the                      *
          Hillsborough County Industrial Development Authority
          and Tampa Electric Company, dated as of Jan. 31, 1984
          (Exhibit 4.13, Form 10-K for 1993 of TECO Energy,
          Inc.).
 4.14     First Supplemental Installment Purchase                        *
          Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form
          10-K for 1994 of TECO Energy, Inc.).
 4.15     Second Supplemental Installment Purchase Contract,             *
          dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for
          the quarter ended June 30, 1993 of TECO Energy, Inc.).
 4.16     Loan and Trust Agreement among the Hillsborough                *
          County Industrial Development Authority, Tampa
          Electric Company and NCNB National Bank of Florida, as
          trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form
          10-Q for the quarter ended Sept. 30, 1990 for TECO
          Energy, Inc.).
 4.17     Loan and Trust Agreement, dated as of Oct. 26,                 *
          1992 among the Hillsborough County Industrial
          Development Authority, Tampa Electric Company and
          NationsBank of Florida, N.A., as trustee (Exhibit 4.2,
          Form 10-Q for the quarter ended Sept. 30, 1992 of TECO
          Energy, Inc.).
 4.18     Loan and Trust Agreement, dated as of                          *
          June 23, 1993, among the Hillsborough County
          Industrial Development Authority, Tampa Electric
          Company and NationsBank of Florida, N.A., as trustee
          (Exhibit 4.2, Form 10-Q for the quarter ended June 30,
          1993 of TECO Energy, Inc.).
 4.19     Installment Sales Agreement between the                        *
          Plaquemines Port, Harbor and Terminal District
          (Louisiana) and Electro-Coal Transfer Corporation,
          dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for
          1986 of TECO Energy, Inc.).
 4.20     Reimbursement Agreement between TECO Energy,                   *
          Inc. and Electro-Coal Transfer Corporation, dated as
          of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of
          TECO Energy, Inc.).
 4.21     Rights Agreement between TECO Energy, Inc.                     *
          and The First National Bank of Boston, as Rights
          Agent, dated as of April 27, 1989 (Exhibit 4, Form
          8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
 4.22     Amendment No. 1 to Rights Agreement dated as                   *
          of July 20, 1993 between TECO Energy, Inc. and The
          First National Bank of Boston, as Rights Agent
          (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of
          TECO Energy, Inc.).
10.1      1980 Stock Option and Appreciation Rights                      *
          Plan, as amended on July 18, 1989 (Exhibit 28.1, Form
          10-Q for quarter ended June 30, 1989 of TECO Energy,
          Inc.).
10.2      Directors' Retirement Plan, as amended                         *
          effective July 1, 1995 (Exhibit 10.1, Form 10-Q for
          quarter ended June 30, 1995 of TECO Energy, Inc.).
10.3      Supplemental Executive Retirement Plan for                     *
          H. L. Culbreath, as amended on April 27, 1989 (Exhibit
          10.14, Form 10-K for 1989 of TECO Energy, Inc.).
10.4      Supplemental Executive Retirement Plan                         *
          for T. L. Guzzle, as amended on July 20, 1993 (Exhibit
          10.1, Form 10-Q for the quarter ended Sept. 30, 1993
          of TECO Energy, Inc.), as further amended by the First
          Amendment to TECO Energy Group Supplemental Executive
          Retirement Plan for T.L. Guzzle, effective as of Oct.
          1, 1994 (Exhibit 10.4, Form 10-K for 1994 of TECO
          Energy, Inc.).
10.5      Supplemental Executive Retirement Plan for                     *
          R. H. Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16,
          Form 10-K for 1989 of TECO Energy, Inc.), as amended
          by the First Amendment to TECO Energy Group
          Supplemental Executive Retirement Plan for R.H.
          Kessel, effective as of Oct. 1, 1994 (Exhibit 10.5,
          Form 10-K for 1994 of TECO Energy, Inc.).
10.6      TECO Energy Group Supplemental Executive Retirement            *
          Plan, as amended on July 18, 1989 (Exhibit 10.17, Form
          10-K for 1989 of TECO Energy, Inc.), as further
          amended by the First Amendment to TECO Energy Group
          Supplemental Executive Retirement Plan, effective as
          of Oct. 1, 1994 (Exhibit 10.6, Form 10-K for 1994 of
          TECO Energy, Inc.).
10.7      TECO Energy, Inc. Group Supplemental                           *
          Retirement Benefits Trust Agreement Amendment and
          Restatement, effective July 17, 1995, (Exhibit 10.2,
          Form 10-Q for the quarter ended June 30, 1995 of TECO
          Energy, Inc.).
10.8      Terms of R. H. Kessel's Employment, dated                      *
          as of Dec. 1, 1989 (Exhibit 10.20, Form 10-K for 1989
          of TECO Energy, Inc.).
10.9      Annual Incentive Compensation Plan for                         *
          TECO Energy and subsidiaries, as revised January 1993
          (Exhibit 10.2, Form 10-Q for quarter ended March 31,
          1994 of TECO Energy, Inc.).
10.10     TECO Energy, Inc. Group Supplemental Disability                *
          Income Plan, dated as of March 20, 1989 (Exhibit
          10.22, Form 10-K for 1988 of TECO Energy, Inc.).
10.11     Forms of Severance Agreement between TECO                     67
          Energy, Inc. and certain senior executives, as amended
          and restated as of March 20, 1996.
10.12     Severance Agreement between TECO Energy, Inc.                  *
          and H.L. Culbreath, dated as of April 28, 1989
          (Exhibit 10.24, Form 10-K for 1989 of TECO Energy,
          Inc.).
10.13     Loan and Stock Purchase Agreement between                      *
          TECO Energy, Inc. and Barnett Banks Trust Company,
          N.A., as trustee of the TECO Energy Group Savings Plan
          Trust Agreement (Exhibit 10.3, Form 10-Q for the
          quarter ended March 31, 1990 for TECO Energy, Inc.).
10.14     TECO Energy, Inc. 1990 Equity Incentive                        *
          Plan (Exhibit 10.1, Form 10-Q for the quarter ended
          March 31, 1990 of TECO Energy, Inc.)
10.15     TECO Energy, Inc. 1991 Director Stock                          *

          Option Plan as amended on Jan. 21, 1992 (Exhibit
          10.26, Form 10-K for 1991 of TECO Energy, Inc.).
10.16     Supplemental Executive Retirement Plan                         *
          for A.D. Oak, as amended on July 20, 1993 (Exhibit
          10.2, Form 10-Q for the quarter ended Sept. 30, 1993
          of TECO Energy, Inc.), as further amended by the First
          Amendment to TECO Energy Group Supplemental Executive
          Retirement Plan for A. D. Oak, effective as of Oct. 1,
          1994 (Exhibit 10.16, Form 10-K for 1994 of TECO
          Energy, Inc.).
10.17     Supplemental  Executive Retirement Plan                        *
          for K.S. Surgenor, as amended on July 20, 1993
          (Exhibit 10.3, Form 10-Q for the quarter ended Sept.
          30, 1993 of TECO Energy, Inc.), as further amended by
          the First Amendment to TECO Energy Group Supplemental
          Executive Retirement Plan for K.S. Surgenor, effective
          as of Oct. 1, 1994 (Exhibit 10.17, Form 10-K for 1994
          of TECO Energy, Inc.).
10.18     Terms of T.L. Guzzle's employment, dated                       *
          as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).

10.19     Supplemental Executive Retirement Plan                         *
          for G.F. Anderson (Exhibit 10.4, Form 10-Q for the
          quarter ended Sept. 30, 1993 of TECO Energy, Inc.), as
          amended by the First Amendment to TECO Energy Group
          Supplemental Executive Retirement Plan for G.F.
          Anderson, effective as of Oct. 1, 1994 (Exhibit 10.19,
          Form 10-K for 1994 of TECO Energy, Inc.).
10.20     TECO Energy Directors' Deferred Compensation Plan,             *
          as amended and restated effective April 1, 1994
          (Exhibit 10.1, Form 10-Q for the quarter ended
          March 31, 1994 for TECO Energy, Inc.).
10.21     TECO Energy Group Retirement Savings Excess Benefit            *
          Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
10.22     Supplemental Executive Retirement Plan for R. A. Dunn,         *
          dated as of July 17, 1995 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1995 of TECO Energy, Inc.).
11.       Computation of earnings per common share.                    103
21.       Subsidiaries of the Registrant.                              104
23.       Consent of Independent Accountants.                          105
24.1      Power of Attorney.                                           106
24.2      Certified copy of resolution authorizing Power of
          Attorney.                                                    108
27.       Financial Data Schedule (EDGAR filing only)
_____________
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.