Form 10-Q
period 1996-03-31
TECO ENERGY INC
filed 1996-05-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996

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

                         Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1996):

                Common Stock, $1 Par Value     117,101,052


                                                                FORM 10-Q

                      PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

     In    the    opinion  of    management,  the  unaudited consolidated

     financial  statements  include  all  adjustments (none of which were other  than  normal  and  recurring) necessary to present fairly the results  for  the three-month periods ended March 31, 1996 and 1995.

     Reference  should  be  made  to  the explanatory notes affecting the income  and  balance sheet accounts contained in TECO Energy, Inc.'s

     Annual  Report  on Form 10-K for the year ended Dec. 31, 1995 and to the notes on page 6 of this report.

                                                                FORM 10-Q

                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                             March 31,          Dec. 31,
                                               1996               1995
                                  Assets
Current assets
  Cash and cash equivalents                 $   13,748        $   10,259
  Short-term investments                        32,761            32,176
  Receivables, less allowance
    for uncollectibles                         161,081           163,536
  Inventories, at average cost
    Fuel                                        60,274            76,737
    Materials and supplies                      51,718            48,984
  Prepayments                                    7,982             9,574
                                               327,564           341,266
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,207,348         3,174,526
  Construction work in progress                498,870           479,586
  Other property                               839,594           836,411
                                             4,545,812         4,490,523
  Accumulated depreciation                  (1,651,916)       (1,616,231)
                                             2,893,896         2,874,292
Other assets
  Other investments                             84,823            86,277
  Deferred income taxes                         70,422            65,906
  Deferred charges and other assets            105,745           105,626
                                               260,990           257,809
                                            $3,482,450        $3,473,367

                         Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $   31,618        $   31,327
  Notes payable                                337,680           361,340
  Accounts payable                              98,803           146,313
  Customer deposits                             52,147            51,273
  Interest accrued                              23,994            13,297
  Taxes accrued                                 40,218            11,731
                                               584,460           615,281
Deferred income taxes                          394,673           396,624
Investment tax credits                          60,056            61,347
Regulatory liability-tax related                43,984            47,558
Other deferred credits                         164,655           136,092
Long-term debt, less amount due
  within one year                              995,802           994,856
Preferred stock of Tampa Electric               54,956            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 116,975,525 in 1996 and
    116,731,681 in 1995                      1,257,026         1,240,887
  Unearned compensation related to ESOP        (73,162)          (74,234)
                                            $3,482,450        $3,473,367

The accompanying notes are an integral part of the consolidated financial statements.

                                                                FORM 10-Q

                    CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands)


For the three months ended March 31,            1996              1995

Revenues                                      $341,141          $319,134

Expenses
  Operation                                    177,070           155,421
  Maintenance                                   20,903            23,934
  Depreciation                                  44,963            44,597
  Taxes, other than income                      30,056            29,135
                                               272,992           253,087

Income from operations                          68,149            66,047

Other income
  Allowance for other funds used
    during construction                          5,019             1,799
  Other income, net                              1,410               192
  Preferred dividend requirements of
    Tampa Electric                                (892)             (892)
                                                 5,537             1,099

Income before interest and income taxes         73,686            67,146

Interest charges
  Interest expense                              22,670            21,685
  Allowance for borrowed funds used during
    construction                                (2,051)           (1,084)
                                                20,619            20,601
Income before provision for income taxes        53,067            46,545
Provision for income taxes                      11,558            10,041

Net income                                    $ 41,509          $ 36,504


Average shares outstanding                     116,889           116,266

Earnings per average common share
    outstanding                               $   0.36          $   0.31

Dividends per common share outstanding        $  0.265          $ 0.2525


The accompanying notes are an integral part of the consolidated financial statements.

                                                                FORM 10-Q

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


For the three months ended March 31,            1996               1995

Cash flows from operating activities
Net income                                    $ 41,509          $ 36,504
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                44,963            44,597
    Deferred income taxes                      (10,883)           (3,229)
    Investment tax credits, net                 (1,309)           (1,334)
    Allowance for funds used
      during construction                       (7,070)           (2,883)
    Amortization of unearned compensation
      related to ESOP                            1,072             1,232
    Revenue reduction                           20,869             7,421
    Deferred recovery clause                     1,365            (5,857)
    Amortization of coal contract buyout           676                --
    Receivables, less allowance
      for uncollectibles                         2,455            15,493
    Inventories                                 13,729            (7,169)
    Taxes accrued                               28,487            16,328
    Interest accrued                            10,697             5,730
    Accounts payable                           (47,510)          (34,619)
    Other                                        8,582             2,607
                                               107,632            74,821
Cash flows from investing activities
  Capital expenditures                         (64,938)         (102,113)
  Allowance for funds used
    during construction                          7,070             2,883
  Investment in short-term investments            (585)           69,658
  Other non-current investments                  2,879               308
                                               (55,574)          (29,264)
Cash flows from financing activities
  Common stock                                   4,888             2,725
  Proceeds from long-term debt                   3,058               620
  Repayment of long-term debt                   (1,880)           (2,486)
  Net decrease in short-term debt              (23,660)          (40,985)
  Dividends                                    (30,975)          (29,346)
                                               (48,569)          (69,472)
Net increase (decrease) in cash
  and cash equivalents                           3,489           (23,915)
Cash and cash equivalents
  at beginning of period                        10,259            35,797
Cash and cash equivalents at end of period    $ 13,748          $ 11,882



The accompanying notes are an integral part of the consolidated financial statements.

                                                                FORM 10-Q

                      NOTES TO FINANCIAL STATEMENTS


A.        TECO  Energy,  Inc.  and  its  subsidiaries  have  made certain commitments  in connection with their continuing capital improvement program  and estimate that capital expenditures, excluding allowance for  funds  used during construction (AFUDC), during 1996 will be as follows:

                                             millions
          Tampa Electric Company               $178
          TECO Coalbed Methane, Inc.              3
          TECO Coal Corporation                   5
          TECO Gas & Oil, Inc.                   28
          TECO Properties Corporation             1
          TECO Transport & Trade Corporation     37
                                               $252


B.        During  the  first quarter of 1996, Tampa Electric recognized a

     $21  million  revenue  reduction  pursuant to a multi-year base rate freeze,  revenue  deferral  and refund plan which the Florida Public

     Service  Commission  (FPSC)  voted  to approve in April 1996.  Tampa

     Electric  deferred  $7 million during the first quarter of last year in  accordance  with  a  plan  approved  by  the FPSC for 1995.  The revenue  reductions totaling $70 million recorded under the plans in

     1995  and 1996 are included in other deferred credits on the balance sheet.  See additional discussion on page 10.



C.        On April 29, 1996, Tampa Electric retired $35 million aggregate par  value  of  8.00% Series E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.

                                                                FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended March 31, 1996:

          Net  income  of  $41.5 million in the first quarter of 1996 was

     $5.0  million  or  14  percent  higher than 1995's first quarter due primarily  to  favorable  gas prices at TECO Coalbed Methane and the

     onset  of  operations  at  TECO  Power  Services   independent power

     project  in  Guatemala.    In addition, Tampa Electric s capitalized

     financing costs (AFUDC), primarily associated with the investment in the  Polk  Power  Station currently under construction, increased to

     $7.1 million from $2.9 million for the same period last year.

          Consolidated  operating  income  was  up  3 percent from 1995's first quarter due to strong performances by TECO Coalbed Methane and

     TECO  Power  Services  which  more  than offset the decline in Tampa

     Electric s operating income.

          The  following table identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                 (thousands of dollars)
                                        Revenues
                                    1996      1995
     Tampa Electric               $254,746  $253,796
     Diversified companies        $132,533  $114,603

                                    Operating income
                                    1996      1995
     Tampa Electric               $ 43,468  $ 45,880
     Diversified companies*       $ 27,011  $ 21,599

     * Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated

                                                                FORM 10-Q

     Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.


          Tampa    Electric's    first-quarter    operating   income   of

     $43.5  million  was  6 percent lower than in 1995.  The 1996 results were  net  of  a  $21-million  revenue reduction which included $15-

     million  of  a $25-million refund and a $6-million revenue deferral.

     This reduction was in accordance with a FPSC-approved plan described on  page  10.  Operating  income  last  year was net of a $7-million revenue  deferral in accordance with 1995's FPSC-approved regulatory plan.

          Tampa  Electric  s  revenues for the quarter increased slightly

     due   to  higher  energy  sales.    Retail  energy  sales  increased

     10  percent  reflecting  cooler  than  normal temperatures, customer growth  of  more  than 2 percent and a strong local economy.  Energy sales to other utilities were 13 percent higher than in 1995, driven by lower coal prices at Gannon Station and weather.

          Tampa Electric's total operating expenses for the first quarter were  2 percent higher than in 1995.  The increase was primarily due to higher fuel expense resulting from higher energy sales, partially offset  by lower operation-other and maintenance expenses reflecting aggressive cost management efforts.

          Unconsolidated  operating income from TECO Energy's diversified companies  increased  25  percent  to  $27.0  million on revenues of

     $132.5 million.

          Favorable  gas prices improved TECO Coalbed Methane s operating income,  which  increased  over 1995 even though last year s results included  a  $4.2-million  gain  from  a  gas  contract  termination settlement.

                                                                FORM 10-Q

          The Alborada Power Station in Guatemala, which began commercial operation  in  the  third  quarter  of  1995, accounted for improved results at TECO Power Services.

          TECO  Transport  &  Trade  and  TECO Coal continued to increase third-party  volumes  even though operations were adversely affected by winter weather.

          Consolidated interest expense before the allowance for borrowed funds used during construction was up 5 percent due to higher levels of short-term debt, partially offset by lower short-term rates.

                                                                FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          Tampa  Electric  recognized  a  $21-million  revenue  reduction during  the first quarter of 1996 pursuant to a multi-year base rate freeze,  revenue deferral and refund plan.  The plan is an agreement between Tampa Electric, the Office of Public Counsel and the Florida

     Industrial  Power  Users  Group  which covers the years 1996 through

     1998.  A more complete description of the plan, which the FPSC voted to  approve  on April 30, 1996, is contained in TECO Energy s Annual

     Report on Form 10-K for the year ended Dec. 31, 1995.

          TECO  Gas  & Oil s joint venture, which held 13 lease blocks in the  shallow  gulf  waters  off  Texas  and  Louisiana  in 1995, has successfully  bid  for  nine  additional  blocks  at  the April 1996 federal auction.

          Fuel  inventory  declined because of increased energy sales and as  a  result  of  winter  weather  conditions  which  affected  the transportation of coal to Tampa Electric s facilities.

          The  increase  in  other  deferred credits reflected the refund accrual  and revenue deferral at Tampa Electric related to the FPSC-

     approved regulatory plan.

          Taxes  accrued  increased  primarily  because  of the timing of federal income tax and property tax payments at Tampa Electric.

                                                                FORM 10-Q

                       PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

               At  the  Annual  Meeting of Shareholders held on April 17,

           1996,  the  shareholders  of  TECO  Energy,  Inc.  elected six directors and voted to approve the 1996 Equity Incentive Plan.

           The votes were as follows:

                          Votes Cast   Votes Cast                Broker
                              For        Against   Abstentions  Non-Votes
   Election of Directors

   DuBose Ausley           99,621,255   2,687,141
   James L. Ferman, Jr.   100,359,010   1,949,386
   Dennis R. Hendrix      100,529,197   1,779,199
   Robert L. Ryan         100,539,317   1,769,079
   William P. Sovey       100,456,573   1,851,823
   James O. Welch, Jr.    100,456,636   1,851,760

   1996 Equity
    Incentive Plan         85,140,964  14,998,382    2,169,049  8,690,954


Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.1  TECO Energy, Inc. 1996 Equity Incentive Plan.

     11.   Computation of earnings per common share.

     27.   Financial data schedule. (EDGAR filing only)

     (b)   Reports on Form 8-K

           The registrant filed a Current Report on Form 8-K dated January 4, 1996 reporting under Item 5. Other Events on a proposed agency action by the Florida Public Service Commission.

           The registrant filed a Current Report on Form 8-K dated February 13, 1996 reporting under Item 5. Other Events on the protest of Florida Public Service Commission s proposed agency action by the Office of Public Counsel and the Florida Industrial Power Users Group.

           The registrant filed a Current Report on Form 8-K dated March 25, 1996 reporting under Item 5. Other Events on the agreement between Tampa Electric, the Office of Public Counsel and the Florida Industrial Power Users Group on a multi-year base rate freeze, revenue deferral and refund plan for Tampa Electric.

                                                                FORM 10-Q

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                          TECO ENERGY, INC.
                                            (Registrant)















   Date:  May 14, 1996                 By:       /s/ A. D. Oak
                                                   A. D. Oak
                                       Senior Vice President - Finance,
                                         and Chief Financial Officer
                                        (Principal Accounting Officer)

                                                                FORM 10-Q

                            INDEX TO EXHIBITS

Exhibit No.    Description of Exhibits                            Page No.

   10.1        TECO Energy, Inc. 1996 Equity Incentive Plan            14

   11.         Computation of earnings per common share                20

   27.         Financial data schedule (EDGAR filing only)             --