Form 10-Q
period 1996-06-30
TECO ENERGY INC
filed 1996-08-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number 1-8180


                             TECO ENERGY, INC.
           (Exact name of registrant as specified in its charter)


           FLORIDA                                 59-2052286
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                 Identification No.)


702 North Franklin Street, Tampa, Florida             33602
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1996):

                Common Stock, $1 Par Value     117,244,327


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

          31, 1995 and to the notes on page 7 of this report.

                                                                  FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                              June 30,          Dec. 31,
                                               1996               1995
                                   Assets
Current assets
  Cash and cash equivalents                 $    9,751        $   10,259
  Short-term investments                        33,244            32,176
  Receivables, less allowance
    for uncollectibles                         173,278           163,536
  Inventories, at average cost
    Fuel                                        65,117            76,737
    Materials and supplies                      53,545            48,984
  Prepayments                                   11,128             9,574
                                               346,063           341,266
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,233,395         3,174,526
  Construction work in progress                529,843           479,586
  Other property                               848,249           836,411
                                             4,611,487         4,490,523
  Accumulated depreciation                  (1,685,702)       (1,616,231)
                                             2,925,785         2,874,292
Other assets
  Other investments                             85,131            86,277
  Deferred income taxes                         73,276            65,906
  Deferred charges and other assets            103,965           105,626
                                               262,372           257,809
                                            $3,534,220        $3,473,367

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $   48,721        $   31,327
  Notes payable                                421,730           361,340
  Accounts payable                             146,709           146,313
  Customer deposits                             52,713            51,273
  Interest accrued                              15,327            13,297
  Taxes accrued                                 15,208            11,731
                                               700,408           615,281
Deferred income taxes                          407,394           396,624
Investment tax credits                          58,804            61,347
Regulatory liability-tax related                40,175            47,558
Other deferred credits                         150,359           136,092
Long-term debt, less amount due
  within one year                              952,148           994,856
Preferred stock of Tampa Electric               19,960            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 117,223,044 in 1996 and
    116,731,681 in 1995                      1,278,607         1,240,887
  Unearned compensation                        (73,635)          (74,234)
                                            $3,534,220        $3,473,367


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands)


For the three months ended June 30,             1996              1995

Revenues                                      $361,475          $349,699

Expenses
  Operation                                    182,445           169,618
  Maintenance                                   23,944            25,859
  Depreciation                                  45,435            44,611
  Taxes, other than income                      29,009            28,876
                                               280,833           268,964

Income from operations                          80,642            80,735

Other income
  Allowance for other funds used
    during construction                          5,425             2,521
  Other income, net                                 81               266
  Preferred dividend requirements of
    Tampa Electric                                (435)             (892)
                                                 5,071             1,895

Income before interest and income taxes         85,713            82,630

Interest charges
  Interest expense                              23,459            22,732
  Allowance for borrowed funds used during
    construction                                (2,217)           (1,519)
                                                21,242            21,213
Income before provision for income taxes        64,471            61,417
Provision for income taxes                      16,168            15,037

Net income                                    $ 48,303          $ 46,380


Average shares outstanding                     117,126           116,395

Earnings per average common share
    outstanding                               $   0.41          $   0.40

Dividends per common share outstanding        $   0.28          $  0.265


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands)


For the six months ended June 30,               1996              1995

Revenues                                      $702,616          $668,833

Expenses
  Operation                                    359,515           325,039
  Maintenance                                   44,847            49,793
  Depreciation                                  90,398            89,208
  Taxes, other than income                      59,065            58,011
                                               553,825           522,051

Income from operations                         148,791           146,782

Other income
  Allowance for other funds used
    during construction                         10,444             4,320
  Other income, net                              1,491               458
  Preferred dividend requirements of
    Tampa Electric                              (1,327)           (1,784)
                                                10,608             2,994

Income before interest and income taxes        159,399           149,776

Interest charges
  Interest expense                              46,129            44,417
  Allowance for borrowed funds used during
    construction                                (4,268)           (2,603)
                                                41,861            41,814
Income before provision for income taxes       117,538           107,962
Provision for income taxes                      27,726            25,078

Net income                                    $ 89,812          $ 82,884


Average shares outstanding                     117,012           116,331

Earnings per average common share
    outstanding                               $   0.77          $   0.71

Dividends per common share outstanding        $  0.545          $ 0.5175


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


For the six months ended June 30,               1996               1995

Cash flows from operating activities
Net income                                    $ 89,812          $ 82,884
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                90,398            89,208
    Deferred income taxes                       (3,982)          (14,215)
    Investment tax credits, net                 (2,543)           (2,649)
    Allowance for funds used
      during construction                      (14,712)           (6,923)
    Amortization of unearned compensation        2,485             2,609
    Revenue reduction                           29,928            16,822
    Deferred recovery clause                     1,296           (13,205)
    Amortization of coal contract buyout         1,352               676
    Receivables, less allowance
      for uncollectibles                        (9,742)           (8,363)
    Inventories                                  7,059            13,609
    Taxes accrued                                3,477            34,012
    Interest accrued                             2,030            (2,681)
    Accounts payable                           (24,604)          (32,324)
    Other                                        8,236             6,471
                                               180,490           165,931
Cash flows from investing activities
  Capital expenditures                        (142,293)         (242,066)
  Allowance for funds used
    during construction                         14,712             6,923
  Investment in short-term investments          (1,068)           69,359
  Other non-current investments                  2,937            15,286
                                              (125,712)         (150,498)
Cash flows from financing activities
  Common stock                                   9,016             5,443
  Proceeds from long-term debt                   3,058               620
  Repayment of long-term debt                  (28,492)           (3,765)
  Net increase in short-term debt               60,390            32,455
  Redemption of preferred stock,
    including premium                          (35,496)               --
  Dividends                                    (63,762)          (60,178)
                                               (55,286)          (25,425)
Net decrease in cash and cash equivalents         (508)           (9,992)
Cash and cash equivalents
  at beginning of period                        10,259            35,797
Cash and cash equivalents at end of period    $  9,751          $ 25,805



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

                                                         millions
          Tampa Electric Company                             $179
          TECO Gas & Oil, Inc.                                 27
          TECO Transport & Trade Corporation                   30
          Other diversified businesses                          9
                                                             $245


B.        During  the  first  half  of 1996, Tampa Electric recognized $30-

     million of revenue deferrals and refunds pursuant to a multi-year base rate  freeze,  revenue  deferral and refund plan (the 1996 Plan) which the Florida Public Service Commission (FPSC) approved in a final order on May 20, 1996.  Tampa Electric deferred $17 million during the first six  months  last year in accordance with another plan (the 1995 Plan)

     approved by the FPSC for 1995.  A total of $81 million of revenues has been  recorded  on the balance sheet under the plans in 1995 and 1996,

     of  which  $56  million  is  included  in other deferred credits.  The remaining $25 million is classified in accounts payable to reflect the refund to customers beginning Oct. 1, 1996.



C.        On  April  29, 1996, Tampa Electric retired $35 million aggregate par  value  of  8.00%  Series  E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.

                                                                  FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended June 30, 1996:

          Net  income  of  $48.3  million in the second quarter of 1996 was

     $1.9  million or 4 percent higher than in 1995's second quarter due to higher  capitalized  financing  costs  (AFUDC)  at Tampa Electric, the operation of TECO Power Services  Alborada Power Station in Guatemala,

     higher volumes at TECO Transport & Trade and strong gas prices at TECO

     Coalbed Methane.

          Consolidated  operating  income  was unchanged from 1995's second quarter  as  improved  results at TECO Transport & Trade, TECO Coalbed

     Methane  and TECO Power Services were offset by lower operating income at TECO Coal and expenses related to the development of TECO Gas & Oil

     and  TeCom.    Second  quarter results in 1995 included a $1.3 million

     gain on the sale of an apartment complex by TECO Properties.

          The  following  table  identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                       Revenues
     (thousands of dollars)        1996        1995
     Tampa Electric              $272,418    $279,094
     Diversified companies       $140,787    $122,193

                                   Operating income
     (thousands of dollars)        1996        1995
     Tampa Electric              $ 59,771   $ 60,439
     Diversified companies*      $ 22,389   $ 22,322


     * Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non -conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements

                                                                  FORM 10-Q

     of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.


          Tampa Electric's second-quarter operating income of $59.8 million was 1 percent lower than in 1995 due to lower revenues.  Both the 1996 and  1995  results  were  net  of  $9-million  of revenue deferrals in accordance with FPSC-approved plans.

          Tampa Electric's revenues for the quarter decreased 2 percent due to  lower  fuel charges to the customer and the elimination of the oil backout  recovery  clause as part of the 1995 Plan.  In the absence of

     this   elimination,   the  oil  backout  recovery  clause  would  have

     contributed $3 million in revenues for the quarter.

          Retail  energy sales were essentially unchanged.  Energy sales in

     1996  were  favorably  impacted  by customer growth of 2 percent while warmer weather favorably affected energy sales in 1995.

          Tampa  Electric's total operating expenses for the second quarter were  3 percent lower than in 1995.  The decrease was primarily due to lower  fuel  expense  from  effective coal contract administration and

     lower   maintenance   expense  from  continued  cost  control  efforts

     throughout the company.

          Unconsolidated  operating  income  for  TECO Energy's diversified companies  was  slightly  higher  at  $22.4  million  on  revenues  of

     $140.8 million.

          TECO  Transport  &  Trade  increased operating income with higher volumes which more than offset higher fuel costs.

          TECO  Coal's  operating  income decreased due to higher deep mine production  costs  and lower volumes to Tampa Electric.  These results were  partially offset by increased third-party sales at the company s newer mines.

                                                                  FORM 10-Q

          Favorable   gas  prices  continued  to  contribute  to  increased

     operating income at TECO Coalbed Methane.

          The  Alborada  Power Station in Guatemala, which began commercial operation  in  the third quarter of 1995, provided improved results at

     TECO Power Services.

          Diversified results in 1996 also included expenses related to the continued  development  of  TECO  Gas & Oil and TeCom.  TECO Gas & Oil participates  through joint ventures in the exploration and production of  conventional  gas  and  oil  in  the shallow waters of the Gulf of

     Mexico.    TeCom  is  marketing  an  advanced  energy  management  and communications system for residential and commercial applications.

          Consolidated  interest  expense before the allowance for borrowed funds  used  during construction was up 3 percent due to higher levels of  short-term debt at Tampa Electric, interest accrued on the revenue deferrals  and  the  effect of the expiration of an interest rate swap agreement.

          Total  AFUDC  increased  in 1996 to $8 million from $4 million in

     1995 with additional investment in Tampa Electric s Polk Power Station which  is  scheduled for commercial operation in the fourth quarter of

     1996.

          The effective income tax rate for the second quarter was slightly higher, 24.9 percent compared to 24.1 percent for the same period last year  primarily  due  to  lower section 29 tax credits at TECO Coalbed

     Methane.

                                                                  FORM 10-Q

     Six months ended June 30, 1995:

          Net  income  of  $89.8  million  in  the  first  half of 1996 was

     $6.9  million  or  8  percent higher than in 1995's first half.  Tampa

     Electric contributed to net income with higher AFUDC, increased energy

     sales  and  lower  operating  expenses.    TECO  Power  Services, TECO

     Transport & Trade and TECO Coalbed Methane also had improved operating results.

          Consolidated  operating  income was up from 1995's first half due to strong performances by TECO Transport & Trade, TECO Coalbed Methane and TECO Power Services, partially offset by lower operating income at

     Tampa  Electric  and  TECO Coal.  The first half of 1996 also included expenses  related  to the development of TECO Gas & Oil and TeCom, and

     1995's  first half results included a $1.3 million gain on the sale of an apartment complex by TECO Properties.

          The  following  table  identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                       Revenues
     (thousands of dollars)        1996        1995
     Tampa Electric              $527,165    $532,890
     Diversified companies       $273,320    $236,796

                                   Operating income
     (thousands of dollars)        1996        1995
     Tampa Electric              $103,239   $106,319
     Diversified companies*      $ 49,400   $ 43,921


     * O perating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

                                                                  FORM 10-Q

          Tampa  Electric's  first-half  operating income of $103.2 million was  3  percent lower than in 1995.  The 1996 results were net of $30-

     million  of  revenue deferrals and refunds in accordance with the 1996

     Plan.    Operating  income  last year was net of a $17-million revenue deferral in accordance with the 1995 Plan.

          Tampa  Electric's  revenues in the first half decreased from 1995 because  the  1996  revenue deferrals and refunds were higher than the

     1995 revenue deferrals.  Increased base revenues from 4 percent higher retail  energy  sales reflecting favorable weather, customer growth of more  than  2  percent and a strong local economy were offset by lower fuel  charges  to  the customer and the elimination of the oil backout recovery  clause.  In the absence of this elimination, the oil backout clause  would  have  contributed  $6 million in revenues for the first half of 1996.

          Tampa  Electric's  total operating expenses for the first half of

     1996  were  essentially  unchanged from 1995.  Non-fuel operations and maintenance  expenses,  down  3  percent as a result of continued cost control efforts throughout the company, were offset by higher combined fuel and purchased power expenses from increased energy sales.

          Unconsolidated  operating  income  for  TECO Energy's diversified companies  increased  12  percent  to  $49.4  million  on  revenues of

     $273.3 million.

          At  TECO  Transport  &  Trade,  operating income increased due to higher  volumes,  more  than  offsetting  higher  fuel  prices and the effects of adverse winter weather.

          TECO  Coal  s continued growth in third-party revenues from newer mines  was  more  than  offset  by lower volumes to Tampa Electric and higher deep-mine production costs.

                                                                  FORM 10-Q

          Favorable  gas  prices increased TECO Coalbed Methane s operating income  over  1995,  despite  a  $4.4-million  pretax  gain from a gas contract termination settlement included in last year s results.

           TECO Properties  results declined primarily because 1995's first half  operating  income included a $1.3 million gain on the sale of an apartment complex.

          The  Alborada  Power Station in Guatemala, which began commercial operation  in  the third quarter of 1995, provided improved results at

     TECO Power Services.

          Diversified results in 1996 also included expenses related to the continued development of TECO Gas & Oil and TeCom.

          Consolidated  interest  expense before the allowance for borrowed funds used during construction was up 4 percent due to higher levels of short-term  debt  at  Tampa  Electric, interest accrued on the revenue deferrals  and refunds and the effect of the expiration of an interest rate swap agreement.

          Total  AFUDC  increased in 1996 to $15 million from $7 million in

     1995 with additional investment in Tampa Electric s Polk Power Station which  is  scheduled for commercial operation in the fourth quarter of

     1996.

                                                                  FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC  issued  a final order approving a multi-year base rate freeze, revenue deferral and refund plan on May 20, 1996.  The plan is set  forth  in an agreement among Tampa Electric, the Office of Public

     Counsel  and  the  Florida  Industrial  Power Users Group covering the years  1996  through 1998.  A more complete description of the plan is contained  in  TECO  Energy  s Annual Report on Form 10-K for the year ended Dec. 31, 1995.

          As  contemplated  by  the 1996 Plan, the FPSC hearings concerning the  regulatory  treatment  of  the investment and expenses associated with  Tampa Electric s Polk Power Station were held on July 17 and 18.

     The  FPSC staff recommendation on the issues is due September 19 and a

     FPSC decision is expected October 1.

          Fuel  inventory  declined  from  Dec.  31,  1995 due to increased energy  sales  at  Tampa  Electric  and  effective  management of coal contracts and inventory levels.

          The  increase  in  other deferred credits primarily reflected the revenue  deferrals at Tampa Electric related to the 1996 Plan and 1995

     Plan.

          Accounts  payable  as  of  June  30,  1996 includes a $25-million refund to Tampa Electric customers to be made over the 12-month period beginning Oct. 1, 1996 under the 1996 Plan and consists of $15 million from 1996's revenues and $10 million of revenues deferred in 1995.

          The  increase  in  notes payable was related to the Polk Unit One construction  program  as  well  as  funding  of the retirement of $25 million of long-term debt that matured at Tampa Electric.

                                                                  FORM 10-Q

          The  decrease  in  preferred  stock  reflected  Tampa  Electric s redemption  of  $35  million aggregate par value of preferred stock in

     1996. (See Note C on page 7)

                                                                  FORM 10-Q

                        PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

      10.1 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      10.2 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      10.3 Form of Restricted Stock Agreement between TECO Energy, Inc. and G.F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      11.   Computation of earnings per common share.

      27.   Financial data schedule. (EDGAR filing only)



       (b)  Reports on Form 8-K


            The registrant filed a Current Report on Form 8-K dated May 20, 1996 reporting under "Item 5. Other Events" on the FPSC order approving the agreement among Tampa Electric, the Office of Public Counsel and the Florida Industrial Power Users Group providing for a multi-year base rate freeze, revenue deferral and refund plan for Tampa Electric.

                                                                  FORM 10-Q

                                 SIGNATURES





     Pursuant  to  the requirements of the Securities Exchange Act of 1934,

the  registrant  has  duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                           TECO ENERGY, INC.

                                             (Registrant)









  Date:  August 13, 1996                By: /s/ A. D. Oak

                                              A. D. Oak

                                 Senior Vice President - Finance,

                                   and Chief Financial Officer

                                  (Principal Financial Officer)

                                                                  FORM 10-Q

                             INDEX TO EXHIBITS



Exhibit No.   Description of Exhibits                               Page No.

   10.1       Form of Nonstatutory Stock Option under the
              TECO Energy, Inc. 1996 Equity Incentive Plan             19

   10.2       Form of Restricted Stock Agreement between
              TECO Energy, Inc. and certain senior executives under
              the TECO Energy, Inc. 1996 Equity Incentive Plan         24

   10.3       Form of Restricted Stock Agreement between
              TECO Energy, Inc. and G.F. Anderson under the
              TECO Energy, Inc. 1996 Equity Incentive Plan             28

   11.        Computation of earnings per common share                 32

   27.        Financial data schedule (EDGAR filing only)              --