Form 10-Q
period 1996-09-30
TECO ENERGY INC
filed 1996-11-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996

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

                          Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1996):

                Common Stock, $1 Par Value     117,357,580


                                                                 FORM 10-Q

                     PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

          In  the  opinion  of  management,  the  unaudited consolidated financial  statements  include  all adjustments (none of which were  other  than  normal  or  recurring) necessary to present fairly  the results for the three-month and nine-month periods ended  Sept.  30,  1996 and 1995.  Reference should be made to the  explanatory  notes affecting the income and balance sheet accounts  contained  in  TECO  Energy, Inc.'s Annual Report on

          Form 10-K for the year ended Dec. 31, 1995 and to the notes on page 7 and 8 of this report.

                                                                 FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             Sept. 30,          Dec. 31,
                                               1996               1995
                                     Assets
Current assets
  Cash and cash equivalents                $    17,557        $   10,259
  Short-term investments                        33,728            32,176
  Receivables, less allowance
    for uncollectibles                         181,591           163,536
  Inventories, at average cost
    Fuel                                        52,441            76,737
    Materials and supplies                      54,124            48,984
  Prepayments                                    9,248             9,574
                                               348,689           341,266
Property, plant and equipment,
 at original cost
  Utility plant in service                   3,743,012         3,174,526
  Construction work in progress                 73,804           479,586
  Other property                               876,909           836,411
                                             4,693,725         4,490,523
  Accumulated depreciation                  (1,727,200)       (1,616,231)
                                             2,966,525         2,874,292
Other assets
  Other investments                             85,575            86,277
  Deferred income taxes                         76,321            65,906
  Deferred charges and other assets            107,182           105,626
                                               269,078           257,809
                                            $3,584,292        $3,473,367

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year        $   48,499        $   31,327
  Notes payable                                387,425           361,340
  Accounts payable                             149,878           146,313
  Customer deposits                             52,572            51,273
  Interest accrued                              26,549            13,297
  Taxes accrued                                 41,357            11,731
                                               706,280           615,281
Deferred income taxes                          410,045           396,624
Investment tax credits                          57,531            61,347
Regulatory liability-tax related                36,132            47,558
Other deferred credits                         161,477           136,092
Long-term debt, less amount due
  within one year                              950,835           994,856
Preferred stock of Tampa Electric               19,960            54,956
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 117,326,188 in 1996 and
    116,731,681 in 1995                      1,314,195         1,240,887
  Unearned compensation                        (72,163)          (74,234)
                                            $3,584,292        $3,473,367


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


For the three months ended Sept. 30,            1996              1995

Revenues                                      $400,842          $389,097

Expenses
  Operation                                    195,058           187,786
  Maintenance                                   24,829            24,563
  Depreciation                                  45,645            41,235
  Taxes, other than income                      28,945            28,445
                                               294,477           282,029

Income from operations                         106,365           107,068

Other income (expense)
  Allowance for other funds used
    during construction                          5,774             3,234
  Other income (expense), net                     (150)              (87)
  Preferred dividend requirements of
    Tampa Electric                                (220)             (892)
                                                 5,404             2,255

Income before interest and income taxes        111,769           109,323

Interest charges
  Interest expense                              23,510            22,318
  Allowance for borrowed funds used during
    construction                                (2,359)           (1,949)
                                                21,151            20,369
Income before provision for income taxes        90,618            88,954
Provision for income taxes                      25,273            25,707

Net income                                    $ 65,345          $ 63,247


Average shares outstanding                     117,278           116,517

Earnings per average common share
    outstanding                               $   0.56          $   0.55

Dividends per common share outstanding        $   0.28          $  0.265


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


For the nine months ended Sept. 30,            1996              1995

Revenues                                    $1,103,458        $1,057,930

Expenses
  Operation                                    554,573           512,825
  Maintenance                                   69,676            74,356
  Depreciation                                 136,043           130,443
  Taxes, other than income                      88,010            86,456
                                               848,302           804,080

Income from operations                         255,156           253,850

Other income (expense)
  Allowance for other funds used
    during construction                         16,218             7,554
  Other income, net                              1,341               371
  Preferred dividend requirements of
    Tampa Electric                              (1,547)           (2,676)
                                                16,012             5,249

Income before interest and income taxes        271,168           259,099

Interest charges
  Interest expense                              69,639            66,735
  Allowance for borrowed funds used during
    construction                                (6,627)           (4,552)
                                                63,012            62,183
Income before provision for income taxes       208,156           196,916
Provision for income taxes                      52,999            50,785

Net income                                  $  155,157        $  146,131


Average shares outstanding                     117,097           116,392

Earnings per average common share
    outstanding                             $     1.33        $     1.26

Dividends per common share outstanding      $    0.825        $   0.7825


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


For the nine months ended Sept. 30,             1996              1995

Cash flows from operating activities
Net income                                   $ 155,157         $ 146,131
  Adjustments to reconcile net income
      to net cash:
    Depreciation                               136,043           130,443
    Deferred income taxes                      (13,004)          (19,991)
    Investment tax credits, net                 (3,816)           (3,964)
    Allowance for funds used
      during construction                      (22,845)          (12,106)
    Amortization of unearned compensation        3,957             3,863
    Revenue deferral and refund                 38,100            30,962
    Deferred recovery clause                      (426)          (13,976)
    Amortization of coal contract buyout         2,028             1,352
    Receivables, less allowance
      for uncollectibles                       (18,055)          (25,960)
    Inventories                                 19,156            30,850
    Taxes accrued                               29,626            57,837
    Interest accrued                            13,252             7,452
    Accounts payable                           (21,435)          (21,901)
    Other                                       15,536            18,883
                                               333,274           329,875
Cash flows from investing activities
  Capital expenditures                        (228,722)         (326,950)
  Allowance for funds used
    during construction                         22,845            12,106
  Investment in short-term investments          (1,552)           68,854
  Other non-current investments                  3,086            18,763
                                              (204,343)         (227,227)
Cash flows from financing activities
  Common stock                                  11,400             7,758
  Proceeds from long-term debt                   3,058               620
  Repayment of long-term debt                  (30,089)           (5,052)
  Net increase (decrease) in short-term debt    26,085           (37,290)
  Redemption of preferred stock,
    including premium                          (35,496)               --
  Dividends                                    (96,591)          (91,046)
                                              (121,633)         (125,010)
Net increase (decrease) in cash
  and cash equivalents                           7,298           (22,362)
Cash and cash equivalents
  at beginning of period                        10,259            35,797
Cash and cash equivalents at end of period    $ 17,557          $ 13,435



The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                      NOTES TO FINANCIAL STATEMENTS


A.        TECO  Energy,  Inc.  and  its  subsidiaries  have made certain commitments in connection with their continuing capital expenditure program and estimate that capital expenditures, excluding allowance for  funds used during construction (AFUDC), during 1996 will be as follows:

                                                         millions
          Tampa Electric Company                             $182
          TECO Transport & Trade Corporation                   31
          TECO Gas & Oil, Inc.                                 20
          TECO Coal Corporation                                14
          Other diversified businesses                          5
                                                             $252


          In  September  1996,  TECO  Coal purchased the assets of Kyber

     Coal  Company  for  $8  million.    The  assets  include a lease on

     approximately  20  million tons of metallurgical quality coal along with one active contract deep mine.



B.        During  the   first   nine  months  of  1996,  Tampa  Electric

     recognized $38-million of revenue deferrals and refunds pursuant to a  multi-year  base  rate  freeze, revenue deferral and refund plan

     (the  1996 Plan) which the Florida Public Service Commission (FPSC)

     approved in a final order on May 20, 1996.  Tampa Electric deferred

     $31  million  during  the first nine months last year in accordance with another plan (the 1995 Plan) approved by the FPSC for 1995.  A more  complete  description  of  the  1995  Plan  and  1996 Plan is contained  in TECO Energy s Annual Report on Form 10-K for the year ended Dec. 31, 1995.

          A  total  of  $89  million of revenue has been recorded on the balance  sheet  under the 1995 and 1996 Plans, of which $64 million

                                                                 FORM 10-Q

     is  included  in other deferred credits.  The remaining $25 million is  classified  in  accounts  payable  to  reflect  the  refund  to customers which began Oct. 1, 1996.

                                                                 FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended Sept. 30, 1996:

          Net  income  of $65.3 million in the third quarter of 1996 was

     $2.1  million  or 3 percent higher than in 1995's third quarter due to  strong  gas  prices at TECO Coalbed Methane, higher capitalized financing costs (AFUDC) at Tampa Electric and the operation of TECO

     Power Services  Alborada Power Station in Guatemala.

          Consolidated  operating  income  was  slightly  lower  than in

     1995's  third quarter, which included a $2.6-million pretax gain on a  condemnation  sale  of  land  and  mineral  rights at TECO Coal.

     Improved  results  at  TECO Coalbed Methane and TECO Power Services were  more  than  offset by lower operating income at TECO Coal and

     TECO Transport & Trade.

          The following table identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                       Revenues
     (thousands of dollars)        1996        1995
     Tampa Electric              $311,113    $308,067
     Diversified companies       $144,633    $135,454

                                   Operating income
     (thousands of dollars)        1996        1995
     Tampa Electric              $ 82,471   $ 81,921
     Diversified companies*      $ 25,458   $ 26,765


     * Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain

                                                                 FORM 10-Q

     1995 amounts have been restated to conform with the current year presentation.


          Tampa   Electric's   third   quarter   operating   income   of

     $82.5  million  was  slightly higher than in 1995 because of higher revenues.  The 1996 and 1995 results were net of $8 million and $14 million  of  revenue  deferrals,  respectively,  in accordance with

     FPSC-approved plans.

          Tampa  Electric's revenues for the quarter increased 1 percent due  to  higher  energy  sales  and  the difference in the level of revenue deferrals.

          Retail  energy  sales increased 3 percent from 1995 because of

     2 percent customer growth and warmer weather.

          Tampa  Electric's  total  operating  expenses  for  the  third

     quarter  were  unchanged  from  1995.    Lower  fuel  expenses from

     effective  coal  contract  administration  were  offset  by  higher purchased  power  expenses  from  increased energy sales and higher depreciation.

          Unconsolidated  operating income for TECO Energy's diversified companies  decreased  5  percent  to  $25.5  million on revenues of

     $144.6 million.

          Compared  to  an  exceptionally  strong  quarter in 1995, TECO

     Transport  &  Trade  s operating results were down because of lower demand  in  the  river  business  and  higher expenses in the ocean shipping  business.  The transfer terminal had improved results due to higher prices for handling export coal.

          At  TECO  Coal,  lower  volume  to  Tampa  Electric and higher production  costs  at  the Gatliff mines more than offset increased sales  to outside customers from the Premier operations.  TECO Coal

                                                                 FORM 10-Q

     recorded a $1.1-million pretax charge in the quarter related to the closing of some underground mines at Gatliff.

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

          Consolidated  interest  expense   before  the  allowance   for

     borrowed  funds  used  during  construction was up 5 percent due to higher  levels  of short-term debt, interest accrued on the revenue deferrals and the effect of the expiration of an interest rate swap agreement.

          Total AFUDC increased in 1996 to $8 million from $5 million in

     1995  from the additional investment in Tampa Electric s Polk Power

     Station which was declared in service Sept. 30, 1996.

                                                                 FORM 10-Q

     Nine months ended Sept. 30, 1996:

          Net  income of $155.2 million in the first nine months of 1996 was  $9.0  million  or  6  percent higher than in 1995's nine-month period.  Tampa Electric contributed to net income with higher AFUDC

     and  increased  energy  sales.    TECO Power Services, TECO Coalbed

     Methane and TECO Transport & Trade also had improved results.

          Consolidated  operating  income  was  up  slightly from 1995's first  nine  months  due  to  strong  performances  by  TECO  Power

     Services,   TECO  Coalbed  Methane  and  TECO  Transport  &  Trade,

     partially  offset  by  lower operating income at Tampa Electric and

     TECO  Coal.    The first nine months of 1996 also included expenses

     related  to  the continued development of TECO Gas & Oil and TeCom,

     and  1995's  results included a $1.2-million gain on the sale of an apartment complex by TECO Properties.

          The following table identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                       Revenues
     (thousands of dollars)        1996        1995
     Tampa Electric              $838,278    $840,957
     Diversified companies       $417,953    $372,250

                                   Operating income
     (thousands of dollars)        1996        1995
     Tampa Electric              $185,711   $188,240
     Diversified companies*      $ 74,858   $ 69,961


     * Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1995 amounts have been restated to conform with the current year presentation.

                                                                 FORM 10-Q

          Tampa  Electric's  operating  income of $185.7 million for the nine  months  was  1  percent lower than in 1995.  The 1996 results were  net  of  $38  million  of  revenue  deferrals  and refunds in accordance  with the 1996 Plan.  Operating income last year was net of a $31-million revenue deferral in accordance with the 1995 Plan.

          Tampa  Electric's revenues in the first nine months decreased,

     despite  higher  retail energy sales, because of the elimination of the  oil  backout recovery clause pursuant to the 1995 Plan, higher revenue  deferrals  and  lower  fuel  charges to customers.  Retail energy  sales  increased  4  percent  reflecting favorable weather,

     customer growth of more than 2 percent and a strong local economy.

          Tampa  Electric's  total operating expenses for the first nine months  of 1996 were unchanged from 1995.  Lower fuel expenses from effective  coal  contract  administration  were  offset  by  higher purchased power and depreciation expense.

          Unconsolidated  operating income for TECO Energy's diversified companies  increased  7  percent  to  $74.9  million on revenues of

     $418.0 million.

          At  TECO  Transport  &  Trade, increased movements of coal and phosphate  by its ocean fleet, and strong demand and pricing in the river business contributed to improved operating results.

          Despite TECO Coal s increased coal sales to outside customers,

     operating  results  were  down because sales to Tampa Electric were lower,  production  costs were higher and 1995's results included a

     $2.6-million  gain from the sale of land and mineral rights under a condemnation settlement.

          At  TECO  Coalbed  Methane,  higher  natural gas prices caused operating  income to increase over 1995's results, which included a

                                                                 FORM 10-Q

     $4.4-million   pretax   gain   from   a  gas  contract  termination

     settlement.

          TECO  Power  Services   results improved from the new Alborada

     Power Station in Guatemala, which began commercial operation in the third quarter of 1995.

          Diversified  results  also  included  expenses  related to the continued development of TECO Gas & Oil and TeCom.

          Consolidated  interest   expense   before  the  allowance  for

     borrowed  funds  used  during  construction was up 4 percent due to higher  levels  of short-term debt, interest accrued on the revenue deferrals  and  refunds  and  the  effect  of  the expiration of an interest rate swap agreement.

          Total  AFUDC increased in 1996 to $23 million from $12 million in  1995  from  the  additional investment in Tampa Electric s Polk

     Power Station which was declared in service Sept. 30, 1996.

                                                                 FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC  issued a final order in May 1996 approving a multi-

     year  base rate freeze, revenue deferral and refund plan.  The plan was  set  forth in an agreement among Tampa Electric, the Office of

     Public  Counsel  (OPC) and the Florida Industrial Power Users Group

     (FIPUG)  covering  the  years  1996  through 1998.  A more complete description  of  the 1996 Plan is contained in TECO Energy s Annual

     Report on Form 10-K for the year ended Dec. 31, 1995.

          In  October  1996,  the FPSC issued a final order approving an agreement among Tampa Electric, OPC and FIPUG which resolved all of the pending regulatory issues related to a prudence review of Tampa

     Electric  s  new  Polk  Power Station.  This agreement provides for full  recovery of the capital costs not to exceed one percent above

     $506 million, and all operation and maintenance expenses associated with  the  Polk  Power Station.  The agreement extends through 1999 the  base  rate  freeze  approved in the 1996 Plan.  Customers will also benefit from a $25 million temporary base rate reduction to be reflected  as  a  credit  on  customer bills over a 15-month period beginning  Oct. 1, 1997.  This temporary rate reduction will offset refunds which might otherwise have been made in 1999 under the 1996

     Plan.    In  addition, customers will be refunded 60 percent of the revenues  generated  in 1999 which contribute to a return on equity between  12.00  percent  and  12.75  percent, and all 1999 revenues which contribute to a return on equity above 12.75 percent.

          Fuel  inventory  declined  from Dec. 31, 1995 due to increased

     energy   sales  at  Tampa  Electric  and  effective  management  of inventory levels.

                                                                 FORM 10-Q

          The increase in other deferred credits primarily reflected the revenue  deferrals  at  Tampa Electric related to the 1996 Plan and

     1995 Plan.

          Accounts  payable  as of Sept. 30, 1996 included a $25-million refund  to  Tampa  Electric  customers to be made over the 12-month period  beginning  Oct.  1,  1996 under the 1996 Plan.  This refund consists  of  $15  million  from 1996's revenues and $10 million of revenues deferred from 1995.

          The  decrease  in  preferred  stock reflected Tampa Electric s redemption of $35 million aggregate par value of preferred stock in

     April 1996.

                                                                 FORM 10-Q

                            PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

      11.   Computation of earnings per common share.

      27.   Financial data schedule. (EDGAR filing only)



       (b)  Reports on Form 8-K


            The registrant filed a Current Report on Form 8-K dated Sept. 25, 1996 reporting under "Item 5. Other Events" on the agreement among Tampa Electric Company, the Office of Public Counsel and the Florida Industrial Power Users Group to resolve all regulatory issues related to a prudence review of Tampa Electric Company s Polk Power Station, extend the current base rate freeze through 1999 and provide for a temporary reduction in base rates.

            The registrant filed a Current Report on Form 8-K dated Oct. 9, 1996 reporting under "Item 5. Other Events" on the Florida Public Service Commission s vote to approve the agreement among Tampa Electric Company, the Office of Public Counsel and the Florida Industrial Power Users Group which resolves all regulatory issues related to a prudence review of Tampa Electric Company s Polk Power Station, extends the current base rate freeze through 1999 and provides for a temporary reduction in base rates.

                                                                 FORM 10-Q

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TECO ENERGY, INC.
                                             (Registrant)






     Date:  November 13, 1996         By:   /s/ A. D. Oak
                                              A. D. Oak
                                      Senior Vice President - Finance
                                        and Chief Financial Officer
                                       (Principal Financial Officer)

                                                                 FORM 10-Q

                            INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                            Page No.

   11.        Computation of earnings per common share              20

   27.        Financial data schedule (EDGAR filing only)           --