Form 10-K
period 1996-12-31
TECO ENERGY INC
filed 1997-03-26
CIK 350563

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
  X     Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1996
                                  OR
        Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the transition period _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES     X        NO
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $2,866,541,608.

Number of shares of the registrant's common stock outstanding as of February 28, 1997 was 117,601,707.
                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.



                                PART I

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

     TECO Energy has eight directly owned subsidiaries:

          Tampa Electric, a Florida corporation and TECO Energy's largest subsidiary, is an electric utility that serves more than 513,000 retail customers in west central Florida with a net system generating capability of 3,650 megawatts (MWs).

          T E CO Diversified, Inc. (TECO Diversified), a Florida corporation formed in 1987, has four subsidiaries that conduct a substantial portion of the diversified activities of TECO Energy: TECO Coal Corporation (TECO Coal), TECO Coalbed Methane, Inc. (TECO Coalbed Methane), TECO Properties Corporation (TECO Properties) and TECO Transport & Trade Corporation (TECO Transport).

          TECO Power Services Corporation (TECO Power Services), a Florida corporation formed in 1987, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks other opportunities principally in the southeastern United States and Latin America to develop independent power and cogeneration projects.

          T E CO Investments, Inc. (TECO Investments), a Florida corporation formed in 1987, invests capital in short- and long-term securities and financial instruments. TECO Energy does not expect to expand this business.

          TECO Finance, Inc. (TECO Finance), a Florida corporation formed in 1987, is a source of debt capital primarily for the diversified activities of TECO Energy.

          TeCom Inc. (TeCom), a Florida corporation formed in 1994, is marketing advanced energy management, automation and control systems.

          TECO Oil & Gas, Inc. (TECO Oil & Gas), formerly named TECO Gas & Oil, Inc., a Florida corporation formed in 1995, is involved in the exploration and development of oil and gas in the shallow gulf waters off Texas and Louisiana, and on-shore in the Permian Basin area of west Texas.

     - B o sek, Gibson and Associates, Inc. (BGA), a Florida corporation acquired in 1996, provides engineering and energy services to customers primarily in Florida and California.

     For financial information regarding TECO Energy's significant business segments see Note J on pages 59 and 60.
     TECO  Energy  and its subsidiaries had 4,358 employees as of Dec.
31, 1996.

TAMPA ELECTRIC

     Tampa Electric was incorporated in Florida in 1899 and was reincorporated in 1949. Tampa Electric is a public utility operating within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in west central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the utility engages in wholesale sales to other utilities. Tampa Electric has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida and two electric generating stations located near Sebring, a city located in Highlands County in south central Florida.
     Tampa Electric had 2,798 employees as of Dec. 31, 1996, of which 1,142 were represented by the International Brotherhood of Electrical Workers (IBEW) and 292 by the Office and Professional Employees International Union.
     In 1996, approximately 48 percent of Tampa Electric's total operating revenue was derived from residential sales, 29 percent from commercial sales, 9 percent from industrial sales and 14 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(millions)                       1996        1995        1994
Residential                  $  539.7    $  523.3     $ 505.5
Commercial                      321.3       316.1       316.8
Industrial-Phosphate             59.6        61.7        58.3
Industrial-Other                 43.3        45.0        50.0
Other retail sales
  of electricity                 83.5        82.0        80.7
Sales for resale                 93.3        80.0        70.4
Deferred revenues               (34.2)      (50.8)         --
Other                             6.4        35.0        13.2
                             $1,112.9    $1,092.3    $1,094.9

     No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except for IMC-Agrico, a large phosphate producer representing four percent of Tampa Electric's 1996 operating revenues.
     In May 1996, IMC-Agrico issued a request for proposals (RFP) for electric power to serve load currently served by Tampa Electric and others. Tampa Electric has made load-retention proposals that it believes are competitively priced and attractive because of the flexibility offered. Tampa Electric continues to have discussions with IMC-Agrico. While it is unclear how this process will develop, the ultimate impact on Tampa Electric is not expected to be significant. See further discussion on page 23.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 7 and 8.
     TECO Transport, TECO Coal and TECO Power Services subsidiaries sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric and to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from Tampa Electric's customers. See Utility Regulation on pages 33 through 36. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference p r ogram, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight. See also TECO Power Services on pages 11 and 12.

Competition
     Tampa Electric s retail business is substantially free from direct competition with other electric utilities, municipalities and p u blic agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action could, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load. Tampa Electric does not expect the effect of such actions to have a significant affect on its operations. See the description of the IMC-Agrico request for proposals on page 23.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers, and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below. Tampa Electric s wholesale business is largely dependent on access to transmission systems owned by others and it has generally supported the regulatory efforts described below to implement open access to transmission. Tampa Electric is also continuing its efforts to reduce costs, again with the view of increasing its wholesale business in an increasingly competitive market.
     In April 1996 the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.
Retail Pricing

     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues equal to its cost of providing service, including a reasonable return on invested capital.
     The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. The costs intended to be covered by base rates include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 on pages 33 through 35.
     Fuel, conservation, certain environmental and certain purchased p o w e r costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.

Fuel

     About 98 percent of Tampa Electric's generation for 1996 was from its coal-fired units. About the same level is anticipated for 1997.
     Tampa Electric's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1996    1995    1994    1993    1992

Coal                    $ 2.01  $ 2.15  $ 2.22  $ 2.26  $ 2.23
Oil                     $ 3.68  $ 2.76  $ 2.49  $ 2.69  $ 2.76
Gas                         --      --      --  $ 3.52  $ 2.43
Composite               $ 2.05  $ 2.16  $ 2.22  $ 2.27  $ 2.24
Average cost per ton
 of coal burned         $46.71  $50.97  $53.39  $54.55  $53.65

     Tampa  Electric's  generating  stations  burn  fuels  as follows:
Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.
     Coal. Tampa Electric burned approximately 8.0 million tons of coal during 1996 and estimates that its coal consumption will be
7.9 million tons for 1997. During 1996, Tampa Electric purchased approximately 58 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 42 percent of its coal in the spot market or under intermediate-term purchase agreements. About 16 percent of Tampa Electric's 1996 coal requirements were supplied by TECO Coal. During December 1996, the average delivered cost of coal (including transportation) was $42.59 per ton, or $1.87 per million BTU. Tampa Electric expects to obtain approximately 60 percent of its c o al requirements in 1997 under long-term contracts with six suppliers, including TECO Coal, and the remaining 40 percent in the spot market. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. Tampa Electric estimates that about 12 percent of its 1997 coal requirements will be supplied by TECO Coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO Coal on pages 8 and 9 and TECO Transport on page 10.
     In 1996, about 64 percent of Tampa Electric's coal supply was deep-mined, approximately 33 percent was surface-mined and three percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric had supply agreements through Dec. 31, 1996 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 1997 are expected to be finalized in early 1997. The price for No. 2 fuel oil deliveries taken in December 1996 was $31.90 per barrel, or $5.50 per million BTU. The price for No. 6 fuel oil deliveries taken in December 1996 was $21.98 per barrel, or $3.48 per million BTU.

Franchises

     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021, including the agreement with the city of Tampa, which expires in August 2006. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     F r a nchise fees payable by Tampa Electric, which totaled $20.1 million in 1996, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2010 and March 2004, respectively.

Environmental Matters
     Tampa Electric's operations are subject to county, state and f e deral environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. T h e Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     Tampa Electric has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions. Tampa Electric has been identified as one of numerous potentially responsible parties (PRP) with respect to seven Superfund Sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Accordingly, Tampa Electric expects that its liability in connection with these sites will not be significant.
     Expenditures. During the five years ended Dec. 31, 1996, Tampa E l e c tric spent $159.3 million on capital additions to meet environmental requirements, including $102.7 million for the Polk Power Station project. Environmental expenditures are estimated at $6 million for 1997 and $8 million in total for 1998 through 2001. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act.

     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and using emission allowances.
     In 1995 Tampa Electric successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber. Also as part of its Phase I compliance plan, Tampa Electric has a long-term contract for the purchase of low-sulfur coal.
     Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards imposed by the Clean Air Act Amendments set for the year 2000. The options include potentially having to scrub additional capacity. The company is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. Tampa Electric is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions. These options include combustion modifications and retrofit control technology. While Tampa Electric s capital expenditure estimates for the 1997-2001 period, discussed on page 32, include $30 million for compliance with Phase II of the Clean Air Act Amendments, the actual level of required expenditures is uncertain at this time. The cost of compliance with Phase II is expected to have little impact on Tampa Electric's prices.
     In addition to recovering certain prudently incurred environmental costs through base rates, Tampa Electric may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure.

TECO DIVERSIFIED

     TECO Diversified owns all of the common stock of TECO Coal, TECO Coalbed Methane, TECO Properties and TECO Transport. It is a holding company that owns no operating assets. TECO Diversified and its subsidiaries had 1,349 employees as of Dec. 31, 1996.
TECO Coal

     TECO Coal, a Kentucky corporation, owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher) and Premier Elkhorn Coal Company (Premier). TECO Coal's subsidiaries own and/or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee.
     In 1996, TECO Coal subsidiaries sold 5.9 million tons of coal, with approximately 80 percent sold to third parties and 20 percent sold to Tampa Electric. Rich Mountain has no reserves; it mines coal reserves owned by Gatliff. About 62 percent of Gatliff's production and third-party purchases were sold to Tampa Electric. This specialty coal has low-ash fusion temperature and low-sulfur characteristics specifically suited for Tampa Electric's Gannon Station units. The majority of production from Clintwood and Premier is sold to third parties.
     Tampa Electric is reducing its coal purchases from TECO Coal as a result of its efforts to reduce costs and its successful fluxing of conventional steam coal from other sources. TECO Coal's objective is to more than offset the effects of this reduction by increasing the amount of coal sold to third parties, principally from the reserves being developed by Premier.
     Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia.
     The operations of underground mines, including all related surface facilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky and Tennessee mining laws that require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws. TECO Coal's subsidiaries are in compliance with the standards of the various enforcement agencies. It is unaware of any mining laws or regulations having a prospective effective date that would materially affect the market price of coal sold by its subsidiaries.
     TECO Coal's subsidiaries have not experienced difficulty in complying with federal, state and local air and water pollution standards in their mining operations. In 1996 approximately $1.6 m i llion was spent on environmental protection and reclamation programs. TECO Coal expects to spend about $1.5 million in 1997 on these programs.
     The coal mining operations are also subject to the Surface Mining Control and Reclamation Act of 1977 which places a charge of $.15 and $.35 on every net ton mined of underground and surface coal, respectively, to create a fund for reclaiming land and water adversely affected by past coal mining. Other provisions establish standards for the control of environmental effects and reclamation of surface coal mining and the surface effects of underground coal mining, and requirements for federal and state inspections.

TECO Coalbed Methane
     TECO Coalbed Methane, an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. TECO Coalbed Methane has invested $207 million as the principal investor in three ventures that control, in the aggregate, approximately 100,000 acres of lease holdings. At the end of 1996, TECO Coalbed Methane had interests in 749 wells that were operational and producing gas for sale. These wells are operated by Taurus Exploration, a unit of Energen Corporation, and, to a much lesser extent, by other third-party operators.
     A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit, a major economic factor, escalates with inflation and could be limited by domestic oil prices. In 1996, domestic oil prices would have had to exceed $46 per barrel for this limitation to have been effective.
     All production from these wells is committed for the life of the reserves based on spot prices which are tied to the price of on-shore Louisiana gas.
     TECO Coalbed Methane s operations are subject to federal, state and local regulations for air emissions and water and waste disposal. Its operations are in substantial compliance with all applicable environmental laws and regulations.

TECO Properties

     TECO Properties, a Florida corporation, has $35.7 million invested in six projects, by itself or as a limited partner, and in undeveloped land in the Tampa area. TECO Properties plans to continue a conservative investment approach.
TECO Transport

     TECO Transport, a Florida corporation, owns all of the common stock of four subsidiaries that transport, store and transfer coal and other dry bulk commodities. TECO Transport currently owns no operating assets.
     All of TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 1996, approximately 49 percent of TECO Transport's revenues were from third-party customers and 51 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going b a r ges is for domestic phosphate movements and domestic and international movements of other dry bulk commodities. Both the terminal and river transport operations handle a variety of dry bulk commodities for third-party customers.
     A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal and grain customers, and participation in the U.S. cargo preference program.
     Primary competitors of TECO Transport's barge subsidiaries, Gulfcoast Transit Company (Gulfcoast), which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi, Ohio and Illinois rivers, are other barge and shipping lines and railroads. There are a number of companies offering transportation services on the waterways served by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.
     Electro-Coal Transfer Corporation (Electro-Coal) operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and another land-based terminal located nearby.
     The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.
     The Interstate Commerce Act, as amended in December 1973, exempts from regulation water transportation of dry bulk commodities that were transported in bulk as of June 1, 1939. In 1996, all transportation services provided by TECO Transport's subsidiaries were within this exemption.
     TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 that authorize the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. Compliance with this Act has had no material effect on TECO Transport's capital expenditures, earnings or competitive position, and no such effect is anticipated. In 1996, TECO Transport spent $.7 million for environmental control. Environmental expenditures are estimated at $.7 million in 1997, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for expenses related to oil and bilge water disposal at its river-barge repair facility in Illinois.

TECO POWER SERVICES

     TECO Power Services, a Florida corporation, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks opportunities to develop other independent power and cogeneration projects. It had 53 employees as of Dec. 31, 1996.
     Hardee Power Partners Limited (Hardee Power), a Florida limited partnership whose general and limited partners are wholly owned subsidiaries of TECO Power Services, owns the Hardee Power Station, a 295-MW combined cycle electric generating facility located in Hardee

County, Florida, which began commercial operation on Jan. 1, 1993. Hardee Power has 20-year power supply agreements, for all of the capacity and energy of the Hardee Power Station, with Seminole E l e c tric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 11 electric distribution cooperatives, and with Tampa Electric. Under the Seminole Electric agreement, Hardee Power has agreed to supply Seminole Electric with an additional 145 MWs of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric, and at the option of Seminole Electric, to expand the Hardee Power Station's capacity by 145 MWs for the second 10 years of the contract. Tampa Electric also has the right under its agreement to require the expansion of the Hardee Power Station, subordinate to Seminole Electric's expansion option.
     The Hardee Power Station is fueled by natural gas or No. 2 fuel oil and has contracted for the supply and transportation of natural gas through June 30, 1997. It is currently in the process of obtaining a new contract for periods beyond that date. About 96 percent of the Hardee Power Station's generation for 1996 was from natural gas.
     Hardee Power's average fuel cost per million BTU has been as follows:

          Average cost
           per million BTU:       1996    1995    1994    1993
          Oil                   $ 4.61  $ 4.64  $ 3.68   $4.86
          Gas                   $ 3.60  $ 2.70  $ 2.02   $2.51
          Composite             $ 3.65  $ 2.71  $ 2.40   $2.74


     The price for natural gas deliveries taken in December 1996 was $5.08 per thousand cubic feet, or $4.84 per million BTU. The price for fuel oil deliveries taken in March 1996 was $25.55 per barrel, or $4.39 per million BTU. There were no fuel oil deliveries taken in 1996 subsequent to that date.
     Through its ownership and operation of a wholesale generating facility in the U.S., TECO Power Services is subject to regulation by the FERC in various respects. Depending upon the nature of the project, FERC may regulate, among other things, the rates, terms and conditions for the sale of electric capacity and energy.
     Like Tampa Electric, the U.S. operations of TECO Power Services are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.
     Tampa Centro Americana de Electricidad, Ltd. (TCAE), an entity 98.15-percent owned by TPS Guatemala One, Inc. (TPS Guatemala One), a subsidiary of TECO Power Services, has a U.S. dollar-denominated power sales agreement to provide 78 MWs of capacity to an electric utility in Guatemala for a 15-year period ending in 2010. The project (the Alborada Power Station) consists of two combustion turbines with a total cost of approximately $50 million. TECO Power Services has obtained political risk insurance from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. government, for currency inconvertibility, expropriation and political violence covering up to 90 percent of its equity investment and economic returns.
     TCAE began commercial operation of the Alborada Power Station on Sept. 14, 1995. The power sales agreement between TCAE and the power purchaser, Empresa Electrica de Guatemala, S.A. (EEGSA), provides for a capacity charge and operations and maintenance expense payments. The capacity charge is subject to adjustment due to output, heat rate and availability. EEGSA is responsible for providing the fuel for the plant with TECO Power Services providing assistance in fuel administration.
     EEGSA, a private distribution and generation company formed in 1894, serves more than 400,000 customers. Approximately 92 percent of this company is owned by the Guatemalan central government through the Ministry of Finance, with the remaining 8 percent owned by private Guatemalan investors. EEGSA s service territory includes Guatemala City.

     In January 1997, TECO Power Services secured $29 million of non-recourse financing for the Alborada Power Station from OPIC.
     In 1996, Central Generadora Electrica San Jose (CGESJ), an entity in which TECO Power Services has a 46 percent ownership interest, signed a U.S.-dollar denominated power sales agreement with EEGSA to provide 120 MWs of capacity for 15 years beginning in 1999. The project consists of a single unit pulverized coal baseload facility (San Jose Power Station) including port modifications to accommodate the importation of coal, as well as the construction of approximately 30 miles of transmission line to connect the San Jose Power Station to the Alborada substation. The total cost of the project approximates $175 million. At Dec. 31, 1996 46 percent of CGESJ was owned by another U.S. independent power producer (a subsidiary of The Coastal Corporation) and 8 percent was owned by the same Guatemalan business group that TECO Power Services partnered with for the Alborada Power Station project. The U.S. partners have obtained a commitment for political risk insurance from OPIC for inconvertibility, expropriation and political violence covering up to 90 percent of the equity investment and economic returns.

TECO INVESTMENTS

     T E CO Investments' assets consist of short- and long-term financial investments. The portfolio includes a continuing investment in leveraged leases of $63 million. At Dec. 31, 1996, the net leveraged lease investment had essentially a zero balance. TECO Energy does not expect to expand this business.

TECO FINANCE

     TECO Finance raises short- and long-term debt capital primarily for the diversified activities of TECO Energy. It has its own credit ratings, based on a guarantee by TECO Energy. TECO Finance owns no operating assets.

TECO OIL & GAS
     TECO Oil & Gas was formed in 1995 to enter into joint ventures with several partners to explore for oil and gas in the shallow gulf waters off Texas and Louisiana. The joint ventures have successfully bid for a number of offshore lease blocks at federal auctions and have negotiated drilling rights on other blocks. Making extensive use of 3-D seismic imaging technology, the joint ventures successfully completed six of the nine exploratory wells drilled as of Dec. 31, 1996. Three wells began producing in 1996, but one has since been abandoned. In early 1997, the other three successful exploratory wells b e g a n producing and two additional wells were drilled, one successfully. TECO Oil & Gas s share of 1996 production was two Bcf. The company expects to invest $25 to $30 million per year for the next few years for exploration and production. Sales of gas are at spot prices.
     In 1997, TECO Oil & Gas began an on-shore exploration program in the Permian Basin area of west Texas using 3-D seismic imaging technology. In this venture, TECO Oil & Gas will hold a 65-percent working interest and be the operator.
TeCom

     TeCom, formed in 1994, is marketing advanced energy management, a u tomation and control systems for residential and commercial applications, called the InterLane system. TeCom had 31 employees as
o f Dec. 31, 1996. Several utilities are engaged in projects demonstrating and testing the InterLane product.

     Because of a continued high level of product enhancement activity, TeCom capitalized $4.9 million pretax of product development costs in 1996. The product development costs capitalized in 1996 and those to be capitalized in 1997 are expected to be amortized starting in 1998 when TeCom anticipates its products will be available for general distribution.
Bosek, Gibson and Associates

     I n November 1996 TECO Energy acquired Bosek, Gibson and Associates, Inc. (BGA), an engineering energy services company, for about $3 million in common stock in a merger accounted for as a purchase transaction. BGA, headquartered in Tampa, has seven offices in Florida and two in California, and had 93 employees as of Dec. 31, 1996.
     It provides design, engineering and construction services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.

Merger of TECO Energy and Lykes Energy, Inc.

     In November 1996, TECO Energy announced an agreement with Lykes Energy, Inc. (Lykes Energy) to merge that company into TECO Energy in a tax-free, stock-for-stock transaction with an equity value of $300 million. The number of TECO Energy shares to be issued will depend on the average market price during a specified period prior to the closing, subject to a collar. Based on TECO Energy s common stock closing price of $24.375 on Feb. 28, 1997, approximately 12.3 million shares would be issued, representing about a 10 percent increase in shares outstanding.
     This merger, to be accounted for as a pooling of interests, was approved by both companies boards of directors and in December by the Lykes Energy shareholders. Approval by TECO Energy s shareholders is not required.
     The  principal  subsidiary  of Lykes Energy is Peoples Gas System
(PGS), a regulated retail natural gas distributor in Florida. PGS is Florida s largest natural gas distribution company with retail operations in all of the state s major metropolitan communities and over 200,000 customers. It recorded annual sales of 86 Bcf of natural gas in fiscal 1996. It will be merged into Tampa Electric but will be operated as a separate business unit.
     Also continuing operations as separate businesses will be Peoples Gas Company, a propane business, and another unit involved in natural gas marketing.
     TECO Energy expects some cost savings and efficiencies as a result of the merger. Savings are mainly expected to be derived from the elimination of duplicative overhead and administrative activities, improved operating efficiencies and lower interest costs. In addition, TECO Energy expects to benefit from expanding energy demand in areas already served by these businesses and from opportunities to secure new customers in other areas.
     The merger is subject to certain closing conditions with closing expected by mid-year 1997.
     Item 2.                  PROPERTIES.

     TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

     At Dec. 31, 1996, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,650 MWs, including Big Bend (1,745-MW capability from four coal units), Gannon (1,205-MW capability from six coal units), Hookers Point (212-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit
(IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (204 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     T a m pa Electric owns 180 substations having an aggregate transformer capacity of 16,235,857 KVA. The transmission system c o n s ists of approximately 1,208 pole miles of high voltage transmission lines, and the distribution system consists of 6,866 pole miles of overhead lines and 2,538 trench miles of underground lines. As of Dec. 31, 1996, there were 513,117 meters in service. All of this property is located in Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the m a i ntenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for its office building in downtown Tampa that serves as headquarters for TECO Energy, Tampa Electric and certain other TECO Energy subsidiaries.
TECO COAL

     TECO Coal, through its subsidiaries, controls over 100,000 acres of coal reserves and mining property in Kentucky and Tennessee.
     Pike-Letcher controls in excess of 43,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 110 million tons.
     Premier owns and operates a preparation plant and unit-train loadout facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves which are leased from Pike-Letcher. Premier does not own any coal reserves.
     Clintwood has 25,000 acres of coal reserves held under long-term leases in Pike County, Kentucky. These properties contain estimated proven and probable reserves of 30 million tons. Clintwood owns and operates a rail tipple and a coal preparation plant near the mines.
     Gatliff has 65,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,300 acres in fee and leases 55,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves of 15 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines. In 1996, TECO Coal closed certain of its older Gatliff mines.
     Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves.

TECO COALBED METHANE

     TECO Coalbed Methane's interest in proven gas reserves at Dec. 31, 1996 was independently estimated to be 190.5 billion cubic feet for 657 wells.
     TECO  Coalbed  Methane's  share  of  gas  production for 1996 was
19.8 billion cubic feet.
TECO TRANSPORT

     Electro-Coal's storage and transfer terminal is on a 1,070-acre site fronting on the Mississippi River, approximately 40 miles south of New Orleans. Electro-Coal owns 342 of these acres in fee, with the remainder held under long-term leases.
     Mid-South operates a fleet of 15 towboats and 578 river barges, nearly all of which it owns, on the Mississippi, Ohio and Illinois rivers. Mid-South owns 15 acres of land fronting on the Ohio River at Metropolis, Illinois on which its operating offices, warehouse and repair facilities are located. Fleeting and repair services for its barges and those of other barge lines are performed at this location and on the upper Mississippi River near the mouth of the Kaskaskia River.
     At Dec. 31, 1996, Gulfcoast owned and operated a fleet of 11 ocean-going tug/barge units and a 30,000 ton ocean-going ship, with a combined cargo capacity of over 372,000 tons. An additional tug/barge unit was chartered in early 1997.
TECO POWER SERVICES

     Hardee Power has a 22-year lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida on which the Hardee Power Station is located.
     In addition, a TECO Power Services' subsidiary had a 98.15-percent ownership interest in a project entity, TCAE, which owns 7 acres in Guatemala on which the Alborada Power Station is located. TECO OIL & GAS

     TECO Oil & Gas had 37 federal off-shore leases at Dec. 31, 1996 and, in early 1997, was the successful bidder for five additional off-shore leases. It has six successful off-shore wells. Net proven reserves at Dec. 31, 1996 were 11.0 billion cubic feet from two wells.

TeCom

     In 1996, TeCom was issued its first patent covering the system design concept for the InterLane products; other patent applications are pending.

Item 3.   LEGAL PROCEEDINGS.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1996 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:

                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years

Timothy L. Guzzle     60           Chairman  of  the  Board and Chief
                                   Executive  Officer,  July  1994 to
                                   date;  and prior thereto, Chairman
                                   of  the Board, President and Chief
                                   Executive Officer.


Girard F. Anderson    65           President  and  Chief  Operating
                                   Officer,  July  1994  to date; and
                                   prior  thereto,  Executive  Vice
                                   President-Utility  Operations  and
                                   P r esident  and  Chief  Operating
                                   Officer of Tampa Electric Company.


Keith S. Surgenor     49           President  and  Chief  Operating
                                   Officer of Tampa Electric Company,
                                   July 1995 to date; Vice President-
                                   Human Resources, and President and
                                   Chief  Operating  Officer of Tampa
                                   Electric  Company,  July  1994  to
                                   July 1995; and prior thereto, Vice
                                   President-Human Resources.

Roger  H. Kessel      60           Senior   Vice   President-General
                                   Counsel  and Secretary, April 1995
                                   to  date;  and prior thereto, Vice
                                   President-General    Counsel   and
                                   Secretary.

Alan D. Oak           50           Senior  Vice President-Finance and
                                   Chief   Financial  Officer,  April
                                   1995  to  date; and prior thereto,
                                   Senior   Vice   President-Finance,
                                   T r easurer  and  Chief  Financial
                                   Officer.

Roger  A. Dunn        54           Vice  President-Human  Resources,
                                   July   1995  to  date;  and  prior
                                   thereto,  Senior  Vice  President-
                                   H u man  Resources  and  Corporate
                                   Affairs  of LTV Corporation (steel
                                   manufacturer), Cleveland, Ohio.
__________________________

     There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of t h e Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 16, 1997, and until his successor is elected and qualified.

                               PART  II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.

     The following table shows the composite high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                    1st       2nd       3rd       4th
     1996
     High           $27       $25 1/4   $25 1/4   $25 3/8
     Low            $23 3/4   $23       $23       $23 1/4
     Close          $24 7/8   $25 1/4   $23 3/4   $24 1/8
     Dividend       $.265     $.28      $.28      $.28

     1995
     High           $22 1/8   $22 3/4   $23 1/2   $25 3/4
     Low            $20       $20 1/2   $21 1/4   $23 1/8
     Close          $21       $22       $23 1/2   $25 5/8
     Dividend       $.2525    $.265     $.265     $.265

___________________

     The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 28, 1997 was 30,047.

     TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's Restated Articles of Incorporation and certain of the supplemental indentures relating to different series of its First Mortgage Bonds contain restrictions as to the payment of dividends on the common stock of Tampa Electric and as to the purchase or retirement of capital stock of Tampa Electric. Substantially all of Tampa Electric's retained earnings were available for dividends throughout 1996.

Recent Sales of Unregistered Securities

     On Nov. 27, 1996, TECO Energy issued 119,231 shares of its common stock (the Shares) in connection with its acquisition of Bosek, Gibson and Associates, Inc. (BGA) pursuant to the Agreement and Plan of Merger dated as of Nov. 27, 1996 (the Merger Agreement) among TECO Energy, a wholly owned subsidiary of TECO Energy, BGA and the shareholders of BGA. Under the Merger Agreement, TECO Energy s wholly owned subsidiary merged into BGA and as a result all of the outstanding capital stock of BGA was exchanged for the Shares. The BGA stock was held by eleven individuals, each of whom was active in the business of BGA.
     The Shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided in
Section 4(2) thereof. Reliance upon this exemption was based upon the nature of the transaction, the number of shareholders of BGA, their relationship to BGA and investment representations made by each.

Item 6.   SELECTED FINANCIAL DATA.(6)

Year ended Dec. 31,       1996      1995        1994       1993       1992

Revenues(1)(2)        $1,473.0  $1,392.3   $ 1,350.9    $1,283.9  $ 1,183.2
Income before
 cumulative effect  of change in
 accounting
 principle(1)         $  200.7  $  186.1   $  153.2(5)  $  150.3  $  149.0
Cumulative effect
 of change in
 accounting
 principle(1)               --        --         --         11.2        --
Net income(1)         $  200.7  $  186.1   $  153.2(5)  $  161.5  $  149.0

Earnings per averageshare outstanding:
 Before cumulative
  effect of change
  in accounting
  principle(3)        $   1.71  $   1.60   $   1.32(5)  $   1.30  $   1.30
 Cumulative effect
  of change in
  accounting
  principle(3)              --        --           --        .10       --
Earnings per average
  common share
  outstanding(3)      $   1.71  $   1.60   $   1.32(5)  $   1.40  $   1.30
Common dividends
 paid per share(3)    $  1.105  $ 1.0475   $  .9975     $  .9475  $  .8975

Total assets (1)(4)   $3,560.7  $3,473.4   $3,312.2     $3,123.3  $3,020.6
Long-term debt(1)(4)  $  996.3  $  994.9   $1,023.9     $1,038.8  $1,044.9
_________________
(1)  Millions of dollars.
(2) Amounts shown in 1996 and 1995 are after deferred revenues of $34.2 million and $50.8 million, respectively, in accordance with the FPSC-approved plans described in the Utility Regulation section on pages 33 through 35.
(3)  Restated to reflect a two-for-one stock split on Aug. 30, 1993.
(4) The total asset and long-term debt balances for 1993 and 1992 have been restated to reflect the current year presentation.
(5) Includes the effect of a corporate restructuring charge which reduced net income by $15 million and earnings per share by $.13. See Note H on page 57.
(6) See the discussion of the pending merger between TECO Energy and Lykes Energy, Inc. on pages 30 and 31.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management s Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

EARNINGS SUMMARY

     TECO Energy achieved earnings of $1.71 per share in 1996 compared to $1.60 in 1995, a 6.9 percent increase. These 1996 results were achieved after the deferral of $34.2 million of revenues at Tampa
Electric under agreements approved by the Florida Public Service Commission (FPSC) described in the Utility Regulation section. Results in 1995 reflect the deferral of $50.8 million of revenues at Tampa Electric under the 1995 agreement approved by the FPSC described in the Utility Regulation section. Earnings in 1994 were $1.32 after a 13-cent charge for corporate restructuring which included a reduction in staffing levels and other cost reductions, primarily at Tampa Electric.
     Earnings growth in 1996 and 1995 was driven by strong performance at the diversified companies as well as continued growth in energy sales, lower operations and maintenance expenses, and higher levels of capitalized financing costs (AFUDC), primarily associated with the investment in the Polk Power Station at Tampa Electric.

     Earnings Per Share           1996  Change     1995  Change    1994
     Earnings per share         $ 1.71    6.9%   $ 1.60   21.2%  $ 1.32
     Restructuring charge          -       -        -       -       .13
     Earnings per share before
       restructuring charge     $ 1.71    6.9%   $ 1.60   10.3%  $ 1.45(1)

     Earnings per share:
       Tampa Electric           $ 1.19    6.3%   $ 1.12    8.7%  $ 1.03(1)
       Diversified companies
          and other                .52    8.3%      .48   14.3%     .42(1)
     Total earnings per share   $ 1.71    6.9%   $ 1.60   10.3%  $ 1.45(1)

     Net Income                 $200.7    7.8%   $186.1   21.5%  $153.2
     Net income before
       restructuring charge
       (millions)               $200.7    7.8%   $186.1   10.4%  $168.6(1)
     Average common
       shares outstanding
       (millions)                117.2     .6%    116.5     .5%   115.9
     Return on average
      common equity              15.6%            15.5%           14.8%(1)

     (1) Excludes the effect of the corporate restructuring charge.

OPERATING RESULTS

TECO Energy's Operating Results
     Operating income growth in 1996 reflected strong performance by the diversified companies, particularly TECO Coalbed Methane and TECO Power Services, and continued growth at Tampa Electric. Consolidated operating income rose in 1996 despite the deferral of $34.2 million of revenues at Tampa Electric under agreements approved by the FPSC described in the Utility Regulation section. Higher consolidated operating income in 1995 was the result of the strong performance of the diversified companies, particularly TECO Transport & Trade, and growth at Tampa Electric. The improved 1995 results were achieved even after the deferral of $50.8 million of revenues at Tampa Electric under the agreement approved by the FPSC described in the Utility Regulation section.
     The following table identifies the unconsolidated revenues and operating income of the significant operating groups.
Contributions by operating group (unconsolidated)

Revenues             1996     Change      1995     Change     1994
(millions)
Tampa Electric    $1,112.9(1)   1.9%   $1,092.3(1)   -.2%  $1,094.9
Diversified
  companies       $  562.5     11.2%   $  505.7      7.4%  $  470.9
Operating income
 (millions)
Tampa Electric    $  244.0      6.3%   $  229.5      1.6%  $  225.8(3)
Diversified(2)
 companies        $  106.5     12.5%   $   94.7     33.2%  $   71.1(3)

(1) 1996 and 1995 Tampa Electric revenues were net of $34.2 and $50.8 million of revenues, respectively, deferred under agreements described in the Utility Regulation section.
(2) Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the n o n -conventional fuels tax credit related to coalbed methane production and interest expense on the non-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1995 amounts have been restated to conform to current year presentation.
(3) Excludes the effects of a 1994 corporate restructuring which reduced operating income $ 21.3 million at Tampa Electric and $2.5 million at the diversified companies.

Tampa Electric's Operating Results

 Tampa Electric's 1996 operating income increased more than six percent after the deferral of $34.2 million of revenues under the agreements described in the Utility Regulation section. Two-percent customer growth and colder than normal weather early in the year contributed to five percent higher total energy sales. Non-fuel operations and maintenance expenses were one percent below 1995 levels, despite a full quarter of operations of the Polk Power Station, reflecting the continued focus on aggressive cost management throughout the company. Tampa Electric s operating income also increased because of the inclusion of the Polk Power Station in rate base for earnings purposes upon commencement of commercial operation late in the third quarter.

   In 1996 Tampa Electric successfully completed the construction of the 250-megawatt, state-of-the-art, clean-coal technology Polk Power Station. The addition of this facility will cause an increase in Tampa Electric s 1997 operating expenses. However, during the first two years of operations the U. S. Department of Energy (DOE) will provide funding that will offset a portion of the non-fuel operations and maintenance expenses associated with the facility. Agreements approved by the FPSC allowing full recovery of capital costs and operations and maintenance expenses associated with the plant described in the Utility Regulation section, are in place.
   Tampa Electric's 1995 operating income increased two percent over 1994 s. Higher base revenues from retail customer growth, favorable weather and an improved economy together with lower operating expenses contributed to the improved results after the deferral of $50.8 million of revenues.

Tampa Electric Results     1996   Change     1995    Change     1994
(millions)
Revenues               $1,112.9(1)  1.9%  $1,092.3(1)  -.2% $1,094.9
Operating expenses        868.9      .7%     862.8    -3.1%    890.4

Operating income          244.0     6.3%     229.5    12.2%    204.5

Restructuring charge
(included in operating
  expenses above)            --       --        --       --     21.3
Operating income before
restructuring charge   $  244.0     6.3%  $  229.5     1.6% $  225.8

(1) 1996 and 1995 Tampa Electric revenues are net of $34.2 million and $50.8 million, respectively, of revenues deferred under agreements as described in the Utility Regulation section.

Tampa Electric's Operating Revenues
   Tampa Electric s 1996 revenues increased almost two percent to $1.1 billion, after the deferral of $34.2 million of revenues, reflecting customer growth of more than two percent and increased retail energy usage. Tampa Electric's 1995 revenues decreased slightly as the deferral of $50.8 million of revenues offset increased energy sales.
   The economy in Tampa Electric's service area continued to grow in 1996 due to increased employment from corporate relocations and expansions. Combined residential and commercial energy sales grew by more than three percent in 1996. Non-phosphate industrial sales declined in 1996 due to the closure of a brewery at the end of 1995.
   Sales to the phosphate industry decreased in 1996 reflecting the closure of some depleted phosphate mines and reduced production at several processing plants. Energy sales to the phosphate industry are expected to increase in 1997 over 1996 levels from increased production to meet continued strong domestic and international demand for phosphate products. After 1997 sales are expected to decline slowly as mining activity migrates out of Tampa Electric's service area. In 1996 sales to the phosphate customer group represented about five percent of total operating revenues.

   In May IMC-Agrico, a large phosphate producer representing four percent of 1996 revenues, issued a request for proposals (RFP) for electric power to serve load currently served by Tampa Electric and others. Some portions of the services identified in the RFP are not permitted under current Florida laws and utility regulation. Tampa Electric has made load-retention proposals that it believes to be competitively priced and attractive because of the flexibility offered, and continues to have discussions with IMC-Agrico. While it is unclear how this process will develop, the ultimate impact on Tampa Electric is not expected to be material. For a general description of competition see the Utility Competition section.
   Tampa Electric s and independent forecasts indicate that in 1997 the Tampa Electric service area economy is expected to grow moderately at rates higher than the country as a whole. The local economy continues to benefit from a good labor market, available land, good access through airport and port facilities and aggressive economic development activities by the communities served by Tampa Electric.
   Based on the expected continued growth of the local economy with both population and business activity increases, Tampa Electric projects retail energy sales growth of more than two percent annually for the next five years. This forecast includes combined energy sales growth in the residential and commercial sectors of almost three percent annually as the Tampa Electric service area economy becomes more service oriented. Growth in energy sales to non-phosphate industrial customers is expected in 1997 after the 1996 decline.
   Non-fuel revenues from sales to other utilities were $36 million in 1996, $34 million in 1995 and $33 million in 1994. Energy sold to other utilities increased in 1996 due to weather-related demand and lower Tampa Electric fuel costs. A shift from broker system economy sales to longer-term, higher-margin wholesale power sales resulted in a seven percent increase in revenues in 1996. In 1995 energy sold to
o t h e r utilities increased because of higher generating unit availability and lower fuel costs at Tampa Electric.
   Signing additional longer-term wholesale power sales agreements remains a priority at Tampa Electric, where in recent years 11 bulk power sales contracts of varying size and duration have been added. Competitive pricing of coal-fired generation has allowed Tampa Electric to market available capacity successfully.

Tampa Electric Megawatt-Hour Sales:
                              1996    Change     1995  Change    1994
    (thousands)
  Residential                 6,607     4.0%    6,352    6.8%   5,947
  Commercial                  4,815     2.2%    4,710    2.8%   4,583
  Industrial                  2,304    -2.4%    2,362    3.7%   2,278
  Other                       1,203     2.3%    1,176    4.6%   1,124
    Total retail             14,929     2.3%   14,600    4.8%  13,932
  Sales for resale            3,241    19.8%    2,706   28.7%   2,102
    Total energy sold        18,170     5.0%   17,306    7.9%  16,034

  Retail customers            506.0     2.2%    495.2    2.0%   485.7
  (average)

Tampa Electric's Operating Expenses
 Effective cost management and improved efficiency continue to be principal objectives at Tampa Electric. Non-fuel operations and maintenance expenses declined in 1996 from the continuing focus on managing costs in all areas of the company and the restructuring actions taken in 1994.
    Operating Expenses:
                               1996   Change     1995  Change   1994
(millions)
Other operating expenses     $164.1      .5%   $163.3   -4.8%  $171.6
Maintenance                    65.5    -5.9%     69.6   -4.5%    72.9
Depreciation                  120.2     6.1%    113.3   -1.6%   115.1
Taxes, other than income       87.0    -1.0%     87.9    1.3%    86.8
 Operating expenses           436.8      .6%    434.1   -2.8%   446.4

Restructuring charge            -        -        -.      -      21.3
Fuel                          383.1     -.3%    384.3   -1.3%   389.3
Purchased power                49.0    10.4%     44.4   32.9%    33.4
  Total fuel cost             432.1      .8%    428.7    1.4%   422.7

Total operating expenses     $868.9      .7%   $862.8   -3.1%  $890.4

   A g g ressive cost management reduced non-fuel operations and maintenance expenses more than one percent in 1996, despite the additional expenses related to the operation of the Polk Power Station. In 1995 non-fuel operations and maintenance expenses declined almost five percent from 1994 levels before the restructuring charge. The $11.6-million reduction in 1995 was primarily from lower payroll and employee-related expenses as a result of 217 fewer positions than in 1994.
   In both 1996 and 1995 Tampa Electric achieved lower costs from equipment redesign and enhancements, work redesign efforts including the streamlining of maintenance programs, the sharing of manpower r e sources in power generation facilities and the use of new technologies throughout the company.
   In 1996 the savings realized from these efforts more than offset increased operations and maintenance expenses from the Polk Power
Station. Over the next several years, non-fuel operations and maintenance expenses are expected to remain at 1996 levels.
   During the first two years of operations, when specified domestic coals will be evaluated for use in the gasifier, Tampa Electric will receive up to a total of $20 million from DOE for operations and maintenance expenses of the Polk Power Station. Based on current forecasts this funding is expected to offset a significant portion of the non-fuel operating costs of the new plant during this period.
   Total operating expenses in 1994 included the $21.3 million restructuring charge discussed in the Earnings Summary section and the first annual $4.0-million charge to a transmission and distribution property storm-damage reserve in accordance with regulatory directives described in the Utility Regulation section.
   Depreciation expense increased $6.9 million in 1996 from normal plant additions and the completion of the Polk Power Station. Depreciation expense in 1995 decreased as certain shorter-lived assets were fully amortized. This decrease more than offset the impact of normal additions to plant and equipment. Tampa Electric s efforts to reduce capital investment in recent years have limited additions to all asset classes. Depreciation expense is projected to increase again in 1997 as a result of a full year of depreciation of the Polk Power Station.
   Changes in taxes other than those on income reflected increased state gross receipts taxes and franchise fees associated with higher energy sales, changes in property values and decreases in payroll related taxes as a result of the 1994 restructuring. Taxes other than those on income are expected to increase in 1997 as a result of the property taxes associated with the Polk Power Station.
   Total system fuel cost in 1996 was less than one percent higher than in 1995 despite a five-percent increase in total energy sales. The success in controlling fuel cost is a result of Tampa Electric's use of lower-priced coals and the mix in operating generating units. Average coal costs, on a cents-per-million BTU basis, declined more than six percent in 1996 after a three-percent decrease in 1995. Fuel and purchased power cost rose one percent in 1995 despite a five-percent rise in retail energy sales.
   Tampa Electric purchased more power in both 1996 and 1995 primarily to meet weather-related demand. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
   Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal. External forecasts indicate relatively stable coal prices during the next few years compared to oil or gas prices. Tampa Electric continues to work to reduce its fuel cost through effective contract management, use of non-traditional fuels such as petroleum coke and tire-derived fuel, and increased purchases of coal in the lower-cost spot market.

Diversified Companies' Operating Results
   The diversified companies achieved operating income of $106.5 million in 1996 compared with $94.7 million in 1995 and $71.1 million in 1994 before the restructuring charge.
   The improved results in 1996 were driven by higher gas prices throughout the year at TECO Coalbed Methane as well as TECO Power Services full year of operations at the Alborada Power Station in Guatemala. The increase in 1995 was the result of strong performances at all of the diversified companies, led by TECO Transport & Trade. Increased third-party sales at TECO Coal and TECO Power Services Guatemalan power project were other important contributors. Diversified Companies Results (unconsolidated)
                               1996   Change  1995(2)  Change    1994
  (millions)
  Revenues                   $562.5    11.2%   $505.7    7.4%  $470.9
  Operating expenses          456.0    10.9%    411.0    2.2%   402.3
  Operating income (1)        106.5    12.5%     94.7   38.0%    68.6

  Restructuring charge
  (included in operating
  expenses above)             -         -       -        -      2.5

Operating income before
   restructuring charge(1)   $106.5    12.5%   $ 94.7   33.2%  $ 71.1

(1) Operating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the n o n -conventional fuels tax credit related to coalbed methane production and interest expense on the non-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income the tax credit is part of the provision for income taxes and the interest is part of interest expense.

(2) Certain 1995 amounts have been restated to conform to the current year presentation.

   TECO Coalbed Methane's 1996 operating income increased as a result of average gas prices almost 60 percent higher than 1995 levels. Gas prices rose in 1996 on extreme winter weather and lower than normal levels of natural gas inventories at the end of the 1995/1996 heating season. Production declined slightly to 19.8 billion cubic feet (Bcf) from 20.3 Bcf in 1995.
   TECO Coalbed Methane has an active program of reworking and enhancing existing wells to increase production, extend the life of the wells, and add to reserves. These efforts have reduced the decline in production to about three percent per year, half of the originally estimated rate of decline. At year-end 1996 proven reserves were estimated to be 190 Bcf.
   In 1995 operating income increased, despite gas prices that were significantly lower than in 1994, as production rose to 20.3 Bcf, up from 19.5 Bcf in 1994. Lower 1995 gas prices were more than offset by a five-percent increase in production, a 10-percent reduction in operating costs, and a $4.4-million pretax settlement related to the termination of a gas sales contract and related agreements.
   In both 1994 and 1995 TECO Coalbed Methane acquired interests in additional reserves in Alabama s Black Warrior Basin through the purchase of royalty interests in wells located on or near TECO Coalbed Methane's existing holdings. The company continually seeks additional investment opportunities to add to its holdings, but no acquisitions were made in 1996.
   Production from TECO Coalbed Methane s reserves are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code through the year 2002. The credit, which grows with inflation, was estimated at $1.02 per thousand cubic feet (Mcf) in 1996.
   All gas produced is sold under contract at spot market prices for the life of the reserves. Natural gas prices have been subject to significant volatility since late 1994, but have generally trended upward. The Section 29 tax credits provide some degree of stability to TECO Coalbed Methane s operating results. To date, financial market instruments have not been used to manage exposure to gas price volatility.
   TECO Power Services achieved higher operating income in 1996 from a full year of operation of the Alborada Power Station in Guatemala. The Station commenced commercial operation and began contributing to earnings in September 1995.
   The station supplies 78 megawatts of power to a local distribution utility under a 15-year power sales agreement. Early in 1996 TECO Power Service increased its percentage of ownership from 87 percent to 98 percent. The $29-million non-recourse project debt financing for the project was completed in January 1997.

   In 1996 TECO Power Services formed a partnership with the same Guatemalan business interest it partnered with for the Alborada Power Station and with Coastal Corporation to build, own and operate a 120-megawatt pulverized coal-fired power plant, the San Jose Power Station in Guatemala. The partnership signed a 15-year power supply agreement with the same Guatemalan distribution utility.
   Design and engineering for the $175 million plant are underway and construction is scheduled to be completed by mid-1999.
   TECO Power Services domestic project, the Hardee Power Station in west central Florida, continues to operate reliably, supplying power to Seminole Electric Cooperative and Tampa Electric.
   TECO Transport & Trade achieved higher operating income in 1996 in both the ocean-going business and at the transfer terminal. The river business benefited from strong demand and increased northbound business, but higher fuel prices more than offset the higher revenues. The addition of 48 new barges increased the fleet size to almost 600 barges.
   The ocean-shipping business increased its capacity, adding a 30,000 ton ship in mid-year. It moved higher volumes of coal to Tampa Electric and phosphate. The effects of this growth were partially offset by higher costs from severe weather delays and fuel. The transfer terminal handled slightly lower quantities of export coal as a result of changes in shipping rates for international coal shipments between the Far East and Europe. This impact was more than offset by improved pricing on the coal moved for export and increased tonnage of coal transferred for Tampa Electric.
   The ocean-shipping business expects to benefit from the continued strong demand for phosphate products world-wide, and from further diversification into new markets and cargoes in 1997. The significant factors which could influence results are weather, commodity grain prices and economic activity both domestically and overseas.
   The conditions affecting favorable pricing and strong demand at the river company in 1995 returned to normal in late 1996 as a result of lower grain inventories and reduced grain shipments, partially offset by new demand created by the steel industry. The pricing and demand conditions experienced on the Mississippi River in late 1996 are expected to continue in 1997. Transfers of export coal are expected to i n crease in 1997 from increased shipments of U. S. coal to international markets.
   TECO Transport & Trade s operating income increased significantly in 1995 reflecting improved results in all of its businesses. The river business in particular had an excellent year as a result of higher volumes and prices. Improved fleet utilization and increased levels of northbound shipments contributed to increased volumes. A strong demand for northbound movements and a record 1994 grain harvest together with a better balance in the supply and demand for barges caused stronger prices throughout the industry. The transfer facility at the mouth of the Mississippi River handled more coal tonnage for Tampa Electric and third-party export business. The ocean shipping business benefited from increased shipments of phosphate and higher shipments of coal to Tampa Electric in 1995.
   TECO Coal s 1996 operating income was lower primarily due to a $5.2-million pretax gain from a road condemnation settlement in 1995. In 1996 the effects of strong growth in third-party sales and some improvement in prices for coal from the newer Premier mines were more than offset by higher production costs, lower shipments to Tampa Electric and $1.5 million of pretax expenses related to closing certain older Gatliff mines.
   Success in burning more conventional and lower-cost steam coals has enabled Tampa Electric to adopt a competitive strategy of phasing down coal shipments from TECO Coal for the last several years. Shipments to Tampa Electric declined by about 20 percent in both 1995 and 1996. Because of this decrease and high production costs, Gatliff closed several mines in 1996. Shipments to Tampa Electric are expected to decline by 17 percent in 1997.
   Shipments to other customers continued to increase in 1996 with total tonnage up more than 11 percent to 5.9 million tons, compared to
5.3 million tons in 1995 and 4.9 million tons in 1994. Growth from sales of steam coal to other utilities and metallurgical and stoker coal to industrial customers, more than offset reduced tonnage to Tampa Electric.
   I n September 1996 TECO Coal acquired 25 million tons of metallurgical grade coal reserves contiguous to its existing Clintwood operations, and began construction of a new preparation plant. This facility will support an additional 1 million tons of annual production when it goes in service in mid-1997. Metallurgical coal has unique characteristics and is sold primarily to the steel industry both domestically and internationally. TECO Coal expects to use the additional production to increase its share in this market segment.
   TECO Coal expects sales to third parties to increase again in 1997 as eastern utilities meet increasing demand for electric power with existing coal-fired generating capacity and use low-sulfur coal to comply with the Clean Air Act Amendments.
   Substantially  all  of  the  production  from  the Premier mines is committed  through  1997.  Shipments  from  the  Premier mines and the
Clintwood expansion are expected to more than offset the impact of reduced tonnage to Tampa Electric in 1997.
   TECO Oil & Gas was formed in 1995 to participate in joint ventures in the exploration and development of oil and gas in the shallow gulf waters off Texas and Louisiana. TECO Oil & Gas made significant progress in 1996 and operated at almost break-even in its first full year of operation. TECO Oil & Gas accounts for its operations on the successful efforts basis, expensing unsuccessful exploratory wells currently.
   Making extensive use of 3-D seismic imaging technology the joint ventures successfully completed six of nine exploratory wells in 1996. Three wells began producing in 1996, but one has since been abandoned. The other three successful exploratory wells began producing early in 1997. Also in early 1997, two additional wells were drilled, one successfully. TECO Oil & Gas s share of 1996 production was two Bcf and its net proven reserves at Dec. 31, 1996 were 11 Bcf from two wells. Based on current production rates and test results, TECO Oil & Gas s share of 1997 production is expected to exceed 10 Bcf. TECO Oil & Gas had 37 federal off-shore leases as of Dec. 31, 1996 and, in early 1997, was the successful bidder for five additional federal leases.
   The joint ventures expect to expand the offshore exploration activities in 1997; a new on-shore exploration program has been launched in the Permian Basin area of west Texas. In this venture TECO Oil & Gas will hold an increased interest and will be the operator.
   The company expects to commit $20 million to $30 million per year during the next few years for further exploration and development.
   TeCom, a subsidiary organized in 1995, is marketing an advanced energy management, automation and control systems for residential and commercial applications, called the InterLane system.
   Several utilities are engaged in projects demonstrating the InterLane product. In 1996 TeCom was issued its first patent covering the system design concept for the InterLane products; other patent applications are pending.
   Because of a continued high level of product enhancement activity, TeCom capitalized $4.9 million pretax of product development costs in 1996. In accordance with accepted accounting practices, product development costs capitalized in 1996 and those to be capitalized in 1997 are expected to be amortized starting in 1998 when TeCom anticipates its products will be available for general distribution. General distribution of the product will depend on a number of factors including market acceptance.

Diversified Companies' Operating Revenues
   In 1996 the diversified companies achieved an 11 percent increase in revenues. The largest increases occurred at TECO Coal from higher sales to third parties, at TECO Coalbed Methane from higher gas prices, and at TECO Power Services from a full year of operations at the Alborada Power Station in Guatemala.
   Diversified companies 1995 revenues also increased significantly reflecting improved performance at all of the companies. Revenues in 1995 also included $5.8 million at TECO Coal from the sale of land and mineral rights under a condemnation settlement with the state of K e ntucky, and $4.4 million at TECO Coalbed Methane from the termination of a gas sales contract.

Diversified Companies' Operating Expenses
   Diversified companies operating expenses increased almost 11 percent in 1996. Difficult underground mining conditions at TECO Coal s Gatliff mines increased costs and led to the closing of several mines. Higher fuel prices at TECO Transport & Trade, and a full year of operations at TECO Oil & Gas and TECO Power Services Alborada Power Station also contributed to increased operating expenses.
    Diversified companies operating expenses increased two percent in 1995. TECO Power Services incurred higher expenses because of increased power generation at the Hardee Power Station and the new Alborada Power Station in Guatemala.
   The diversified companies recorded a charge of $2.5 million for corporate restructuring in 1994 related to reductions in staffing levels and other costs.

NON-OPERATING ITEMS

Other Income (Expense)
   Other income consisted mostly of allowance for other funds used during construction (AFUDC) of $16.5 million in 1996, $13.7 million in 1995, and $3.5 million in 1994. With the construction of Tampa
Electric's Polk Unit One now complete, AFUDC will decline to minimal levels for the next several years.

Interest Charges
   Interest charges were $86.9 million in 1996, up four percent from 1995 primarily due to the expiration of an interest rate swap agreement. Interest charges in 1995 were $83.2 million, up eight percent from 1994 due to higher short-term debt balances and rates. Income Taxes
   Income tax expense increased in 1996 and 1995 primarily from increases in pretax income. Income tax expense as a percent of income before taxes was 26 percent in 1996, 24 percent in 1995 and 23 percent in 1994. Pretax income in 1994 was affected by the restructuring charge.
   Total income tax expense was reduced by the federal tax credit related to the production of coalbed methane. These tax credits totaled $19.6 million in 1996, $20.6 million in 1995 and $19.6 million in 1994. The tax credit rate was estimated at $1.02 per Mcf in 1996, up from $1.01 in 1995 and $1.00 in 1994. This rate escalates with inflation and could be limited by domestic oil prices. In 1996 domestic oil prices would have had to exceed $46 per barrel for this limitation to have been effective. The federal tax credit on production of coalbed methane is available through the year 2002.

MERGER AND ACQUISITION ACTIVITIES

Lykes Energy Inc.:
   In  November  TECO  Energy announced an agreement with Lykes Energy
t o merge it into TECO Energy in a tax-free, stock-for-stock transaction with an equity value of $300 million. The number of TECO Energy shares to be issued will depend on the average market price during a specified period prior to the closing, subject to a collar. Based on TECO Energy s common stock closing price of $24.375 on Feb. 28, 1997, approximately 12.3 million shares would be issued, representing about a 10 percent increase in shares outstanding.
   This merger, to be accounted for as a pooling of interests, was approved by both companies boards of directors and in December by the Lykes Energy shareholders. Approval by TECO Energy s shareholders is not required.
   The principal subsidiary of Lykes Energy is Peoples Gas System, a regulated retail natural gas distributor in Florida. Peoples Gas System is Florida s largest natural gas distribution company with retail operations in all of the state s major metropolitan communities and over 200,000 customers. It recorded annual sales of 86 Bcf of natural gas in fiscal 1996. It will be merged into Tampa Electric but operated as a separate business unit.
   Also continuing operations as a separate business will be Peoples Gas Company, a propane business, and another unit involved in natural gas marketing.
   TECO Energy expects some cost savings and efficiencies as a result of the merger. Savings are mainly expected to be derived from the elimination of duplicative overhead and administrative activities, as well as improved operating efficiencies and lower interest costs. In addition, TECO Energy expects to benefit from expanding energy demand in areas already served by these businesses and from opportunities to secure new customers in other areas.
   The merger is subject to certain closing conditions with closing expected by mid-year 1997.

Effects of the Merger
   TECO Energy anticipates that the merger with Lykes Energy will initially be slightly dilutive to earnings with favorable future growth prospects. The merger will further TECO Energy's strategy of p u rsuing growth in energy-related businesses. It will provide opportunities for growth in new energy markets by adding natural gas and propane distribution and commodity sales to the company s existing w h o l esale and retail electric operations and gas production activities. Additional growth opportunities will arise from geographic expansion beyond Tampa Electric s 2,000 square mile service area through participation in the gas energy markets in all major metropolitan areas of Florida. TECO Energy expects to take advantage of possible growth opportunities by supporting a larger capital construction program for Peoples Gas System.
   The merger will also permit the company to better meet its customers' needs through a broader range of energy services. In particular, it will allow full service with either gas or electric energy to wholesale customers in peninsular Florida and to retail customers in the limited area served by both Tampa Electric and Peoples Gas System, as well as facilitate energy services offerings and expanded power marketing activities.
   Below are certain financial highlights of Lykes Energy for its past three fiscal years ended September 30.

Lykes Energy Financial Highlights

(Thousands)                  1996         1995          1994
Revenues                   $299,585     $254,001    $267,071
Net Income                 $ 15,950     $ 12,754    $ 11,779
Total Assets               $327,839     $312,172    $300,803
Equity                     $106,634     $ 95,244    $ 86,766
Natural gas sold &
 transported - therms       859,799      980,992     819,634

Retail customers (average)      201          196         191


Bosek, Gibson and Associates, Inc.:
   In November 1996 TECO Energy acquired Bosek, Gibson and Associates, Inc. (BGA), an energy services company, for about $3 million in stock in a purchase transaction. BGA is headquartered in Tampa and has seven offices in Florida and two in California.
   It provides design, engineering and construction services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.
     TECO Energy s 1996 results only include the results of BGA subsequent to the acquisition.
ACCOUNTING STANDARDS

Stock Options
   In 1995 the Financial Accounting Standards Board issued FAS 123, Accounting for Stock Options, effective for fiscal years beginning after Dec. 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense based on fair value of grants of stock, stock options and other equity instruments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires non-adopting companies to disclose pro forma net income and earnings per share. TECO Energy has continued to apply the prior accounting rules, and the pro forma adjustments to net income and earnings per share are shown in Note B on page 51 of the Notes to Consolidated Financial Statements.

FAS 121
   FAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), effective for years beginning after Dec. 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the company be reviewed for impairment. The company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with FAS
121. No write-down of assets due to impairment was required in 1996.

CAPITAL EXPENDITURES
   TECO Energy's 1996 capital expenditures of $268 million consisted of $203 million for Tampa Electric, which included $23 million of AFUDC, and $65 million for the diversified companies.
   Tampa Electric spent $75 million in 1996 on construction of the Polk Power Station, a 250-megawatt coal-gasification plant which entered commercial service late in the third quarter. The capital cost of the plant to Tampa Electric including AFUDC was $508 million, which is net of the construction funding from the Department of Energy under its Clean Coal Technology Program.
   Tampa Electric spent an additional $105 million in 1996 for equipment and facilities to meet its growing customer base and for generating equipment improvements.

   TECO Transport & Trade invested $34 million in 1996 for the purchase of a 30,000 ton ship, 48 jumbo river barges, a program of b a rge enlargement and refurbishment, and for normal equipment replacement. TECO Coalbed Methane invested $4 million in 1996 for well enhancements and normal equipment replacement. TECO Coal spent $13 million for an expansion of its Clintwood operations and new mining equipment. TECO Power Services spent $4 million to increase its ownership interest in the Alborada Power Station in Guatemala from 87 percent to 98 percent and for initial design work for the San Jose Power Station in Guatemala. TECO Oil & Gas invested $13 million for natural gas exploration and development.
   TECO Energy estimates total capital expenditures for ongoing operations to be $185 million for 1997 and $763 million during the 1998- 2001 period. Of these amounts, Tampa Electric expects to spend $116 million in 1997 and $470 million during the 1998-2001 period, mainly for distribution facilities to meet customer growth and generation reliability programs. At the end of 1996, Tampa Electric had outstanding commitments of about $7 million for capital programs.
   Tampa Electric s capital expenditure projections include about $30 million over the 1997-2000 period to comply with Phase II of the Clean Air Act as described in the Environmental Compliance section. The level of capital expenditures which will actually be required for compliance is uncertain at this time.
   The diversified companies expect capital expenditures of about $69 million in 1997 and $293 million during the 1998-2001 period for: a new coal preparation plant at Clintwood, other coal mining equipment and mine development; exploration and production of oil and gas; acquisition of river barges and ocean transportation equipment, and normal asset replacement. At the end of 1996, $9 million had been committed.
   Included in these estimates is $34 million at TECO Power Services for the construction of the San Jose Power Station in Guatemala over the next three years. TECO Power Services is seeking debt financing for the remainder of its share of the construction costs.
   Capital requirements for Peoples Gas System and Peoples Gas Company are not reflected in the above projections. In recent years, the capital invested by these companies was about $25 million annually.
Capital expenditures are expected to be above historical levels as opportunities to grow these business are identified. However, since the capital investment plans for these companies are still being developed, the actual level of investment is uncertain.

ENVIRONMENTAL COMPLIANCE
   TECO   Energy  and  its  subsidiaries  are  subject  to  various
environmental regulations. TECO Energy believes that all subsidiaries are substantially in compliance with the currently applicable standards of the respective environmental enforcement agencies and that potential environmental liabilities are not material.
   Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and owning emission allowances.
   In 1995 Tampa Electric successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber.
   Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards set for the year 2000. The
o p tions include scrubbing additional capacity. The company is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. Tampa Electric is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions. These options include combustion modifications and r e trofit control technology. While Tampa Electric s estimates reflected in the Capital Expenditure section include up to $30 million for compliance with Phase II of the Clean Air Act Amendments, the actual level of required expenditures is uncertain at this time. The cost of compliance with Phase II is expected to have little impact on Tampa Electric's prices.

UTILITY REGULATION
Return on Equity (ROE) and Other Regulatory Agreements:

1994
   In March 1994 the FPSC issued an order which changed Tampa Electric's authorized ROE to an 11.35-percent midpoint with a range of
10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4.0-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property.
   In July 1994 the FPSC issued an order approving an agreement between its staff and Tampa Electric to cap the utility s authorized regulatory ROE at 12.45 percent for calendar year 1994 with any earnings above that amount to be used to increase the storm damage reserve. Tampa Electric did not exceed the 12.45-percent cap in 1994 and therefore accrued only $4.0 million to the storm damage reserve.

Rate Stabilization Strategy
   Building on the 1994 approach, Tampa Electric s objective has been to place the Polk Power Station in service without increasing the total price for electric service while securing the opportunity to earn a fair return. A number of actions, discussed in the Tampa Electric Operating Expenses section, were taken to manage costs. Another key component of the strategy to accomplish this objective has been the deferral of certain revenues. With the agreements approved by the FPSC in 1995 and 1996, the objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period were accomplished.
1995
   In 1995 the FPSC approved a plan submitted by Tampa Electric to defer certain revenues for 1995. Under this plan Tampa Electric s allowed ROE increased to an 11.75-percent midpoint with a range of
10.75 percent to 12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above a ROE of 12.75 percent. In 1995 Tampa Electric deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate specified in the Florida Administrative Code.
   Also as part of this plan Tampa Electric s oil backout tariff was eliminated Jan. 1, 1996, an annual revenue reduction of about $12 million.

1996 - 1999
   In May 1996 the FPSC issued an order approving an agreement among Tampa Electric, the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) on a multi-year base rate freeze and refund plan. Under this plan, base rates were frozen through 1998 and Tampa Electric s customers began receiving a $25-million refund starting in October 1996 over a 12-month period. The refund consists of $10 million of revenues deferred from 1995 and $15 million of 1996 revenues.
   In addition, the agreement set forth a multi-year plan for allocating revenues based on Tampa Electric s ROE. For the years 1996 through 1998 Tampa Electric retains all revenues contributing to a ROE up to 11.75 percent. Any additional revenues will be allocated according to a formula.
   In 1996, 40 percent of any actual revenues contributing to a ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60 percent were deferred for use in 1997 and 1998. Under this allocation $34.2 million of 1996 revenues were deferred. About $65 million of revenues deferred from 1996 and 1995, after the effect of the $25-million refund are available for use in 1997 and 1998. It is expected that Tampa Electric will recognize $30 million to $35 million of previously deferred revenues in 1997.
   In 1997 40 percent of any revenues that contribute to a ROE in excess of 11.75 percent up to 12.75 percent will be included in 1997 revenues. The remaining 60 percent will be deferred for use in 1998 as will any revenues contributing to a ROE in excess of 12.75 percent. The same 40 percent allocation will be made in 1998 after taking into account any deferred revenues not used in previous years. The remaining 60 percent, as well as any revenues contributing to a ROE in excess of 12.75 percent will be refunded to customers in 1999.
   In October 1996 the FPSC unanimously approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station.
   The agreement allows the full recovery of all of the expected capital costs, and operations and maintenance expenses associated with the Polk Power Station. The agreement also calls for an extension of the base rate freeze established in the May agreement through 1999. Tampa Electric has the option of filing an application with the FPSC on or after July 1, 1999 for authorization to adjust base rates after Jan. 1, 2000.
   Under the October agreement, the $25-million refund established in the May agreement remains intact and, in addition, customers will receive a $25-million temporary base rate reduction to be reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997. This temporary base rate reduction will be netted against any refunds that otherwise might have been made in 1999 under the May agreement.
   The October agreement closely parallels the ROE formula in the May agreement. In 1999, 60 percent of the revenues contributing to a ROE in excess of 12.0 percent will be refunded to customers in 2000 along with any 1999 revenues which contribute to a ROE above 12.75 percent.
   Tampa Electric agreed to remove from rate base the $5-million investment made in land at Port Manatee. This land has value for uses other than as a power plant site, and will continue to be recorded as an asset of Tampa Electric. A citizens task force recommended using previously mined land in Polk County over the Manatee site as the preferred location for the Polk Power Station.
Environmental Cost Recovery Clause
   In August the FPSC approved the recovery of $3.0 million of Tampa Electric s environmental compliance costs through the environmental cost recovery clause. These are new costs incurred by Tampa Electric to comply with environmental regulations enacted subsequent to its most recent full regulatory price setting proceeding but not included in current rates. Tampa Electric plans to seek continuing recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement the earliest any such new prices could be in effect is in the year 2000.

Utility Competition:
   Tampa Electric s retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric e n ergy. Such users may seek to expand their options through l e g i s lative and/or regulatory initiatives that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs, and providing high quality service to retail customers. Such action could, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load. See the description of the IMC-Agrico request for proposals in Tampa Electric s Operating Revenues section.
   There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below. Tampa Electric continues its cost reduction efforts to increase its wholesale business, which is dependent on access to transmission systems owned by others.
   In April 1996 the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
   Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service i n f o rmation (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.

FERC Proceedings:
   In  July  1996  FERC  s final rule on open access mandated that all public utilities file transmission service tariffs with terms and conditions that conform with FERC s pro forma tariffs. Tampa Electric received interventions and protests from various parties to the implementing tariffs it filed. On Jan. 29, 1997, FERC ordered minor revisions in the terms and conditions of these tariffs. The rates proposed by Tampa Electric had previously become effective on July 10, 1996, subject to refund.
   Tampa Electric has intervened and protested the rates filed by Florida Power and Light Company and Florida Power Corporation. INVESTMENT ACTIVITY
   At Dec. 31, 1996 TECO Energy had $12.2 million in cash, cash equivalents and short-term investments versus $42.5 million at year end 1995, reflecting the liquidation of the investment in a hedged-equity utility portfolio, and the use of the proceeds to reduce short-term debt balances.
   The company also has a continuing investment in leveraged leases of

$63.2 million. At Dec. 31, 1996 the net leveraged lease investment had essentially a zero balance and all leases were performing on a current basis. The company has made no investment in leveraged leases since 1989.

FINANCING ACTIVITY
   TECO Energy's 1996 year-end capital structure, excluding the effect of unearned compensation, was 50 percent debt, 49 percent common equity and one percent preferred equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings/Senior Debt
                          Duff & Phelps  Moody's      Standard & Poor s
Tampa Electric                   AA+       Aa2            AA
TECO Finance/TECO Energy         AA-        A1            AA-

   In December 1996 the Polk County Industrial Development Authority issued $75 million of Solid Waste Disposal Facility Revenue Bonds for the benefit of Tampa Electric. The bonds were issued at a tax-exempt rate of 5.85% and will mature on Dec. 1, 2030. The proceeds of the issue were used to repay short-term debt incurred during the construction of the Polk Power Station.
   TECO Energy raised $9.2 million of common equity in 1996, $9.4 million in 1995 and $10.6 million in 1994 from the sale of common stock through its Dividend Reinvestment and Common Stock Purchase Plan
(DRP). In 1997 the DRP will purchase shares of TECO Energy stock on the open market for plan participants in lieu of issuing new shares.
   In April 1996 Tampa Electric retired $35 million aggregate par value 8.0% Series E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00, respectively.
   As a part of its risk management program, during 1995 TECO Energy entered into an interest rate exchange agreement to moderate its e x posure to short-term interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance pays a fixed rate of 5.8% and receives a floating rate based on a 30-day commercial paper index. The benefits of this agreement are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The costs of this agreement did not have a significant impact on interest in 1996 or 1995. The company has no other derivative instruments.

LIQUIDITY, CAPITAL RESOURCES
  TECO Energy and its operating companies met cash needs during 1996 largely with internally generated funds with the balance from the sale of long- and short-term debt, short-term investments and from equity raised through the DRP.
   At Dec. 31, 1996 TECO Energy had bank credit lines of $370 million, of which $367 million in credit was available.
   TECO  Energy  anticipates  meeting  its  capital  requirements  for
o n going operations in the 1997-2001 period substantially from internally generated funds. In early 1997 TECO Power Services secured $29 million of non-recourse financing for the Alborada Power Station in Guatemala. TECO Power Services expects to finance the San Jose Power Station with non-recourse project financing upon completion of construction.
   Based upon anticipated revenue growth and effective cost management in all of its businesses, dividend payout levels and identified capital expenditures, TECO Energy expects to generate between $400 million and $500 million of free cash flow through the year 2000. This would be available to further grow the business and strengthen the balance sheet.

INVESTMENT CONSIDERATIONS

   The following are certain of the factors which could affect TECO Energy s future results. They should be considered in connection with evaluating forward-looking statements contained in this Management s Discussion and Analysis and elsewhere in this Report and otherwise made by or on the behalf of TECO Energy since these factors, among others, could cause actual results and conditions to differ materially from those projected in these forward-looking statements.
   General Economic Conditions. The company s businesses are dependent on general economic conditions. In particular, the projected growth in Tampa Electric s service area is important to the realization of Tampa Electric s forecasts for annual energy sales growth for 1997 and beyond. An unanticipated downturn in the area s economy could adversely affect Tampa Electric s performance through time.
   The activities of the diversified businesses, particularly TECO Transport & Trade and TECO Coal, are also affected by general economic conditions in the respective industries and geographic areas they serve both nationally and internationally.
   Weather Variations. Most of TECO Energy s businesses are affected by variations in general weather conditions and unusually severe weather. Tampa Electric s energy sales are particularly sensitive to variations in weather conditions. It forecasts energy sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also have an effect on operating costs as well as sales.
   Variations in weather conditions also affect the demand and prices for the commodities sold by TECO Coalbed Methane, TECO Oil & Gas and TECO Coal. TECO Transport & Trade is also impacted by weather because of its effects on the supply of and demand for the products transported. Severe weather conditions that could interrupt or slow service and increase operating costs also affects each of these businesses.
   Potential Competitive Changes. The electric industry has been undergoing certain restructuring. Competition in wholesale power sales has been introduced on a national level. Some states have mandated or encouraged competition at the retail level. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation or market conditions, however, particularly with respect to retail competition, could adversely affect Tampa Electric s business and its performance.
   Regulatory Actions. Tampa Electric operates in a highly regulated industry. Its retail operations, including the prices it charges, are regulated by the FPSC, and its wholesale power sales and transmission services are subject to regulation by FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse affect on Tampa Electric s performance.
   Commodity Price Changes. Most of TECO Energy s businesses are sensitive to changes in certain commodity prices. Such changes could affect the prices they charge, their operating costs and the competitive position of their products and services.
   In the case of Tampa Electric, fuel costs used for generation are mostly affected by the cost of coal. Tampa Electric is able to pass the cost of fuel through to retail customers, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. On the wholesale side, the ability to make sales and the margins on power sales are affected by the cost of coal to Tampa Electric, particularly as it relates to the cost of gas and oil to other power producers.
   At the diversified companies, changes in gas and coal prices directly affect the margins at TECO Oil & Gas, TECO Coalbed Methane and TECO Coal.
   Environmental Matters. TECO Energy s businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in and compliance with these regulations may impose additional costs on the company, or result in the curtailment of certain activities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                   No.
Report of Independent Accountants                                   40

Consolidated Balance Sheets, Dec. 31, 1996 and 1995                 41

Consolidated Statements of Income for the years ended
 Dec. 31, 1996, 1995 and 1994                                       42

Consolidated Statements of Cash Flows for the years
 ended Dec. 31, 1996, 1995 and 1994                                 43
Consolidated Statements of Common Equity for the years
 ended Dec. 31, 1996, 1995 and 1994                                 44

Notes to Consolidated Financial Statements                       45-61


   Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of TECO Energy, Inc.,

   We have audited the consolidated balance sheets of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1996 and 1995, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended Dec. 31, 1996. These f i n ancial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1996, in conformity with generally accepted accounting principles.




                                              COOPERS & LYBRAND L.L.P.
                                          Certified Public Accountants
Tampa, Florida
Jan. 15, 1997

                         CONSOLIDATED BALANCE SHEETS
                                 (millions)
                                   Assets
Dec. 31,                                              1996           1995

Current Assets
Cash and cash equivalents                         $   12.2       $   10.3
Short-term investments                                  --           32.2
Receivables, less allowance for uncollectibles       190.1          163.5
Inventories, at average cost
 Fuel                                                 62.2           76.7
 Materials and supplies                               55.9           49.0
Prepayments                                            8.9            9.6
                                                     329.3          341.3
Property, Plant and Equipment, at Original Cost
Utility plant in service                           3,784.7        3,174.5
Construction work in progress                         45.4          479.6
Other property                                       891.5          836.4
                                                   4,721.6        4,490.5
Less accumulated depreciation                     (1,765.0)      (1,616.2)
                                                   2,956.6        2,874.3
Other Assets
Other investments                                     86.4           86.3
Deferred income taxes                                 76.7           65.9
Deferred charges and other assets                    111.7          105.6
                                                     274.8          257.8
                                                  $3,560.7       $3,473.4
                             Liabilities and Capital
Current Liabilities
Long-term debt due within one year                $   76.7       $   31.3
Notes payable                                        305.7          361.4
Accounts payable                                     150.3          146.3
Customer deposits                                     52.9           51.3
Interest accrued                                      16.2           13.3
Taxes accrued                                          9.8           11.7
                                                     611.6          615.3
Other Liabilities
Deferred income taxes                                426.7          396.6
Investment tax credits                                56.2           61.3
Regulatory liability-tax related                      35.7           47.5
Other deferred credits                               152.1          136.1
Long-term debt, less amount due within one year      996.3          994.9

Preferred Stock of Tampa Electric                     20.0           55.0

Capital
Common equity                                      1,332.8        1,240.9
Unearned compensation related to ESOP                (70.7)         (74.2)
                                                  $3,560.7       $3,473.4

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

Year ended Dec. 31,                      1995          1995         1994
Revenues                            $ 1,473.0     $ 1,392.3    $ 1,350.9
Expenses
Operation                               737.4         684.6        670.8
Maintenance                              92.2         101.3        101.1
Restructuring charge and
  other cost reductions                    --            --         25.0
Depreciation                            185.2         174.7        174.0
Taxes, other than income                115.3         114.0        110.2
                                      1,130.1       1,074.6      1,081.1
Income from Operations                  342.9         317.7        269.8(1)
Other Income (Expense)
Allowance for other funds used
 during construction                     16.5          13.7          3.5
Other income (expense), net               1.4            .6          6.4
Preferred dividend requirements of
 Tampa Electric                          (1.8)         (3.6)        (3.6)
                                         16.1          10.7          6.3
Income Before Interest and
 Income Taxes                           359.0         328.4        276.1

Interest Charges
Interest expense                         93.3          88.8         79.3
Allowance for borrowed funds
 used during construction                (6.4)         (5.6)        (2.2)
                                         86.9          83.2         77.1
Income Before Provision for
 Income Taxes                           272.1         245.2        199.0
Provision for income taxes               71.4          59.1         45.8

Net Income                          $   200.7     $   186.1    $   153.2(1)
Average common shares
 outstanding during year                117.2         116.5        115.9

Earnings per Average Common Share
 Outstanding:
 Earnings per average common share
   outstanding                      $    1.71     $    1.60    $    1.32 (1)

The accompanying notes are an integral part of the consolidated financial statements.

(1) Includes the effect of a corporate restructuring charge which reduced operating income by $25 million, net income by $15 million and earnings per share by $0.13. See Note H.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
Year ended Dec. 31,                         1996          1995        1994
Cash Flows from Operating Activities
Net income                                $200.7        $186.1      $153.2
Adjustments to reconcile net
 income to net cash
 Depreciation                              185.2         174.7       174.0
 Deferred income taxes                       7.5         (17.3)      (12.1)
 Restructuring charge and other
  cost reductions                             --            --        25.0
 Investment tax credits, net                (5.1)         (5.3)       (6.8)
 Allowance for funds used
  during construction                      (22.9)        (19.3)       (5.7)
Amortization of unearned
  compensation related to ESOP               5.4           4.9         5.7
 Deferred revenue                           34.2          50.8          --
 Deferred recovery clause                    4.0         (12.4)       19.9
 Fuel cost settlement                         --            --          --
 Refund to customers                        (6.0)           --        (2.4)
 Coal contract buyout and amortization       2.7           2.0       (25.5)
 Receivables, less allowance for
  uncollectibles                           (24.5)        (18.9)      (10.5)
 Inventories                                 7.6          25.8       (23.7)
 Taxes accrued                              (2.0)         11.5        (1.0)
 Interest accrued                            2.9          (2.1)         .6
 Accounts payable                          (15.2)          1.0        30.0
 Other                                      (2.0)         25.7        17.5
                                           372.5         407.2       338.2
Cash Flows from Investing Activities
 Capital expenditures                     (267.7)       (432.7)     (309.1)
 Allowance for funds used
  during construction                       22.9          19.3         5.7
 Investment in short-term investments       32.3          68.4        12.5
 Other non-current investments               2.8          17.5        (6.0)
                                          (209.7)       (327.5)     (296.9)
Cash Flows from Financing Activities
 Common stock                               13.9          11.1        11.1
 Proceeds from long-term debt               78.1            .6          .7
 Repayment of long-term debt               (32.1)         (6.5)      (19.0)
 Net increase in short-term debt           (55.8)         11.5        84.1
 Redemption of preferred stock             (35.5)           --          --
 Dividends                                (129.5)       (121.9)     (115.6)
                                          (160.9)       (105.2)      (38.7)
Net increase (decrease) in
 cash and cash equivalents                   1.9         (25.5)        2.6
Cash and cash equivalents at
 beginning of year                          10.3          35.8        33.2
Cash and cash equivalents at end of year  $ 12.2        $ 10.3      $ 35.8

Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for:
   Interest (net of amounts capitalized)  $ 82.2        $ 86.8      $ 85.1
   Income taxes                           $ 79.6        $ 66.5      $ 69.2

The accompanying notes are an integral part of the consolidated financial statements.


                              CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                             (millions)
                                               Additional                                Total
                                       Common    Paid-in   Retained      Unearned       Common
                           Shares(1)  Stock(1) Capital(1)  Earnings  Compensation       Equity

Balance, Dec. 31, 1993         115.6   $ 115.6    $ 321.0   $ 675.8       $ (84.8)    $1,027.6
 Net income for 1994                                          153.2                      153.2
 Common stock issued              .6        .6       10.5                                 11.1
 Cash dividends declared
  ($.9975 per share)                                         (115.6)                    (115.6)
 Amortization of unearned
  compensation related
  to ESOP                                                                     5.7          5.7
 Tax benefits-ESOP dividends                                    2.2                        2.2
Balance, Dec. 31, 1994         116.2     116.2      331.5     715.6         (79.1)     1,084.2
 Net income for 1995                                          186.1                      186.1
 Common stock issued              .5        .5       10.6                                 11.1
 Cash dividends declared
  ($1.0475 per share)                                        (121.9)                    (121.9)
 Amortization of unearned
  compensation related
  to ESOP                                                                     4.9          4.9
 Tax benefits-ESOP dividends
  and stock options                                    .1       2.2                        2.3
Balance, Dec. 31, 1995         116.7     116.7      342.2     782.0         (74.2)     1,166.7
 Net income for 1996                                          200.7                      200.7
 Common stock issued              .9        .9       17.8                    (1.9)        16.8
 Cash dividends declared
  ($1.105 per share)                                         (129.5)                    (129.5)
 Amortization of unearned
  compensation                                                                5.4          5.4
 Premium on redemption of
 preferred stock                                                (.5)                       (.5)
 Tax benefits-ESOP dividends
  and stock options                                    .3       2.2                        2.5
Balance, Dec. 31, 1996         117.6   $ 117.6    $ 360.3   $ 854.9       $ (70.7)    $1,262.1

The accompanying notes are an integral part of the consolidated financial statements.

(1)TECO Energy had 400 million shares of $1 par value common stock authorized in 1996, 1995 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Principles of Consolidation
     The significant accounting policies for both utility and diversified operations are as follows:
     The consolidated financial statements include the accounts of TECO Energy, Inc. (TECO Energy) and its wholly owned subsidiaries.
     The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.
     The proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane's and TECO Oil & Gas s undivided interest in joint venture property is included in the consolidated financial statements.
     All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Basis of Accounting
     Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission
(FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in Tampa Electric's experience, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with various regulatory agreements approved by the FPSC in 1995 and 1996. In the future, these revenues will be recognized as allowed under the terms of the agreements.
     Tampa Electric's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout, conservation and environmental costs. These adjustment factors are based on costs projected by Tampa Electric for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     In August 1996, the FPSC approved Tampa Electric's petition for r e c o v ery of certain environmental compliance costs through the environmental cost recovery clause.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 were no longer recovered through the cost recovery clause.
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the ten-year period beginning April 1, 1995. In 1996 and 1995, $2.7 million and $2 million, respectively, of buy-out costs were amortized to expense.
     Certain other costs incurred by Tampa Electric are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     Tampa Electric accrues base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
     In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provides for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consists of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.
     In October 1996, the FPSC approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of all of the expected capital costs and operations and maintenance expenses associated with the Polk Power Station, and calls for an extension of the base rate freeze established in the May agreement through 1999. Under the October agreement, the $25-million refund established in the May agreement remains intact and customers will receive a $25-million temporary base rate reduction to be reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997.

Depreciation
     TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for 1996 and 1995, and 4.2% for 1994.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Asset Impairment
     FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of (FAS 121), effective for years beginning after Dec. 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the company be reviewed for impairment. The company periodically assess whether there has been a permanent impairment of its long-lived assets, in accordance with FAS 121. No write-down of assets due to impairment was required in 1996.

Foreign operations
     The functional currency of TPS Guatemala One, Inc. s partnership in Guatemala is the U.S. dollar. Transactions conducted in Guatemala in the local currency, the quetzal, are remeasured to the U.S. dollar for financial reporting purposes with aggregate transaction gains or losses included in net income. The aggregate transaction losses included in net income in 1996 and 1995 were not significant.
     The partnership is protected from any significant currency gains or losses by the terms of the power sales agreement in which payments are defined in U.S. dollars.

Deferred Income Taxes
     TECO Energy utilizes the liability method in the measurement of d e ferred income taxes. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Tampa Electric is a regulated enterprise, and its books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

Investment Tax Credits
     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1996 and 1995, and 7 . 28% for 1994. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Capitalized Development Costs
     TeCom, a subsidiary of TECO Energy, is developing for market an advanced energy management and home automation system for residential and commercial applications. In 1996, TeCom capitalized $4.9 million of product development costs. The costs capitalized in 1996 and those anticipated to be capitalized during the product enhancement period are expected to be amortized over the life of the product, estimated to be three years, starting in 1998 when TeCom anticipates its products will be available for general distribution.

Interest Capitalized
     Interest costs for the construction of TECO Coal's preparation plant and loadout facility, and TECO Power Services Alborada Power Station were capitalized and will be depreciated over the service lives of the related property. Such interest costs capitalized in 1995 and 1994 were not significant.

Short-Term Investments
     Short-term investments at Dec. 31, 1995 included $32.2 million of trading securities, which had a cost basis of $31.4 million. These investments were liquidated in 1996. The estimated fair market value for 1995 was based on quoted market prices. Trading securities consist of a hedged equity investment in a utility portfolio. Realized gains and losses were determined on the specific identification cost basis. The change in net unrealized gains and losses on trading securities included in earnings in 1996 and 1995 was not significant.

Other Investments
     Other investments include longer-term passive investments, primarily leveraged leases.

Coalbed Seam Gas Properties
     TECO Coalbed Methane, a subsidiary of TECO Energy, has developed jointly the natural gas potential in a portion of Alabama's Black Warrior Basin.
     TECO Coalbed Methane utilizes the successful efforts method to account for its gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     Capitalized costs are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.
     Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1996 and 1995 were $207.1 million and $203.3 million, respectively. Net proven reserves at Dec. 31, 1996 and 1995 were as follows:

Net Proven Reserves - Coalbed Methane Gas

(billion cubic feet)              1996           1995
Proven reserves,
  beginning of year               184.0          172.7
Production                        (19.8)         (20.3)
Purchases of minerals in place       --            5.0
Revisions of previous estimates    26.3           26.6
Proven reserves, end of year      190.5          184.0
Number of wells                     657            556

Conventional Oil and gas Properties
     TECO Oil & Gas, a subsidiary of TECO Energy, has entered into joint ventures with several partners to explore for oil and gas in the shallow gulf waters off Texas and Louisiana.
     TECO Oil & Gas utilizes the successful efforts method to account for its oil and gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     At Dec. 31, 1996 aggregate capitalized costs were $19.5 million. Net proven reserves at Dec. 31, 1996 were 11.0 billion cubic feet from two wells.


Reclassifications and Restatements
     Certain 1995 and 1994 amounts were reclassified or restated to conform with current year presentation.

B.   Common Equity
Stock-based Compensation
     In April 1996, the shareholders approved the 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan superseded the 1990 Equity Incentive Plan (the "1990 Plan") which superseded the 1980 Stock Option and Appreciation Rights Plan (the "1980 Plan") and no additional grants will be made under the superseded Plans. The rights of holders of outstanding options under the 1990 Plan and the 1980 Plan were not affected. The purpose of the 1996 Plan is to attract and retain key employees of the company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the company. The 1996 Plan amended the 1990 Plan to increase the number of shares of common stock subject to grants by 3,750,000 shares, expand the types of awards available to be granted and specify a limit on the maximum number of shares with respect to which stock options and stock appreciation rights may be made to any participant under the Plan. Under the 1996 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers and key employees of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each a w ard, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.
     In April 1996, under the 1996 Plan, 293,100 stock options were granted, each with a weighted average option price of $23.69 and a maximum term of 10 years. In addition, 79,600 shares of restricted stock were awarded, each with a weighted average fair value of $23.69. Compensation expense recognized in 1996 for stock grants awarded under the 1996 Plan was $.5 million. In general, the stock grants are restricted subject to continued employment; vesting occurs at normal retirement age.
     Stock option transactions during the last three years under the 1996 Plan, the 1990 Plan and the 1980 Plan (collectively referred to as the "Equity Plans"), are summarized as follows:

Stock Options - Equity Plans

                                     Option          Weighted Avg.
                                     Shares              Option
                                   (thousands)            Price
1996
Outstanding, beginning of year         2,263             $18.99
 Granted                                 293             $23.69
 Exercised                               268             $17.42
 Canceled                                  2             $23.56
Outstanding, end of year               2,286             $19.77
Exercisable, end of year               2,286             $19.77
Available for grant                    5,314
1995
Outstanding, beginning of year         1,913             $18.48
 Granted                                 488             $20.78
 Exercised                               100             $16.47
 Canceled                                 38             $23.11
Outstanding, end of year               2,263             $18.99
Exercisable, end of year               2,263             $18.99
Available for grant                    1,936
1994
Outstanding, beginning of year         1,567             $17.88
 Granted                                 401             $19.45
 Exercised                                55             $14.37
 Canceled                                 --              --
Outstanding, end of year               1,913             $18.48
Exercisable, end of year               1,505             $17.10
Available for grant                    2,386

     As of Dec. 31, 1996, the 2.3 million options outstanding and currently exercisable under the Equity Plans are summarized in the following table:

Stock Options Outstanding at Dec. 31, 1996

                                                   Weighted
                                      Weighted        Avg.
      Option                             Avg.     Remaining
      Shares            Range of       Option    Contractual
   (thousands)       Option Prices      Price        Life

          318      $11.5  -$14.5625     $13.11      3 Years
        1,968      $17.375-$23.6875     $20.85      7 Years


     The 1991 Director Stock Option Plan (the 1991 Plan ) provides grants of stock options to non-employee directors on the first trading day following each annual meeting of shareholders. This plan provides for an initial grant of options for 10,000 shares to each new director, and an annual grant of options for 2,000 shares thereafter, with an exercise price equal to the fair market value on the date of grant and a maximum term of 10 years. In April 1996, 40,000 options were granted, each with a weighted average option price of $23.63. Transaction during the last three years under the Director Stock Option Plan are summarized as follows:

Director Stock Option Plan
                                     Option           Weighted Avg.
                                     Shares              Option
                                   (thousands)            Price

1996
Outstanding, beginning of year          175               $19.13
 Granted                                 40               $23.63
 Exercised                               --                --
 Canceled                                --                --
Outstanding, end of year                215               $19.96
Exercisable, end of year                215               $19.96
Available for grant                     246

1995
Outstanding, beginning of year          171               $18.86
 Granted                                 20               $21.13
 Exercised                               14               $18.13
 Canceled                                 2               $23.40
Outstanding, end of year                175               $19.13
Exercisable, end of year                175               $19.13
Available for grant                     286

1994
Outstanding, beginning of year          149               $18.72
 Granted                                 22               $19.81
 Exercised                               --                --
Outstanding, end of year                171               $18.86
Exercisable, end of year                149               $18.19
Available for grant                     304

     As of Dec. 31, 1996, the 215,000 options outstanding and currently exercisable under the 1991 Plan with option prices of $17.7188-$23.625, had a weighted average option price of $19.96 and a weighted average remaining contractual life of 6 years.
     In January 1997, the Board of Directors adopted the 1997 Director Equity Plan (the "1997 Plan"), subject to shareholder approval, as an amendment and restatement of the 1991 Plan. Upon such approval the 1997 Plan would supersede the 1991 Plan and no additional grants will made under the 1991 Plan. The rights of the holders of outstanding options under the 1991 Plan would not be affected. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan would be administered by the Board of Directors. The 1997 Plan would amend the 1991 Plan to increase the number of shares of common stock subject to grants by 250,000 shares, expand the types of awards available to be granted and replace the current fixed formula grant by giving the Board discretionary authority to determine the amount and timing of awards under the Plan.

     TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1991 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:
                                1996           1995
Net Income   As reported      $200.7         $186.1
(millions)   Pro forma        $200.0         $185.2

EPS          As reported      $ 1.71         $ 1.60
             Pro forma        $ 1.71         $ 1.59

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 6.42% for 1996 and 7.05% for 1995; (b) a volatility factor based upon the average trading price for the 36-month periods ending Dec. 31, 1996 and 1995; (c) a dividend yield based upon the rate in effect for the 36-month periods ending Dec. 31, 1996 and 1995; and (d) an average expected option life of 6 years.

Dividend Reinvestment Plan
     In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan (DRP). TECO Energy raised common equity of $9.2 million, $9.4 million and $10.6 million from this plan in 1996, 1995 and 1994, respectively. In 1997, the DRP will purchase shares of TECO Energy common stock on the open market for plan participants.

Shareholder Rights Plan
     In 1989, TECO Energy declared a distribution of Rights to purchase one additional share of the company's common stock at a price of $40 per share for each share outstanding. The Rights expire in May 1999. The Rights will become exercisable 10 days after a person acquires 20 percent or more of the company's outstanding common stock or commences a tender offer that would result in such person owning 30 percent or more of such stock or at the time the Board of Directors declares a person who acquired 10 percent or more of such stock to be an "adverse person." If any person acquires 20 percent or more of the outstanding common stock or the Board declares that a person is an adverse person, the rights of holders, other than such acquiring person or adverse person, become rights to buy shares of common stock of the company (or of the acquiring company if the company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the exercise price of each right.
     The company may redeem the Rights at a price of $.005 per Right until 10 days after a person acquires 20 percent or more of the outstanding common stock but not after the Board has declared a person to be an adverse person.

Employee Stock Ownership Plan
     Effective Jan. 1, 1990, TECO Energy amended the TECO Energy Group Retirement Savings Plan, a tax-qualified benefit plan available to substantially all employees, to include an employee stock ownership plan
(ESOP). During 1990, the ESOP purchased 7 million shares of TECO Energy common stock on the open market for $100 million. The share purchase was financed through a loan from TECO Energy to the ESOP. This loan is at a fixed interest rate of 9.3% and will be repaid from dividends on ESOP shares and from TECO Energy's contributions to the ESOP.
     TECO Energy's contributions to the ESOP were $3.6 million, $4.8 million and $7.6 million in 1996, 1995 and 1994, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:

(millions)                       1996           1995           1994
Interest expense                 $8.0           $8.3           $8.8
Compensation expense              4.9            4.9            5.7
Dividends                        (7.5)          (7.1)          (6.9)
Net ESOP expense                 $5.4           $6.1           $7.6

     Compensation expense was determined by the shares allocated method. At Dec. 31, 1996, the ESOP had 1.8 million allocated shares, .1 million committed-to-be-released shares, and 4.8 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.
     For financial statement purposes, the unallocated shares of TECO Energy stock are reflected as a reduction of common equity, classified as unearned compensation. Dividends on all ESOP shares are recorded as a reduction of retained earnings, as are dividends on all TECO Energy common stock. The tax benefit related to the dividends paid to the ESOP for allocated shares is a reduction of income tax expense and for unallocated shares is an increase in retained earnings. All ESOP shares are considered outstanding for earnings per share computations.
C. Preferred Stock

Preferred Stock of TECO Energy - $1 Par
10 million shares authorized, none outstanding.

Preferred Stock of Tampa Electric - No Par
2.5 million shares authorized, none outstanding.

Preference Stock of Tampa Electric - No Par
2.5 million shares authorized, none outstanding.

Preferred Stock of Tampa Electric - $100 Par Value
1.5 million shares authorized

                                       Outstanding     Cash Dividends
                                       Dec.31, 1996    Paid in 1996(1)

                           Current
                          Redemption                    Per
                            Price     Shares Amount(2) Share Amount(2)
   4.32% Cumulative,
     Series A            $103.75     49,600    $ 5.0   $4.32  $ .2
   4.16% Cumulative,
     Series B            $102.875    50,000      5.0   $4.16    .2
   4.58% Cumulative,
     Series D            $101.00    100,000     10.0   $4.58    .5
   8.00% Cumulative,
     Series E              --           --       --      --     .5 (3)
   7.44% Cumulative,
     Series F              --           --       --      --     .7 (3)
                                    199,600    $20.0          $2.1


(1) Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2) Millions.
(3) Amounts paid in 1996 for Series E and F reflect dividends paid through April 29, 1996, the date that these series were redeemed.

     In April 1996, Tampa Electric retired $35 million aggregate par value of 8.00% Series E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.
     At Dec. 31, 1996, preferred stock had a carrying amount of $20.0 million and an estimated fair market value of $12.6 million. The estimated fair market value of preferred stock was based on quoted market prices.

D.   Short-term Debt
     Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.43% and 5.76% at Dec. 31, 1996 and Dec. 31, 1995, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1996 were $367 million. Certain lines of credit require commitment fees ranging from .05% to
 .1875% on the unused balances.
     During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance will pay a fixed rate of 5.8% and will receive a floating rate based on a 30-day commercial paper index. There would not have been a significant gain or loss to terminate this agreement at Dec. 31, 1996. The benefits of this agreement are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The costs of this agreement did not have a significant impact on interest expense in 1996 or 1995.

E.   Long-term Debt
                                                             Dec. 31,
(millions)                                  Due         1996         1995
TECO Energy
Medium-term notes payable: 9.28% for
  1996 and 1995(1)                       1997-2000  $  100.0     $  100.0

Tampa Electric
First mortgage bonds (issuable in series):
 5 1/2%                                    1996           --         25.0
 7 3/4%                                    2022         75.0         75.0
 5 3/4%                                    2000         80.0         80.0
 6 1/8%                                    2003         75.0         75.0
Installment contracts payable(2)
 5 3/4%                                    2007         24.1         24.4
 7 7/8% Refunding bonds(3)                 2021         25.0         25.0
 8% Refunding bonds(3)                     2022        100.0        100.0
 6 1/4% Refunding bonds(4)                 2034         86.0         86.0
 5.85%                                     2030         75.0           --
 Variable rate: 3.56% for 1996 and
  3.81% for 1995(1)                        2025         51.6         51.6
 Variable rate: 3.43% for 1996 and
  3.72% for 1995(1)                        2018         54.2         54.2
 Variable rate: 3.67% for 1996 and
 3.90% for 1995(1)(5)                      2020         20.0         16.9
                                                       665.9        613.1

Diversified Companies
Dock and wharf bonds, variable rate:
 3.56% for 1996 and 3.74% for 1995(1)(2)   2007        110.6        110.6
Mortgage notes payable: 7.6%             1997-2003       1.7          3.3
Non-recourse secured facility notes,
 Series A: 7.8%                          1997-2012     148.5        153.2
                                                       260.8        267.1

TECO Finance
Medium-term notes payable, various rates:
 7.04% for 1996 and 1995(1)              1997-2002      50.0         50.0
Unamortized debt premium (discount), net                (3.7)        (4.0)
                                                     1,073.0      1,026.2

Less amount due within one year(6)                      76.7         31.3

Total long-term debt                                $  996.3      $ 994.9

(1)  Composite year-end interest rate.
(2)  Tax-exempt securities.
(3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(5) This amount is recorded net of $3.1 million on deposit with trustee at Dec. 31, 1995.
(6) Of the amount due in 1997, $.8 million may be satisfied by the substitution of property in lieu of cash payments.

           Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral.
     Maturities and annual sinking fund requirements of long-term debt for the years 1998, 1999, 2000 and 2001 are $7.2 million, $28.6 million, $137.5 million, and $8.1 million, respectively. Of these amounts $.8 million per year for 1998 through 2001 may be satisfied by the substitution of property in lieu of cash payments.
     At Dec. 31, 1996, total long-term debt had a carrying amount of $996.3 million and an estimated fair market value of $1,047.1 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
     Tampa Electric had an interest rate exchange agreement, which expired Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million per year in 1995 and 1994.

F.   Retirement Plan

     TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final earnings.
     The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 67 percent of plan assets were invested in common stocks and 33 percent in fixed income investments at Dec. 31, 1996.

Components of Net Pension Expense
(millions)
                                            1996      1995      1994
Service cost
  (benefits earned during the period)      $ 8.5     $ 7.2     $ 8.8
Interest cost on projected
  benefit obligations                       18.8      17.3      15.8
Less: Return on plan assets
  Actual                                    43.4      66.4      (3.7)
  Less net amortization of unrecognized
   transition asset and deferred return     18.6      43.3     (25.8)
Net return on assets                        24.8      23.1      22.1
Net pension expense                          2.5       1.4       2.5
Effect of restructuring charge                --        --      13.3
Net pension expense recognized
  in the Consolidated Statements
  of Income                                $ 2.5     $ 1.4     $15.8

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                              Dec. 31,     Dec. 31,
                                                 1996         1995

Fair market value of plan assets               $ 320.5      $ 286.7
Projected benefit obligation                    (262.2)      (260.2)

Excess of plan assets over projected
 benefit obligation                               58.3         26.5
Less unrecognized net gain from past
 experience different from that assumed           65.9         33.4
Less unrecognized prior service cost             (11.7)        (7.1)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                 8.5          9.5

Accrued pension prepayment/(liability)         $  (4.4)     $  (9.3)
Accumulated benefit obligation
 (including vested benefits of
 $196.7 for 1996 and $193.2 for 1995)          $ 220.0      $ 215.2

Assumptions Used in Determining Actuarial Valuations
                                                  1996         1995
Discount rate to determine projected
  benefit obligation                              7.75%         7.3%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%

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

Components of Postretirement Benefit Cost
(millions)
                                             1996     1995     1994

Service cost (benefits earned
    during the period)                      $ 2.2    $ 1.9    $ 2.2
Interest cost on projected
    benefit obligations                       5.9      6.3      5.3
Amortization of transition obligation
   (straight line over 20 years)              2.5      2.7      2.8
Amortization of actuarial (gain)/loss          .4       .2       .2
 Net periodic postretirement
    benefit expense                          11.0     11.1     10.5
Effect of restructuring charge                 --       --      2.7
Net periodic postretirement
    benefit expense recognized in the
    Consolidated Statements of Income       $11.0    $11.1    $13.2

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                   Dec. 31,  Dec. 31,
                                                     1996      1995
Accumulated postretirement benefit obligation
 Active employees eligible to retire                $ (4.9)    $(4.8)
 Active employees not eligible to retire             (26.0)    (30.9)
 Retirees and surviving spouses                      (49.2)    (51.9)
                                                     (80.1)    (87.6)
Less unrecognized net gain/(loss)
  from past experience                               (12.0)    (19.2)
Less unrecognized transition obligation              (39.7)    (46.2)
 Liability for accrued postretirement benefit       $(28.4)   $(22.2)


Assumptions Used in Determining Actuarial Valuations
                                                      1996      1995
Discount rate to determine projected
  benefit obligation                                  7.75%     7.3%

     The assumed health care cost trend rate for medical costs prior to age 65 was 10.25% in 1996 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.25% in 1996 and decreases to 5.75% in 2002 and thereafter.
     A 1 percent change in the medical trend rates would produce an 7 percent ($.6 million) change in the aggregate service and interest cost for 1996 and an 8 percent ($6.3 million) change in the accumulated postretirement benefit obligation as of Dec. 31, 1996.

H. Restructuring Charge

In 1994, TECO Energy implemented a corporate restructuring program which resulted in a $25-million charge ($15 million after tax) and reduced earnings per share by $.13. The cost of this restructuring program reflects charges for 241 early retirements, the elimination of other positions and other cost control initiatives. Approximately $1.7 million of this charge was paid in 1994 and $6.3 million in 1995. No amount remained payable at the end of 1996. The impact on pension cost resulting from the restructuring as determined under the provisions of FAS 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, was approximately $13.3 million. The impact on postretirement benefits as determined under FAS 106, Accounting for Postretirement Benefits Other Than Pensions, was approximately $2.7 million. These amounts are included as part of the total 1994 charge of $25 million. See Note F and Note G.

I. Income Tax Expense

Income tax expense consists of the following components:

(millions)                                 Federal  State    Total


1996
 Currently payable                         $ 57.8   $ 11.2  $ 69.0
 Deferred                                     7.5       --     7.5
 Amortization of investment tax credits      (5.1)      --    (5.1)

  Total income tax expense                 $ 60.2   $ 11.2  $ 71.4

1995
 Currently payable                         $ 68.4   $ 13.3  $ 81.7
 Deferred                                   (16.6)     (.7)  (17.3)
 Amortization of investment tax credits      (5.3)      --    (5.3)
  Total income tax expense                 $ 46.5   $ 12.6  $ 59.1

1994
 Currently payable                         $ 54.7   $ 10.0  $ 64.7
 Deferred                                    (8.3)    (3.8)  (12.1)
 Investment tax credits                      (1.3)      --    (1.3)
 Amortization of investment tax credits      (5.5)      --    (5.5)

  Total income tax expense                 $ 39.6   $  6.2  $ 45.8

     D e ferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)                                Dec. 31,         Dec. 31,
                                           1996              1995
Deferred income tax assets(1)
 Property related                          $ 54.3           $ 43.7
 Other                                       22.4             22.2
  Total deferred income tax assets           76.7             65.9

Deferred income tax liabilities(1)
 Property related                          (465.0)          (423.6)
 Basis difference in oil and gas
  producing properties                      (23.6)           (22.8)
 Revenue deferral plan (2)                   23.1             19.6
 Alternative minimum tax
  credit carryforward                        22.2             23.8
 Other                                       16.6              6.4
  Total deferred income
    tax liabilities                        (426.7)          (396.6)
  Accumulated deferred income taxes       $(350.0)         $(330.7)

(1) Certain property related assets and liabilities have been netted.
(2) In 1997 an estimated $12.4 million of deferred taxes related to deferred revenue is expected to currently reverse.

    The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                 1996      1995      1994

Net income                                $200.7    $186.1    $153.2
Total income tax provision                  71.4      59.1      45.8
Preferred dividend requirements              1.8       3.6       3.6
 Income before income taxes and
   preferred dividend requirements        $273.9    $248.8    $202.6

Income taxes on above at federal
  statutory rate of 35%                   $ 95.8    $ 87.1    $ 70.9
Increase (Decrease) due to:
 State income tax, net of
   federal income tax                        7.3       8.2       4.0
 Amortization of investment
   tax credits                              (5.1)     (5.3)     (5.5)
 Non-conventional fuels tax credit         (19.6)    (20.6)    (19.6)
 Equity portion of AFUDC                    (5.8)     (4.9)     (1.4)
 Other                                      (1.2)     (5.4)     (2.6)
  Total income tax provision              $ 71.4    $ 59.1    $ 45.8

Provision for income taxes as a percent
  of income before income taxes             26.1%     23.8%     22.6%

J.   Segment Information
     TECO Energy's principal business segment is Energy Services. This segment has been separated into two components: Regulated Electric Utility Services and Other Energy Services which includes the transportation, coal mining, coalbed methane gas and oil and gas production, independent power generation, energy management and energy services subsidiaries. All other activities of TECO Energy have been included in Other.

    Identifiable  assets  are  those  assets  used directly in a segment's operations and are presented net of depreciation.
                                                 Income                Identifiable     Capital
                                                  From                    Assets     Expenditures
(millions)                        Revenues    Operations Depreciation  at Dec. 31,   for the Year
1996
 Regulated electric
  utility services             $1,112.9 (1)   $244.0           $120.2     $2,645.8        $203.3
 Other energy services            556.2        103.9 (2)         64.4        879.3          68.9
 Eliminations                    (202.0)        (7.6)(2)           --        (83.3)           --
 Energy services segment        1,467.1        340.3            184.6      3,441.8         272.2
 Other and eliminations             5.9          2.6               .6        118.9          (4.5)
 TECO Energy
  consolidated                 $1,473.0       $342.9           $185.2     $3,560.7        $267.7

1995
 Regulated electric
  utility services             $1,092.3 (1)   $229.5           $113.3     $2,566.7        $334.5
Other energy services            500.4         93.5 (2)         61.1        838.3          95.8
 Eliminations                    (205.3)        (8.2)(2)           --        (86.1)           --
 Energy services segment        1,387.4        314.8            174.4      3,318.9         430.3
 Other and eliminations             4.9          2.9               .3        154.5           2.4
 TECO Energy
  consolidated                 $1,392.3       $317.7           $174.7     $3,473.4        $432.7
























1994
 Regulated electric
  utility services             $1,094.9       $204.5           $115.1     $2,348.7        $230.8
 Other energy services            465.7         67.3 (2)         58.6        803.2          78.0
 Eliminations                    (214.5)        (6.9)(2)           --        (19.8)           --
 Energy services segment        1,346.1        264.9            173.7      3,132.1         308.8
 Other and eliminations             4.8          4.9               .3        180.1            .3
 TECO Energy
  consolidated                 $1,350.9       $269.8(3)        $174.0     $3,312.2        $309.1

(1) Revenues shown in 1996 and 1995 are after the revenue deferral at Tampa Electric of $34.2 million and $50.8 million, respectively.
(2) Income from operations includes non-conventional fuels tax credit of $19.6 million, $20.6 million and $19.6 million in 1996, 1995 and 1994, respectively, and interest cost on the non-recourse debt related to independent power operations of $12.0 million, $12.4 million and $12.7 million in 1996, 1995 and 1994, respectively. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
(3) Income from operations in 1994 includes the effect of a corporate restructuring charge of $25 million. See Note H.

K.   Pending Merger

     TECO Energy and Lykes Energy have agreed to merge in a stock-for-stock transaction with an equity value of $300 million. The number of TECO Energy shares to be issued will depend on the average market price during a specified period prior to the closing, subject to certain limitations. The principal subsidiary of Lykes Energy is Peoples Gas System, a regulated, retail gas distributor in Florida. This merger, to be accounted for as a pooling of interest, has been approved by both companies' boards of directors and the shareholders of Lykes Energy. The merger is subject to certain closing conditions with closing expected by mid-year 1997.

L.   Commitments and Contingencies

     TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital expenditures for ongoing businesses during 1997 will be about $185 million and approximately $763 million for the years 1998 through 2001.
     Tampa Electric's capital expenditures are estimated to be $116 million for 1997 and $470 million for 1998 through 2001 for equipment and facilities to meet customer growth. This includes commitments of approximately $7 million at the end of 1996.
     At the diversified companies, capital expenditures are estimated at $69 million for 1997 and $293 million for the years 1998 through 2001, primarily for asset replacement and refurbishment at TECO Transport & Trade and TECO Coal and development of TECO Oil & Gas. This includes commitments of about $9 million at the end of 1996.
     Capital requirements for Peoples Gas System and Peoples Gas Company, both wholly owned subsidiaries of Lykes Energy, are not reflected in the above projections. Capital investment plans for these companies are still being developed.

L.   Quarterly Data (unaudited)

Financial data by quarter is as follows (unaudited):

                                           Quarter ended
                              March 31   June 30  Sept. 30   Dec. 31
1996
 Revenues(1)                 $  341.1  $  361.5  $  400.9   $ 369.5
 Income from operations(1)   $   68.1  $   80.6  $  106.4   $  87.8
 Net income(1)               $   41.5  $   48.3  $   65.4   $  45.5
 Earnings per average
  common share               $    .36  $    .41  $    .56   $   .38
 Dividends paid per common
  share                      $   .265  $    .28  $    .28   $   .28
 Stock price per common
  share(2)
   High                      $ 27      $ 25 1/4  $ 25 1/4   $ 25 3/8
   Low                       $ 23 3/4  $ 23      $ 23       $ 23 1/4
   Close                     $ 24 7/8  $ 25 1/4  $ 23 3/4   $ 24 1/8
1995
 Revenues(1)                 $  319.1  $  349.7  $  389.1   $ 334.4
 Income from operations(1)   $   66.0  $   80.7  $  107.1   $  63.9
 Net income(1)               $   36.5  $   46.4  $   63.2   $  40.0
 Earnings per average
  common share               $    .31  $    .40  $    .55   $   .34
 Dividends paid per common
  share                      $  .2525  $   .265  $   .265   $  .265
 Stock price per common
  share(2)
   High                      $ 22 1/8  $ 22 3/4  $ 23 1/2   $ 25 3/4
   Low                       $ 20      $ 20 1/2  $ 21 1/4   $ 23 1/8
   Close                     $ 21      $ 22      $ 23 1/2   $ 25 5/8

(1)  Millions.
(2)  Trading prices for common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period Jan. 1, 1995 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 4 of TECO Energy's definitive proxy statement, dated March 3, 1997, for its Annual Meeting of Shareholders to be held on April 16, 1997 (Proxy Statement) and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 17 of this report.

Item 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is included in the Proxy Statement beginning on page 9 and ending just before the caption "Approval of the 1997 Director Equity Plan" on page 11 and under the caption "Compensation of Directors" on page 4, and is incorporated herein by reference.

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

                               PART IV

Item 14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON
           FORM 8-K.

(a)  1. Financial Statements - See index on page 39.
     2. Financial Statement Schedules - See index on page 39.
     3. Exhibits
     *2.1 Conformed copy of Agreement and Plan of Merger dated as of Nov. 21, 1996, between TECO Energy, Inc. and Lykes Energy, Inc. (Exhibit 2.1 to TECO Energy, Inc.'s Registration Statement on S-4 filed on Nov. 22, 1996, File No. 333-16683).
     *2.2 Conformed copy of Stock Option Agreement dated as of Nov. 21, 1996, between Lykes Energy, Inc. and TECO
             E n ergy, Inc.(Exhibit 2.2 to TECO Energy, Inc.'s Registration Statement on S-4 filed on Nov. 22, 1996, File No. 333-16683).
     *3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).
     *3.2 Bylaws, as amended effective July 18, 1995 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1995 of TECO Energy, Inc.).
     *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
     *4.2    Thirteenth  Supplemental  Indenture  dated as of Jan. 1,
             1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
     *4.3    Sixteenth  Supplemental  Indenture, dated as of Oct. 30,
             1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.4 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.5 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.6 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.7 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.8 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.9 Amendment to Exhibit A of Installment Purchase Contract, dated April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.10 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of TECO Energy, Inc.).
     *4.11 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.12 Installment Purchase Contract between the Hillsborough C o unty Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).
     *4.13 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of

             TECO Energy, Inc.).
     *4.14 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.15 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).
     *4.16 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.17 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.18   Installment  Sales  Agreement  between  the  Plaquemines
             Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.19 Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).
     *4.20 Rights Agreement between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent, dated as of April 27, 1989 (Exhibit 4, Form 8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
     *4.21 Amendment No. 1 to Rights Agreement dated as of July 20, 1993 between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of TECO Energy, Inc.).
      4.22 Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee.
     *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
     *10.2 Directors' Retirement Plan, as amended effective July 1, 1995 (Exhibit 10.1, Form 10-Q for quarter ended June 30, 1995 of TECO Energy, Inc.).
     *10.3 S u pplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
      10.4 Supplemental Executive Retirement Plan for T. L. Guzzle, as amended and restated as of Oct. 16, 1996.
      10.5 Supplemental Executive Retirement Plan for R. H. Kessel, as amended and restated as of Jan. 15, 1997.
      10.6   TECO  Energy  Group  Supplemental  Executive  Retirement
             Plan, as amended and restated as of Oct. 16, 1996.
      10.7   TECO Energy Group Supplemental Retirement Benefits Trust
             Agreement as amended and restated as of Jan. 15, 1997. *10.8 Annual Incentive Compensation Plan for TECO Energy and
             subsidiaries, as revised January 1993 (Exhibit 10.2, Form 10-Q for quarter ended March 31, 1994 of TECO Energy, Inc.).
     *10.9 TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).
     *10.10 Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996.
     *10.11 Severance Agreement between TECO Energy, Inc. and H.L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.12  Loan  and  Stock Purchase Agreement between TECO Energy,
             Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).
     *10.13 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.26, Form 10-K for 1991 of TECO Energy, Inc.).
      10.14 Supplemental Executive Retirement Plan for A.D. Oak, as amended and restated as of Oct. 16, 1996.
      10.15 Supplemental Executive Retirement Plan for K. S. Surgenor, as amended and restated as of Oct. 16, 1996.
     *10.16 Terms of T.L. Guzzle's employment, dated as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
      10.17 Supplemental Executive Retirement Plan for G. F. Anderson, as amended and restated as of Oct. 16, 1996.
     *10.18 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).
     *10.19 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
      10.20 Supplemental Executive Retirement Plan for R. A. Dunn, as amended and restated as of Jan. 15, 1997.
     *10.21 TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1996 of TECO Energy, Inc.).
     *10.22 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.23 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.24 Form of Restricted Stock Agreement between TECO Energy, Inc. and G. F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     11.     Computation of earnings per common share.
     21.     Subsidiaries of the Registrant.
     23.     Consent of Independent Accountants.
     24.1    Power of Attorney.
     24.2    Certified   copy  of  resolution  authorizing  Power  of
             Attorney.
     27.     Financial Data Schedule (EDGAR filing only).
     _____________
     * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.

Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.11 and 10.13 through 10.24 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

     Certain instruments defining the rights of holders of long-term debt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding
10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b) TECO Energy, Inc. filed the following reports on Form 8-K during the last quarter of 1996.

The registrant filed a Current Report on Form 8-K dated Oct. 9, 1996 reporting under Item 5. Other Events announcing the Florida Public Service Commission s vote to approve the agreement among Tampa Electric Company, the Office of Public Counsel and the Florida Industrial Power Users Group which resolves all regulatory issues related to a prudence review of Tampa Electric Company s Polk Power Station, extends the current base rate freeze through 1999 and provides for a temporary reduction in base rates.

The registrant filed a Current Report on Form 8-K dated Nov. 21, 1996 reporting under Item 5. Other Events that the registrant and Lykes Energy, Inc. ( LEI ) entered into an Agreement and Plan of Merger pursuant to which the registrant will acquire LEI through the merger of LEI with and into the registrant or, subject to certain conditions, with a wholly owned subsidiary of the registrant.

The registrant filed a Current Report on Form 8-K dated Dec. 5, 1996 reporting under "Item 5. Other Events" announcing approval by the shareholders of LEI of the previously announced merger of LEI with the registrant.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                                  TECO ENERGY, INC.

                          By  T. L. GUZZLE*
                              T. L. GUZZLE, Chairman of the Board,
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997:

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

     J. A. URQUHART*              Director
     J. A. URQUHART

     J. O. WELCH, JR.*            Director
     J. O. WELCH, JR.

     *By: /s/ A. D. OAK
              A. D. OAK, Attorney-in-fact

                          INDEX TO EXHIBITS
 Exhibit                                                         Page
  No.     Description                                             No.

 2.1      Conformed copy of Agreement and Plan of Merger            *
          dated as of Nov. 21, 1996, between TECO Energy,
          Inc. And Lykes Energy, Inc. (Exhibit 2.1 to
          TECO Energy, Inc. s Registration Statement on
          S-4 filed on Nov. 22, 1996, File No. 333-16683).
 2.2      Conformed copy of Stock Option Agreement                  *
          dated as of Nov. 21, 1996, between Lykes Energy, Inc.
          and TECO Energy, Inc.(Exhibit 2.2 to TECO Energy,
          Inc. s Registration Statement on S-4 filed on Nov. 22, 1996, File No. 333-16683).
 3.1      Articles of Incorporation, as amended on                  *
          April 20, 1993 (Exhibit 3, Form 10-Q for the
          quarter ended March 31, 1993 of TECO Energy,
          Inc.).
 3.2      Bylaws, as amended effective                              *
          July 18, 1995 (Exhibit 3, Form 10-Q for the
          quarter ended June 30, 1995 of TECO Energy, Inc.).
 4.1      Indenture of Mortgage among Tampa Electric                *
          Company, State Street Trust Company and First
          Savings & Trust Company of Tampa, dated as of
          Aug. 1, 1946 (Exhibit 7-A to Registration
          Statement No. 2-6693).
 4.2      Thirteenth Supplemental Indenture dated as                *
          of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
 4.3      Sixteenth Supplemental Indenture, dated as                *
          of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
          Form 10-Q for the quarter ended Sept. 30, 1992 of
          TECO Energy, Inc.).
 4.4      Eighteenth Supplemental Indenture, dated as               *
          of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form
          10-Q for the quarter ended June 30, 1993 of TECO
          Energy, Inc.).
 4.5      Installment Purchase and Security Contract                *
          between the Hillsborough County Industrial
          Development Authority and Tampa Electric Company,
          dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
          for 1986 of TECO Energy, Inc.).
 4.6      First Supplemental Installment Purchase and               *
          Security Contract, dated as of Dec. 1, 1974
          (Exhibit 4.10, Form 10-K for 1986 of TECO Energy,
          Inc.).
 4.7      Third Supplemental Installment Purchase                   *
          Contract, dated as of May 1, 1976 (Exhibit 4.12,
          Form 10-K for 1986 of TECO Energy, Inc.).
 4.8      Installment Purchase Contract between the                 *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of
          TECO Energy, Inc.).
 4.9      Amendment to Exhibit A of Installment                     *
          Purchase Contract, dated  April 7, 1983 (Exhibit

          4.14, Form 10-K for 1989 of TECO Energy, Inc.).
 4.10     Second Supplemental Installment Purchase                  *
          Contract, dated as of June 1, 1983 (Exhibit 4.11,
          Form 10-K for 1994 of TECO Energy, Inc.).
 4.11     Third Supplemental Installment Purchase                   *
          Contract, dated as of Aug. 1, 1989 (Exhibit 4.16,
          Form 10-K for 1989 of TECO Energy, Inc.).
 4.12     Installment Purchase Contract between the                 *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993
          of TECO Energy, Inc.).
 4.13     First Supplemental Installment Purchase                   *
          Contract, dated as of Aug. 2, 1984 (Exhibit 4.14,
          Form 10-K for 1994 of TECO Energy, Inc.).
 4.14     Second Supplemental Installment Purchase Contract,        *
          dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
          for the quarter ended June 30, 1993 of TECO
          Energy, Inc.).
 4.15     Loan and Trust Agreement among the Hillsborough           *
          County Industrial Development Authority, Tampa
          Electric Company and NCNB National Bank of
          Florida, as trustee, dated as of Sept. 24, 1990
          (Exhibit 4.1, Form 10-Q for the quarter ended
          Sept. 30, 1990 for TECO Energy, Inc.).
 4.16     Loan and Trust Agreement, dated as of Oct. 26,            *
          1992 among the Hillsborough County Industrial
          Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit
          4.2, Form 10-Q for the quarter ended Sept. 30,
          1992 of TECO Energy, Inc.).
 4.17     Loan and Trust Agreement, dated as of                     *
          June 23, 1993, among the Hillsborough County
          Industrial Development Authority, Tampa Electric
          Company and NationsBank of Florida, N.A., as
          trustee (Exhibit 4.2, Form 10-Q for the quarter
          ended June 30, 1993 of TECO Energy, Inc.).
 4.18     Installment Sales Agreement between the                   *
          Plaquemines Port, Harbor and Terminal District
          (Louisiana) and Electro-Coal Transfer
          Corporation, dated as of Sept. 1, 1985 (Exhibit
          4.19, Form 10-K for 1986 of TECO Energy, Inc.).
 4.19     Reimbursement Agreement between TECO Energy,              *
          Inc. and Electro-Coal Transfer Corporation, dated
          as of March 22, 1989 (Exhibit 4.19, Form 10-K for
          1988 of TECO Energy, Inc.).
 4.20     Rights Agreement between TECO Energy, Inc.                *
          and The First National Bank of Boston, as Rights
          Agent, dated as of April 27, 1989 (Exhibit 4,
          Form 8-K, dated as of May 2, 1989 of TECO Energy,
          Inc.).
 4.21     Amendment No. 1 to Rights Agreement dated as              *
          of July 20, 1993 between TECO Energy, Inc. and
          The First National Bank of Boston, as Rights
          Agent (Exhibit 1.2, Form 8-A/A, dated as of July
          27, 1993 of TECO Energy, Inc.).
 4.22     Loan and Trust Agreement, dated as of Dec. 1, 1996,      74
          among the Polk County Industrial Development
          Authority, Tampa Electric Company and the Bank of
          New York, as trustee.
10.1      1980 Stock Option and Appreciation Rights                 *
          Plan, as amended on July 18, 1989 (Exhibit 28.1,
          Form 10-Q for quarter ended June 30, 1989 of TECO
          Energy, Inc.).
10.2      Directors' Retirement Plan, as amended                    *
          effective July 1, 1995 (Exhibit 10.1, Form 10-Q
          for quarter ended June 30, 1995 of TECO Energy,
          Inc.).
10.3      Supplemental Executive Retirement Plan for                *
          H. L. Culbreath, as amended on April 27, 1989
          (Exhibit 10.14, Form 10-K for 1989 of TECO
          Energy, Inc.).
10.4      Supplemental Executive Retirement Plan                  168
          for T. L. Guzzle, as amended and restated as of
          Oct. 16, 1996.
10.5      Supplemental Executive Retirement Plan for              175
          R. H. Kessel, as amended and restated as of Jan.
          15, 1997.
10.6      TECO Energy Group Supplemental Executive Retirement     183
          Plan, as amended and restated as of Oct. 16, 1996
10.7      TECO Energy Group Supplemental Retirement Benefits      194
          Trust Agreement, as amended and restated as of
          Jan. 15, 1997.
10.8      Annual Incentive Compensation Plan for                    *
          TECO Energy and subsidiaries, as revised January
          1993 (Exhibit 10.2, Form 10-Q for quarter ended
          March 31, 1994 of TECO Energy, Inc.).
 10.9     TECO Energy Group Supplemental Disability                 *
          Income Plan, dated as of March 20, 1989 (Exhibit
          10.22, Form 10-K for 1988 of TECO Energy, Inc.).
10.10     Forms of Severance Agreement between TECO                 *
          Energy, Inc. and certain senior executives, as
          amended and restated as of March 20, 1996.
10.11     Severance Agreement between TECO Energy, Inc.             *
          and H.L. Culbreath, dated as of April 28, 1989
          (Exhibit 10.24, Form 10-K for 1989 of TECO
          Energy, Inc.).
10.12     Loan and Stock Purchase Agreement between                 *
          TECO Energy, Inc. and Barnett Banks Trust
          Company, N.A., as trustee of the TECO Energy
          Group Savings Plan Trust Agreement (Exhibit 10.3,
          Form 10-Q for the quarter ended March 31, 1990
          for TECO Energy, Inc.).
10.13     TECO Energy, Inc. 1991 Director Stock                     *
          Option Plan as amended on Jan. 21, 1992 (Exhibit
          10.26, Form 10-K for 1991 of TECO Energy, Inc.).
10.14     Supplemental Executive Retirement Plan                  208
          for A. D. Oak, as amended and restated as of Oct.
          16, 1996.
10.15     Supplemental  Executive Retirement Plan                 215
          for K. S. Surgenor, as amended and restated as of
          Oct. 16, 1996.
10.16     Terms of T.L. Guzzle's employment, dated                  *
          as of July 20, 1993 (Exhibit 10, Form 10-Q for
          the quarter ended June 30, 1993 of TECO Energy,
          Inc.).
10.17     Supplemental Executive Retirement Plan                  222
          for G. F. Anderson, as amended and restated as of
          Oct. 16, 1996.
10.18     TECO Energy Directors' Deferred Compensation Plan,        *
          as amended and restated effective April 1, 1994
          (Exhibit 10.1, Form 10-Q for the quarter ended
          March 31, 1994 for TECO Energy, Inc.).
10.19     TECO Energy Group Retirement Savings Excess Benefit       *
          Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
10.20 Supplemental Executive Retirement Plan for R. A. Dunn, 228 as amended and restated as of Jan. 15, 1997.
10.21     TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit     *
          10.1, Form 10-Q for the quarter ended March 31, 1996
          of TECO Energy, Inc.).
10.22     Form of Nonstatutory Stock Option under the TECO          *
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1,
          Form 10-Q for the quarter ended June 30, 1996 of TECO
          Energy, Inc.).
10.23     Form of Restricted Stock Agreement between TECO           *
          Energy, Inc. and certain senior executives under
          the TECO Energy, Inc. 1996 Equity Incentive Plan
          (Exhibit 10.2, Form 10-Q for the quarter ended June
          30, 1996 of TECO Energy, Inc.).
10.24     Form of Restricted Stock Agreement between TECO           *
          Energy, Inc. and G. F. Anderson under the TECO Energy,
          Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form
          10-Q for the quarter ended June 30, 1996 of TECO Energy,
          Inc.).

11.       Computation of earnings per common share.               235
21.       Subsidiaries of the Registrant.                         236
23.       Consent of Independent Accountants.                     237
24.1      Power of Attorney.                                      238
24.2      Certified copy of resolution authorizing Power of
          Attorney.                                               240
27.       Financial Data Schedule (EDGAR filing only).
_____________
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.