Form 10-Q
period 1997-03-31
TECO ENERGY INC
filed 1997-05-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

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

                                 Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1997):

                       Common Stock, $1 Par Value     117,727,694


                                                                     FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements

            In the opinion of management, the unaudited consolidated financial statements  include all adjustments (none of which were other than normal  or  recurring) necessary to present fairly the results for the  three-month periods ended March 30, 1997 and 1996.  Reference should  be  made to the explanatory notes affecting the income and balance  sheet  accounts  contained  in TECO Energy, Inc.'s Annual

            Report  on  Form  10-K for the year ended Dec. 31, 1996 and to the notes on pages 6 and 7 of this report.

                                                                     FORM 10-Q

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  March 31,          Dec. 31,
                                                     1997              1996
                                    Assets
Current assets
  Cash and cash equivalents                      $   22,031        $   12,178
  Short-term investments                                  6                 6
  Receivables, less allowance
     for uncollectibles                             161,286           190,093
  Inventories, at average cost
     Fuel                                            70,079            62,215
     Materials and supplies                          56,915            55,860
  Prepayments                                         7,099             8,921
                                                    317,416           329,273
Property, plant and equipment,
 at original cost
  Utility plant in service                        3,802,355         3,784,667
  Construction work in progress                      55,251            45,443
  Other property                                    896,495           891,510
                                                  4,754,101         4,721,620
  Accumulated depreciation                       (1,809,309)       (1,764,965)
                                                  2,944,792         2,956,655
Other assets
  Other investments                                  85,803            86,425
  Deferred income taxes                              77,937            76,702
  Deferred charges and other assets                 118,875           111,664
                                                    282,615           274,791
                                                 $3,544,823        $3,560,719

                            Liabilities and Capital
Current liabilities
  Long-term debt due within one year             $   76,847        $   76,664
  Notes payable                                     261,600           305,744
  Accounts payable                                  131,402           150,326
  Customer deposits                                  53,458            52,867
  Interest accrued                                   27,901            16,212
  Taxes accrued                                      14,047             9,758
                                                    565,255           611,571
Deferred income taxes                               420,508           426,724
Investment tax credits                               55,008            56,260
Regulatory liability-tax related                     35,526            35,770
Other deferred credits                              150,937           152,111
Long-term debt, less amount due
  within one year                                 1,022,986           996,290
Preferred stock of Tampa Electric                    19,960            19,960
Common equity
  Common equity - 400 million shares
     authorized, $1 par value - issued and
     outstanding 117,596,494 in 1997 and
     117,552,907 in 1996                          1,344,067         1,332,774
  Unearned compensation                             (69,424)          (70,741)
                                                 $3,544,823        $3,560,719


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)


For the three months ended March 31,                 1997              1996

Revenues                                           $363,502          $341,141

Expenses
  Operation                                         175,485           177,070
  Maintenance                                        22,707            20,903
  Depreciation                                       51,226            44,963
  Taxes, other than income                           31,052            30,056
                                                    280,470           272,992

Income from operations                               83,032            68,149

Other income (expense)
  Allowance for other funds used
     during construction                                 47             5,019
  Other income (expense), net                            86             1,410
  Preferred dividend requirements of
     Tampa Electric                                    (220)             (892)
                                                        (87)            5,537

Income before interest and income taxes              82,945            73,686

Interest charges
  Interest expense                                   23,520            22,670
  Allowance for borrowed funds used during
     construction                                       (18)           (2,051)
                                                     23,502            20,619
Income before provision for income taxes             59,443            53,067
Provision for income taxes                           16,347            11,558

Net income                                         $ 43,096          $ 41,509


Average shares outstanding                          117,586           116,889

Earnings per average common share
     outstanding                                   $   0.37          $   0.36

Dividends paid per common share outstanding        $   0.28          $  0.265


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


For the three months ended March 31,                 1997              1996

Cash flows from operating activities
Net income                                         $ 43,096          $ 41,509
  Adjustments to reconcile net income
       to net cash:
     Depreciation                                    51,226            44,963
     Deferred income taxes                           (7,497)          (10,883)
     Investment tax credits, net                     (1,252)           (1,309)
     Allowance for funds used
       during construction                              (65)           (7,070)
     Amortization of unearned compensation            1,317             1,072
     Deferred revenues                               (7,283)           20,869
     Deferred recovery clause                         5,109             1,365
     Refunded to customers                           (5,888)               --
     Amortization of coal contract buyout               676               676
     Receivables, less allowance
       for uncollectibles                            28,807             2,455
     Inventories                                     (8,919)           13,729
     Taxes accrued                                    4,289            28,487
     Interest accrued                                11,689            10,697
     Accounts payable                               (13,036)          (47,510)
     Other                                           (3,922)            8,582
                                                     98,347           107,632
Cash flows from investing activities
  Capital expenditures                              (39,319)          (64,938)
  Allowance for funds used
     during construction                                 65             7,070
  Investment in short-term investments                   --              (585)
  Other non-current investments                         422             2,879
                                                    (38,832)          (55,574)
Cash flows from financing activities
  Common stock                                          590             4,888
  Proceeds from long-term debt                       29,300             3,058
  Repayment of long-term debt                        (2,482)           (1,880)
  Net decrease in short-term debt                   (44,144)          (23,660)
  Dividends                                         (32,926)          (30,975)
                                                    (49,662)          (48,569)
Net increase in cash and cash equivalents             9,853             3,489
Cash and cash equivalents
  at beginning of period                             12,178            10,259
Cash and cash equivalents at end of period         $ 22,031          $ 13,748



The accompanying notes are an integral part of the consolidated financial statements.

                                                                     FORM 10-Q

                         NOTES TO FINANCIAL STATEMENTS


A.          TECO  Energy,  Inc.  and  its   subsidiaries  have   made  certain

      commitments  in  connection  with  their  continuing capital expenditure program  and  estimate  that capital expenditures during 1997 will be as follows:

                                                                      millions
            Tampa Electric Company                                        $122
            TECO Transport & Trade Corporation                              22
            TECO Oil & Gas, Inc.                                            15
            TECO Coal Corporation                                            9
            TECO Power Services                                              8
            Other diversified businesses                                     4
                                                                          $180


B.          In May, TECO Energy sold exchange-based futures contracts to hedge the  price  risk  for  substantially  all  of  the estimated natural gas production of TECO Coalbed Methane and TECO Oil & Gas for June, July and

      August  of this year.  These contracts, at an average price of $2.33 per

      Mcf, cover expected monthly production of 1.9 Bcf.



C.          During  the  first three months of 1997, Tampa Electric recognized

      $7.3  million  of  revenues  that  had  been  deferred  in 1995 and 1996 pursuant to regulatory agreements approved by the Florida Public Service

      Commission.    Tampa  Electric deferred $20.9 million of revenues during

      the  first  three  months  last  year.    The  utility  also refunded to

      customers  $5.9 million of previously deferred revenues during the first quarter of this year in accordance with the agreements.

            As  of  March  31,  1997,  $53  million  of deferred revenues were included  in  other  deferred credits.  An additional $13.7 million were classified  in  accounts  payable  to reflect the remaining amount to be refunded to customers through September 1997.

                                                                     FORM 10-Q

D.          As  previously disclosed in its Annual Report on Form 10-K for the year ended Dec. 31, 1996, TECO Energy entered into an Agreement and Plan of  Merger  with  Lykes  Energy, Inc. ( Lykes Energy ) on Nov. 21, 1996.

      Concurrent  with  this  merger,  Lykes Energy s natural gas distribution

      subsidiary  will  be  merged  into  Tampa  Electric.   Completion of the

      mergers is expected to occur by mid-year 1997.

                                                                     FORM 10-Q

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations

      Results of Operations

      Three months ended March 31, 1997:

            Net  income  of  $43.1  million  in  the first quarter of 1997 was

      $1.6  million  or  4  percent  higher  than  in  1996's first quarter as improved  results  at  Tampa Electric and TECO Coal more than offset the absence of capitalized financing costs (AFUDC).

            Consolidated  operating income was up 22 percent from 1996's first quarter primarily due to the regulatory agreements at Tampa Electric and higher results at TECO Coal.

            The  following  table  identifies  the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

      Contributions by operating group (unconsolidated)

                                                 Revenues
      (thousands of dollars)               1997             1996
                                                (1)              (2)
      Tampa Electric                    $272,786         $254,746
      Diversified companies             $140,103         $132,533

                                          Operating income
      (thousands of dollars)             1997               1996
      Tampa Electric                  $ 57,847           $ 43,468
      Diversified companies*          $ 27,027           $ 27,011

      (1)
          Tampa Electric recognized $7.3 million of revenues previously deferred. See Note B on page 6.
      (2)
          Tampa Electric s revenues were net of $20.9 million of deferred revenues. See Note B on page 6.


      * Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1996 amounts have been restated to conform with the current year presentation.

                                                                     FORM 10-Q

            Tampa  Electric's  first quarter operating income of $57.8 million was  higher  than in 1996 because of the company s regulatory agreements and  the  completion of Polk Unit One and its inclusion in rate base for earnings purposes.

            Tampa  Electric  s  revenues  increased 7 percent this year as the company  recognized $7 million of previously deferred revenues under the company  s  regulatory  agreements,  while  $21 million of revenues were deferred last year under these agreements.

            The company's revenues before the recognition of deferred revenues this  year  decreased  4  percent  from  last year s revenues before the

      revenue  deferral  due  to  lower  retail  energy  sales.   Retail sales

      declined  5  percent  as  customer  growth  of 2.3 percent was more than offset  by the effects of mild winter weather in 1997 compared to colder than normal weather in 1996.

            Tampa  Electric's  operating expenses for the first quarter were 2 percent  higher  than  in 1996 primarily as a result of the operation of

      Polk Unit One.

            Unconsolidated  operating  income  from  TECO Energy's diversified companies  was level with last year s results at $27.0 million. Revenues were  $140.1  million versus $132.5 million in 1996 primarily due to gas sales at TECO Oil & Gas and increased third-party sales at TECO Coal.

            TECO  Coal  s  operating income increased due to higher volumes to outside customers and improved prices, particularly for specialty coal.

            At  TECO Coalbed Methane, lower operating costs and higher Section

      29  tax  credits  offset  the  effects  of slightly lower production and prices.

                                                                     FORM 10-Q

            At  TECO  Power  Services, the Alborada Power Station in Guatemala

      and  the  Hardee  Power  Station  in  Florida continued to operate well,

      producing operating income consistent with last year s results.

            High-water  conditions  on  the Ohio and Mississippi River systems and higher operating expenses resulted in lower operating income at TECO

      Transport & Trade.

            TECO Oil & Gas operated at break-even for the quarter as increased

      production   was  offset  by  higher  costs  associated  with  continued

      exploration  efforts.    To  date, TECO Oil & Gas has participated in 11

      exploratory  offshore wells and one onshore well.  Seven of the offshore wells  found  hydrocarbons, of which five are producing.  One previously producing offshore well has been determined not to be economical and has

      been   plugged.    The  onshore  well,  drilled  in  April  1997,  found

      hydrocarbons.

            At  TeCom, product development costs are being capitalized because of  a  continued high level of product enhancement activity in 1997.  In the  first  quarter TeCom capitalized $1.3 million pretax of development costs  compared  with  $1.0  million  expensed during the same period in

      1996.

            Consolidated  interest  expense  before the allowance for borrowed funds  used during construction was up 4 percent due to higher levels of long-term debt and interest accrued on revenue deferrals.

            Total  AFUDC decreased in 1997 because Tampa Electric s Polk Power

      Station began commercial service at the end of 1996's third quarter.

            The   effective  income   tax  rate  for  the  first  quarter  was

      27.4  percent compared to 21.4 percent last year, primarily due to lower

      AFUDC-other in 1997.

                                                                     FORM 10-Q

      Liquidity, Capital Resources and Changes in Financial Condition

            Fuel  inventory  increased  reflecting  the  seasonal  build-up in anticipation of summer generation.

            Long-term  debt  increased due to the $29-million limited-recourse financing  for TECO Power Services  Alborada Power Station, completed in

      early  1997.    This  funding  also  contributed  to lower notes payable

      balances.

            In March 1997, TECO Coal leased the mining rights to approximately

      10  million  tons  of  high-quality coal reserves in eastern Kentucky on property  contiguous  to its Premier Elkhorn operation.  The transaction also  provides TECO Coal the right to use a preparation plant and a rail loadout facility which will add about 1 million tons annually to Premier

      Elkhorn s capacity.

            As  described  in  Note  B  on  page  6,  TECO Energy sold futures contracts  in  May  to  hedge  the price risk for 1.9 Bcf of natural gas production per month for June, July and August of this year.

            Tampa  Electric  currently  anticipates  that, concurrent with the merger  of Lykes Energy into TECO Energy, Tampa Electric will redeem all outstanding  shares  of Series A, B and D $100 par value Preferred Stock at  the  applicable per share redemption prices, plus accrued but unpaid dividends  to the date of redemption.  Also at that time, Lykes Energy s natural gas distribution subsidiary will be merged into Tampa Electric.

                                                                     FORM 10-Q

                          PART II.  OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

                  At  the  Annual  Meeting  of  Shareholders held on April 16,
              1997, the shareholders of TECO Energy, Inc. elected five directors and voted to approve the 1997 Director Equity Plan. The votes were as follows:

                                   Votes Cast     Votes Cast
                                       For          Against       Abstentions
   Election of Directors

   Sara L. Baldwin                 98,482,728      2,825,608
   H. L. Culbreath                 98,462,662      2,845,674
   Edward L. Flom 98,497,266        2,811,070
   Henry R. Guild, Jr.             98,488,864      2,819,472
   William P. Sovey                98,729,913      2,578,423

   1997 Director
    Equity Plan                    89,346,266      9,969,232       1,992,753



Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits

      11.     Computation of earnings per common share.

      27.     Financial data schedule. (EDGAR filing only)



      (b)     Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter to which this report relates.

              The registrant filed a Current Report on Form 8-K dated April 16, 1997 reporting under "Item 5. Other Events" on the shareholder approval of the regisrant s 1997 Director Equity Plan as an amendment and restatement of the registrant s 1991 Director Stock Option Plan.

                                                                     FORM 10-Q

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    TECO ENERGY, INC.
                                                      (Registrant)






      Date:  May 14, 1997                 By:        /s/ A. D. Oak
                                                        A. D. Oak
                                             Senior Vice President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                                                     FORM 10-Q

                               INDEX TO EXHIBITS

Exhibit No.     Description of Exhibits                               Page No.

    11.         Computation of earnings per common share                15

    27.         Financial data schedule (EDGAR filing only)             --