Form 10-Q
period 1997-06-30
TECO ENERGY INC
filed 1997-08-12
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997

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

                          Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1997):

                Common Stock, $1 Par Value     130,847,805


                                                                 FORM 10-Q

                     PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

          In  the  opinion  of  management,  the  unaudited consolidated financial  statements  include  all  adjustments  necessary to present  fairly  the  results  for  the  three-  and six-month

          periods  ended  June  30,  1997  and  1996.   The current year

          financial statements include the results of Lykes Energy, Inc.

          and  West Florida Gas Inc., both of which merged with and into

          TECO  Energy,  Inc. in June 1997.  Both mergers were accounted for  as pooling of interests.  Prior year financial statements have  been  restated  to  reflect  the  Lykes  Energy  merger.

          Reference  should  be  made to the explanatory notes affecting the  income  and  balance  sheet  accounts  contained  in TECO

          Energy,  Inc.'s  Annual Report on Form 10-K for the year ended

          Dec.  31,  1996  and to the notes on pages 7 through 9 of this report.

                                                                 FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                              June 30,          Dec. 31,
                                                1997              1996
                                     Assets
Current assets
  Cash and cash equivalents                   $   34.8          $   15.9
  Short-term investments                            --                --
  Receivables, less allowance
    for uncollectibles                           233.7             226.7
  Inventories, at average cost
    Fuel                                          74.7              62.2
    Materials and supplies                        61.8              60.0
  Prepayments                                     15.3              12.8
                                                 420.3             377.6
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,828.5           3,784.7
    Gas                                          456.0             410.4
  Construction work in progress                   53.2              45.4
  Other property                                 954.5             927.8
                                               5,292.2           5,168.3
  Accumulated depreciation                    (2,040.6)         (1,935.5)
                                               3,251.6           3,232.8
Other assets
  Other investments                               88.9              91.1
  Deferred income taxes                           79.8              76.7
  Deferred charges and other assets              130.9             123.4
                                                 299.6             291.2
                                              $3,971.5          $3,901.6

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   40.1          $   80.3
  Notes payable                                  412.9             305.7
  Accounts payable                               162.4             181.5
  Customer deposits                               77.4              77.7
  Interest accrued                                22.9              20.2
  Taxes accrued                                   36.4              14.9
                                                 752.1             680.3
Deferred income taxes                            454.3             458.9
Investment tax credits                            54.2              56.3
Regulatory liability-tax related                  35.7              35.8
Other deferred credits                           152.8             160.9
Long-term debt, less amount due
  within one year                              1,087.6           1,118.0
Preferred stock of Tampa Electric                 20.0              20.0
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 130,805,115 in 1997 and
    129,356,421 in 1996                        1,485.5           1,442.2
  Unearned compensation                          (70.7)            (70.8)
                                              $3,971.5          $3,901.6

The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the three months ended June 30,              1997              1996

Revenues                                        $463.6            $435.4

Expenses
  Operation                                      237.3             238.4
  Maintenance                                     29.1              25.3
  Depreciation                                    57.6              50.2
  Taxes, other than income                        36.1              34.7
                                                 360.1             348.6

Income from operations                           103.5              86.8

Other income (expense)
  Allowance for other funds used
    during construction                             .1               5.4
  Other income (expense), net                      1.1                .2
  Preferred dividend requirements of
    Tampa Electric                                 (.2)              (.4)
                                                   1.0               5.2

Income before interest and income taxes          104.5              92.0

Interest charges
  Interest expense                                26.7              26.3
  Allowance for borrowed funds used during
    construction                                    --              (2.2)
                                                  26.7              24.1
Income before provision for income taxes          77.8              67.9
Provision for income taxes                        27.3              17.5

Net income                                      $ 50.5            $ 50.4


Average shares outstanding                       130.7             129.3

Earnings per average common share
    outstanding                                 $ 0.39            $ 0.39

Dividend rate per common share outstanding      $0.295            $ 0.28


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the six months ended June 30,                1997              1996

Revenues                                        $917.2            $877.7

Expenses
  Operation                                      474.9             486.2
  Maintenance                                     53.2              47.6
  Depreciation                                   114.3              99.8
  Taxes, other than income                        73.4              71.7
                                                 715.8             705.3

Income from operations                           201.4             172.4

Other income (expense)
  Allowance for other funds used
    during construction                             .1              10.4
  Other income (expense), net                      2.2               1.4
  Preferred dividend requirements of
    Tampa Electric                                 (.4)             (1.3)
                                                   1.9              10.5

Income before interest and income taxes          203.3             182.9

Interest charges
  Interest expense                                53.6              52.3
  Allowance for borrowed funds used during
    construction                                    --              (4.3)
                                                  53.6              48.0
Income before provision for income taxes         149.7             134.9
Provision for income taxes                        48.4              34.4

Net income                                      $101.3            $100.5


Average shares outstanding                       130.6             129.1

Earnings per average common share
    outstanding                                 $ 0.78            $ 0.78

Dividend rate per common share outstanding      $0.575            $0.545


The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

For the six months ended June 30,                1997              1996

Cash flows from operating activities
Net income                                     $ 101.3           $ 100.5
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                 114.3              99.8
    Deferred income taxes                        (10.0)             (2.6)
    Investment tax credits, net                   (2.5)             (2.5)
    Allowance for funds used
      during construction                          (.1)            (14.7)
    Amortization of unearned compensation          2.8               2.5
    Deferred revenues                            (17.1)             29.9
    Deferred recovery clause                       1.2               6.3
    Refunded to customers                        (12.2)               --
    Amortization of coal contract buyout           1.4               1.4
    Receivables, less allowance
      for uncollectibles                          (4.6)             (4.7)
    Inventories                                  (14.1)              7.5
    Taxes accrued                                 21.5               5.8
    Interest accrued                               2.7               2.7
    Accounts payable                              (9.4)            (29.1)
    Other                                         (1.7)              7.4
                                                 173.5             210.2
Cash flows from investing activities
  Capital expenditures                          (106.9)           (156.5)
  Allowance for funds used
    during construction                             .1              14.7
  Investment in short-term investments              --              (1.0)
  Other non-current investments                    2.1               2.9
                                                (104.7)           (139.9)
Cash flows from financing activities
  Common stock                                     2.9               9.0
  Proceeds from long-term debt                    29.3               3.0
  Repayment of long-term debt                    (68.9)            (28.5)
  Net payments under lines of credit             (49.8)            (13.5)
  Net increase in short-term debt                106.7              60.4
  Redemption of preferred stock,
    including premium                               --             (35.5)
  Dividends                                      (70.1)            (66.0)
                                                 (49.9)            (71.1)
Net increase (decrease) in cash
  and cash equivalents                            18.9               (.8)
Cash and cash equivalents
  at beginning of period                          15.9              14.3
Cash and cash equivalents at end of period     $  34.8           $  13.5

The accompanying notes are an integral part of the consolidated financial statements.

                                                                 FORM 10-Q

                      NOTES TO FINANCIAL STATEMENTS


A.        On  June 16, 1997, TECO Energy completed its merger with Lykes

     Energy, Inc. (the Peoples companies).  In connection with this tax-

     free,  stock-for-stock  transaction,  the company issued 12,133,377 shares  of  its common stock with a market value of $300 million in exchange  for all of the outstanding capital stock of Lykes Energy,

     Inc.    Concurrent  with  this merger, Lykes Energy s regulated gas distribution utility, Peoples Gas System, Inc., was merged with and into  Tampa  Electric  Company  and now operates as the Peoples Gas division of Tampa Electric Company.

          On  June  30, 1997, TECO Energy completed its merger with West

     Florida Gas Inc. (West Florida).  In connection with this tax-free,

     stock-for-stock  transaction,  the company issued 844,431 shares of its common stock with a market value of $21 million in exchange for all  of  the outstanding capital stock of West Florida.  Concurrent with  this  merger,  West  Florida  s  regulated  gas  distribution utility, West Florida Natural Gas Company, was merged with and into

     Tampa  Electric Company and now operates as part of the Peoples Gas division.

          These  mergers were accounted for as pooling of interests and,

     accordingly,  the  company  s Consolidated Balance Sheet as of June

     30,  1997  and its Consolidated Statements of Income and Cash Flows

     for  the  period  ended  June  30,  1997 include the results of the

     Peoples companies and West Florida.

          The  Consolidated  Balance  Sheet  as of Dec. 31, 1996 and the

     Consolidated  Statements  of  Income and Cash Flows for the periods ended  June  30,  1996 have been restated to include the results of the  Peoples companies.  The 1996 statements have not been restated

                                                                 FORM 10-Q

      to  reflect  the  operations and financial position of West Florida due to its size.

          The  company's  combined  restated revenues and net income for the  three- and six-month periods ended June 30, 1997 and 1996 were as follows:

                      Combining Results (unaudited)
                               (millions)

     Three Months Ended June 30,
                                        1997                1996
                                             Net                 Net
                                 Revenues  Income    Revenues  Income
       TECO Energy pre-merger(1)  $396.5   $ 51.0     $361.5   $ 48.3
       Peoples companies(2)         67.1      2.8       73.9      2.1
                                  $463.6   $ 53.8     $435.4   $ 50.4
       Merger related(3)              --     (3.3)        --       --
       Combined                   $463.6   $ 50.5     $435.4   $ 50.4


     Six Months Ended June 30,
                                         1997               1996
                                             Net                 Net
                                 Revenues  Income    Revenues  Income
       TECO Energy pre-merger(1)  $760.0   $ 94.1     $702.6   $ 89.8
       Peoples companies(2)        157.2     10.5      175.1     10.7
                                  $917.2   $104.6     $877.7   $100.5
       Merger related(3)              --     (3.3)        --       --
       Combined                   $917.2   $101.3     $877.7   $100.5

     (1)
           The 1996 amounts are as previously reported on Form 10-Q for the quarter ended June 30, 1996.
     (2)
           The Peoples companies include Peoples Gas System, Inc. and the non-regulated Peoples companies for both 1997 and 1996 and West Florida Gas Inc. for 1997.
     (3)
           Reflects net after-tax one-time charge for all merger-related transactions.

                                                                 FORM 10-Q

B.        TECO  Energy,  Inc.  and  its  subsidiaries  have made certain commitments in connection with their continuing capital expenditure program  and estimate that capital expenditures during 1997 will be as follows:

                                                         millions
          Tampa Electric Company
            Electric division                                $117
            Peoples Gas division                               27
          TECO Transport Corporation                           20
          TECO Oil & Gas, Inc.                                 17
          TECO Coal Corporation                                 9
          TECO Power Services                                   8
          Other diversified businesses                          8
                                                             $206


C.        During  the first six months of 1997, the electric division of

     Tampa  Electric Company recognized $17 million of revenues that had been  deferred  in  1995 and 1996 pursuant to regulatory agreements approved  by  the  Florida Public Service Commission.  The electric division  deferred  $30  million  of  revenues during the first six

     months  of  last  year.    In  addition, it refunded $12 million of

     previously  deferred  revenues  to  customers  during the first six months of this year in accordance with the agreements.

          As  of  June  30,  1997,  $44 million of deferred revenues was included  in  other deferred credits.  An additional $7 million was classified  in  accounts payable to reflect the remaining amount to be refunded to customers through September 1997.



D.        On    July  16,  1997,  Tampa  Electric  retired  all  of  its

     outstanding  shares of cumulative preferred stock at the applicable per  share  redemption prices of $103.75 for Series A, $102.875 for

     Series B and $101.00 for Series D.

                                                                 FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended June 30, 1997:

          Net income of $51 million in the second quarter of 1997, after restatement  to  include  the  effects  of the mergers described in

     Note  A,  was  essentially unchanged from 1996's second quarter, as improved  operating  results  at Tampa Electric, TECO Transport and

     TECO Coal were offset by the decline in capitalized financing costs

     (AFUDC)  in 1997 and a net $3.3-million (after-tax) one-time charge for all merger-related transactions.

          Consolidated  operating  income  was up 19 percent from 1996's

     second   quarter  primarily  due  to  the  recognition  of  revenue deferrals  at Tampa Electric and improved results at TECO Transport and TECO Coal.

          The following table identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                            Revenues
     (millions)                         1997       1996
     Tampa Electric Company                  (1)         (2)
       Electric division               $300.0      $272.4
       Peoples Gas division              57.1       63.0
                                       $357.1     $335.4
     Diversified companies             $157.8     $151.8

                                        Operating income
     (millions)                         1997       1996
     Tampa Electric Company
       Electric division               $ 72.5     $ 59.8
       Peoples Gas division               6.4        5.5
                                       $ 78.9     $ 65.3
     Diversified companies*            $ 27.1     $ 23.4
     (1)
         The   electric  division  recognized  $10  million  of  revenues previously deferred.  See Note C on page 9.
     (2)
         The electric division s revenues were net of $9 million of deferred revenues. See Note C on page 9.

                                                                 FORM 10-Q


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

     Tampa Electric Company s Operating Results

          Tampa    Electric's   second   quarter   operating  income  of

     $79  million  was  higher  than  1996  operating  results primarily because  of the completion of the Polk Unit One electric generating plant and its inclusion in rate base for earnings purposes.

          The  electric division s revenues increased 10 percent in this year  s  second  quarter because $10 million of previously deferred revenues were recognized under the company s regulatory agreements,

     while  $9 million of revenues were deferred in the same period last year under these agreements.

          Excluding  the  effects  of  deferred revenues, second quarter revenues  at  the  electric  division increased 3 percent from last year  primarily  due  to  higher retail energy sales.  Retail sales increased 3 percent due to 2.5-percent customer growth and almost 4 percent  higher  commercial  and  industrial sales, the result of a strong local economy.

          Operating  expenses  for  the  electric division in the second quarter were 7 percent higher than in 1996 primarily as a result of the operation of Polk Unit One.

          The  Peoples Gas division reported higher operating income for the quarter due to lower non-fuel operating expenses.

                                                                 FORM 10-Q

          Total revenues at the Peoples Gas division decreased 9 percent while  non-fuel  revenues  declined by only 2 percent as commercial

     and   industrial   customers  moved  from  firm  gas  purchases  to

     transportation   only  services.    Milder  weather  in  1997  also

     contributed to lower retail gas sales.

     Diversified Companies  Operating Results

          Unconsolidated operating income from TECO Energy's diversified companies, restated to include the non-regulated Peoples companies,

     rose  16  percent  in 1997's second quarter primarily due to higher results  at  TECO Transport and TECO Coal.  Revenues rose 4 percent compared  to  1996  primarily  from  the  improved  results at TECO

     Transport and TECO Coal.

          The  non-regulated  Peoples  companies  include  a propane gas company,  a  gas  appliance  sales  and  service  company and a gas marketing company.

          At  TECO  Transport,  higher  volumes and prices in the ocean-

     going business along with increased shipments on the river improved operating income.

          TECO Coal s continued growth in third-party revenues from both the  Premier  and  Clintwood  mines more than offset the effects of lower volume to Tampa Electric from the older Gatliff mines.

          TECO  Oil  &  Gas operated at break-even in the second quarter compared  to an operating loss in 1996.  Production from a group of three  off-shore  wells,  which  was  important  to  1997  results,

     prematurely  declined  to uneconomic levels.  In August the company began assessing other potential reserves from one of these wells in a mitigation attempt.  Another of the wells also has uphole reserve potential.  TECO Oil & Gas  net investment in these wells was about

                                                                 FORM 10-Q

      $7  million  at  June  30,  1997.  Total production for 1997 is now estimated  to  be  about 5 billion cubic feet, lower than the level previously forecast.

          At  TECO  Coalbed  Methane,  lower  gas  prices and production resulted in slightly lower operating income.

          Operating  income  at  TECO Power Services was lower than last year  due  to  interest  on  limited-recourse  debt  issued by this company in 1997; debt at the parent was correspondingly reduced.

          At  TeCom,  product  development  costs  are being capitalized because of the continued high level of product enhancement activity

     in  1997.    In  the  second  quarter, TeCom capitalized $2 million

     (pretax)  of  development  costs  compared with $1 million expensed during the same period in 1996.

          Consolidated  interest  expense  before AFUDC - borrowed funds was  up  slightly  due  to  increased  levels of long-term debt and higher short-term rates.

          Total  AFUDC  decreased  in 1997 because Tampa Electric s Polk

     Unit  One  began  commercial  service  at  the  end of 1996's third quarter.

          The  effective  income  tax  rate  for  the second quarter was

     35 percent compared to 26 percent last year, primarily due to lower

     AFUDC-other and non-deductible merger costs.

     Description of the Peoples Gas division s business

          The  Peoples  Gas division of Tampa Electric is engaged in the

     purchase,   distribution   and   marketing   of   natural  gas  for

     residential,  commercial,  industrial and electric power generation customers  wholly  in the State of Florida.  With more than 230,000 customers,  the  division  has operations in all of Florida s major

                                                                 FORM 10-Q

      metropolitan  areas. Its business is generally affected by a number of market factors, including competition and seasonality.

          Gas  is  purchased  for  resale  to  customers  under a supply portfolio which consists mostly of short-term contracts of one year

     or  less.    The  cost  of gas purchased and the related interstate

     transportation   costs  are  recovered  from  customers  through  a

     purchased  gas  adjustment  clause,  approved by the Florida Public

     Service  Commission,  which  provides  for  full  recovery  of  all prudently incurred costs.

          In  some  cases,  customers  elect  to  purchase  natural  gas directly  from  marketers or producers.  In these instances, gas is

     delivered   to   customers  for  a  transportation  charge  on  the

     deliveries.    The  transportation  rate  charged  to  customers is

     currently the same whether  the customer purchases gas from Peoples

     Gas division or directly from a marketer or producer.

          The Peoples Gas division is not in direct competition with any other  regulated  distributors  of natural gas for customers within

     its  service  areas.    At  the present time, the principal form of

     competition  for residential and small commercial customers is from companies providing other sources of energy and energy services.

          Competition  is  most  prevalent  in  the large commercial and

     industrial  markets.    In recent years, these classes of customers

     have been targeted by companies seeking to sell gas directly either using  Peoples  Gas division facilities or transporting gas through

     other    facilities,   thereby   bypassing   Peoples  Gas  division

     facilities.  In response to this competition, various programs have been  developed  including the provision of transportation services at discounted rates.

                                                                 FORM 10-Q

          In  general, Peoples Gas division faces competition from other energy  source suppliers offering fuel oil, electricity and in some cases liquid petroleum gas.  Peoples Gas division has taken actions to  retain  and  expand  its commodity and transportation business,

     including  managing  costs  and  providing high quality services to customers.

          Peoples  Gas  division  s  business is affected by seasonality because  one  of  the  significant markets for natural gas is space

     heating.     Prices  for  natural  gas  also  have  shown  seasonal

     fluctuation, with prices lower in the summer than in the winter.

                                                                 FORM 10-Q

     Six months ended June 30, 1997:

          Net  income  of  $101  million  in  the first half of 1997 was

     1  percent  higher  than  in 1996's first half.  Improved operating results  at  Tampa  Electric  and  TECO  Coal  more than offset the decline in AFUDC and a $3.3-million (after-tax) one-time charge for all merger-related transactions.

          Consolidated  operating  income  was up 17 percent from 1996's first half primarily due to the recognition of revenue deferrals at

     Tampa Electric and higher results at TECO Coal.

          The following table identifies the unconsolidated revenues and operating income of TECO Energy s significant operating groups.

     Contributions by operating group (unconsolidated)

                                            Revenues
     (millions)                         1997       1996
     Tampa Electric Company                  (1)         (2)
       Electric division               $572.8      $527.2
       Peoples Gas division             133.9      148.7
                                       $706.7     $675.9
     Diversified companies             $311.4     $299.8

                                        Operating income
     (millions)                         1997       1996
     Tampa Electric Company
       Electric division               $130.4     $103.2
       Peoples Gas division              21.0       20.2
                                       $151.4     $123.4
     Diversified companies*            $ 54.6     $ 53.0
     (1)
         The   electric  division  recognized  $17  million  of  revenues
        previously deferred.  See Note C on page 9.     (2)
         The electric division s revenues were net of $30 million of deferred revenues. See Note C on page 9.


     * Operating income includes items that are r.eclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1996 amounts have been restated to conform with the current year presentation.

                                                                 FORM 10-Q

     Tampa Electric Company s Operating Results

          Tampa  Electric  Company's  first  half  operating  income  of

     $151  million was higher than its 1996 operating results because of the  completion  of the Polk Unit One electric generating plant and its inclusion in rate base for earnings purposes.

          The  electric  division  s revenues increased 9 percent in the first  half  of  this  year  as  $17 million of previously deferred revenues were recognized under the company s regulatory agreements,

     while  $30  million  of  revenues were deferred for the same period last year under these agreements.

          Excluding   the  effects  of  deferred  revenues,  first  half

     revenues  at  the electric division were essentially unchanged from last year as retail electric sales were only slightly lower than in

     1996.    Customer  growth  of  2.4  percent  and  4  percent higher commercial and industrial sales offset the effects of milder winter weather on residential sales.

          Operating expenses for the electric division in the first half were  4  percent  higher than in 1996, primarily as a result of the operation of Polk Unit One.

          The  Peoples Gas division reported higher operating income for the  first  half  due  to lower non-fuel operating expenses and the addition of the West Florida Natural Gas operations.

          Total  revenues  at  the  Peoples  Gas  division  decreased 10 percent  while  non-fuel  revenues  declined  by  only 4 percent as commercial  and  industrial customers moved from firm gas purchases

     to  transportation  only  services.   Milder winter weather in 1997

     also contributed to lower retail gas sales.

     Diversified Companies  Operating Results

                                                                 FORM 10-Q

          Unconsolidated operating income from TECO Energy's diversified companies (including the non-regulated Peoples companies) increased

     3  percent from last year primarily because of higher contributions

     from  TECO  Coal.    Revenues  increased  4  percent largely due to

     increased third-party sales at TECO Coal.

          TECO  Coal s operating income increased because higher volumes and  lower  production costs on its sales to third parties from the

     Premier mines more than offset lower volumes to Tampa Electric from the older Gatliff mines.

          TECO Oil & Gas operated at break-even for the six-month period compared  to an operating loss in 1996.  Production from a group of three  off-shore  wells,  which  was  important  to  1997  results,

     prematurely  declined  to uneconomic levels.  In August the company began assessing other potential reserves from one of these wells in a mitigation attempt.  Another of the wells also has uphole reserve potential.  TECO Oil & Gas  net investment in these wells was about

     $7  million  at the end of June 1997.  Total production for 1997 is now  estimated  to  be  about  5 billion cubic feet, lower than the level previously forecast.

          Continued  product  development  activity at TeCom resulted in

     $3 million (pretax) of development costs being capitalized.  In the first  six  months  of  1996,  $2 million of development costs were expensed.

          At  TECO Transport, operating income declined 9 percent due to adverse weather mainly in the first quarter.

          At  TECO  Coalbed  Methane,  lower  gas  prices and production reduced operating income by 3 percent.

                                                                 FORM 10-Q

          Operating  income  at  TECO Power Services was lower than last year  due  to  interest  on  limited-recourse  debt  issued by this company in 1997; debt at the parent was correspondingly reduced.

          Consolidated  interest  expense  before AFUDC - borrowed funds was  up  3  percent  due  to  higher  levels  of long-term debt and interest accrued on the electric division s revenue deferrals.

          Total  AFUDC  decreased  in 1997 because Tampa Electric s Polk

     Unit  One  began  commercial  service  at  the  end of 1996's third quarter.

          The   effective  income  tax  rate  for  the  first  half  was

     32 percent compared to 26 percent last year, primarily due to lower

     AFUDC-other and non-deductible merger costs.

                                                                 FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          Utility  plant in service at the Peoples Gas division of Tampa

     Electric  increased  from year-end 1996 as a result of the addition of West Florida Natural Gas Company in 1997.

          Notes  payable increased due to the maturity of $42 million of

     TECO  Energy  medium-term notes, the financing of capital additions for  the  operating  companies,  the  timing  of cash flows and the addition of West Florida Gas Company.

          TECO  Energy enters into exchange-based futures contracts from time  to  time  for its physical production at TECO Coalbed Methane and TECO Oil & Gas.

                                                                 FORM 10-Q

                            PART II.  OTHER INFORMATION


Item 2.   Changes in Securities

               TECO Energy, Inc. issued 844,431 common shares in connection with its merger with West Florida Gas Inc. (West Florida) on June 30, 1997 as discussed in Note A on pages 7 and 8. The TECO Energy shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided in Section 4(2) thereof. Reliance upon this exemption was based upon the nature of the transaction, the number of West Florida shareholders, their relationship to West Florida, the involvement of a financial advisor to advise West Florida and its shareholders and investment representations made by each shareholder. West Florida was owned by eight common shareholders and one preferred shareholder.
               TECO Energy filed a resale registration statement for the shares issued in this transaction on Form S-3 (File No. 333-31447), which became effective on July 29, 1997.


Item 5.   Other Events

               TECO Energy's revenues and net income for the one-month period ended July 31, 1997 were $163.6 million and $21.5 million, respectively. This public issuance of 31 days of unaudited combined postmerger operations information is made in order to satisfy the requirements for the use of the pooling-of-interest method of accounting for the mergers described on pages 7 and 8.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     *3. Bylaws of TECO Energy, Inc., as amended effective April 16, 1997. (Exhibit 4.2 to TECO Energy, Inc. s Registration Statement on Form S-3 filed on July 17, 1997, File No. 333-31447)

     10. Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan.

     11.  Computation of earnings per common share.

     27.  Financial data schedule. (EDGAR filing only)


     * Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                                                 FORM 10-Q

     (b)  Reports on Form 8-K

          The  registrant  filed  a  Current  Report  on  Form 8-K dated
          April 16, 1997 reporting under "Item 5. Other Events" shareholder approval of the registrant s 1997 Director Equity Plan as an amendment and restatement of the registrant s 1991 Director Stock Option Plan.

          The registrant filed a Current Report on Form 8-K dated June 16, 1997 reporting under "Item 5. Other Events" the completion of the merger of Lykes Energy, Inc. with and into the registrant.

                                                                 FORM 10-Q

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






     Date:  August 12, 1997
                                    By:     /s/ A. D. Oak
                                              A. D. Oak
                                     Senior Vice President - Finance
                                       and Chief Financial Officer
                                      (Principal Financial Officer)

                                                                 FORM 10-Q

                            INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                            Page No.

    3.        Bylaws of TECO Energy, Inc., as amended
              effective April 16, 1997.                             *

   10.        Form of Nonstatutory Stock Option under the
              TECO Energy, Inc. 1997 Director Equity Plan           25

   11.        Computation of earnings per common share              27

   27.        Financial data schedule (EDGAR filing only)           --


* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.