Form 10-Q
period 1997-09-30
TECO ENERGY INC
filed 1997-11-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997

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

                          Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1997):

                Common Stock, $1 Par Value     130,891,118

                                                             FORM 10-Q

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          In  the  opinion  of  management, the unaudited consolidated financial  statements  include  all adjustments necessary to present  fairly  the  results  for the three- and nine-month periods  ended  Sept.  30,  1997 and 1996.  The current year financial  statements  include  the results of Lykes Energy,

          Inc.  and  West  Florida Gas Inc., both of which merged into

          TECO Energy, Inc. in June 1997.  Both mergers were accounted

          for   as  poolings  of  interests.    Prior  year  financial

          statements  have  been  restated to reflect the Lykes Energy

          merger.    Reference should be made to the explanatory notes

          affecting the income and balance sheet accounts contained in

          TECO  Energy, Inc.'s Annual Report on Form 10-K for the year ended  Dec.  31, 1996 and to the notes on pages 7 through 10 of this report.

                                                             FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                               (in millions)

                                             Sept. 30,          Dec. 31,
                                                1997              1996
                                   Assets
Current assets
  Cash and cash equivalents                   $   37.9          $   15.9
  Receivables, less allowance
    for uncollectibles                           217.6             226.7
  Inventories, at average cost
    Fuel                                          80.1              62.2
    Materials and supplies                        61.6              60.0
  Prepayments                                     12.0              12.8
                                                 409.2             377.6
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,852.4           3,784.7
    Gas                                          465.1             410.4
  Construction work in progress                   52.2              45.4
  Other property                                 955.3             927.8
                                               5,325.0           5,168.3
  Accumulated depreciation                    (2,089.4)         (1,935.5)
                                               3,235.6           3,232.8
Other assets
  Other investments                               88.6              91.1
  Deferred income taxes                           85.4              76.7
  Deferred charges and other assets              144.6             123.4
                                                 318.6             291.2
                                              $3,963.4          $3,901.6
                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   40.6          $   80.3
  Notes payable                                  394.8             305.7
  Accounts payable                               148.2             181.5
  Customer deposits                               77.6              77.7
  Interest accrued                                31.0              20.2
  Taxes accrued                                   48.2              14.9
                                                 740.4             680.3
Deferred income taxes                            457.0             458.9
Investment tax credits                            53.0              56.3
Regulatory liability-tax related                  35.1              35.8
Other deferred credits                           156.8             160.9
Long-term debt, less amount due
  within one year                              1,082.4           1,118.0
Preferred stock of Tampa Electric                   --              20.0
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 130,856,818 in 1997 and
    130,530,715 in 1996                        1,507.7           1,442.2
  Unearned compensation                          (69.0)            (70.8)
                                              $3,963.4          $3,901.6

The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in millions)

For the three months ended Sept. 30,             1997              1996

Revenues                                        $494.7            $458.2
Expenses
  Operation                                      247.5             237.9
  Maintenance                                     30.1              26.1
  Depreciation                                    56.5              50.0
  Taxes, other than income                        35.0              33.4
                                                 369.1             347.4

Income from operations                           125.6             110.8
Other income (expense)
  Allowance for other funds used
    during construction                             --               5.8
  Other income (expense), net                      (.5)              (.4)
  Preferred dividend requirements of
    Tampa Electric                                  --               (.2)
                                                   (.5)              5.2

Income before interest and income taxes          125.1             116.0
Interest charges
  Interest expense                                26.4              26.3
  Allowance for borrowed funds used during
    construction                                    --              (2.3)
                                                  26.4              24.0
Income before provision for income taxes          98.7              92.0
Provision for income taxes                        31.2              25.8

Net income from continuing operations             67.5              66.2
Net income (loss) from discontinued operations,
  net of income tax expense (benefit) of
  ($3.5 million)for 1997 and $.2 million
  for 1996                                        (6.5)               .3
Loss on disposal of discontinued operations,
  net of income tax benefit of $.9 million for
  1997                                            (1.7)               --

Net income                                      $ 59.3            $ 66.5
Average common shares outstanding                130.8             129.4

Earnings per average common share outstanding:
  From continuing operations                    $ 0.51            $ 0.51
  Net income                                    $ 0.45            $ 0.51

Dividend rate per common share outstanding      $0.295            $ 0.28

The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in millions)

For the nine months ended Sept. 30,              1997              1996

Revenues                                      $1,405.8          $1,335.2
Expenses
  Operation                                      718.6             722.5
  Maintenance                                     83.3              73.7
  Depreciation                                   168.4             149.4
  Taxes, other than income                       108.5             105.2
                                               1,078.8           1,050.8

Income from operations                           327.0             284.4
Other income (expense)
  Allowance for other funds used
    during construction                             .1              16.2
  Other income (expense), net                      1.7               1.1
  Preferred dividend requirements of
    Tampa Electric                                 (.5)             (1.5)
                                                   1.3              15.8

Income before interest and income taxes          328.3             300.2
Interest charges
  Interest expense                                79.9              78.5
  Allowance for borrowed funds used during
    construction                                    --              (6.6)
                                                  79.9              71.9
Income before provision for income taxes         248.4             228.3
Provision for income taxes                        79.6              60.7

Net income from continuing operations            168.8             167.6
Net income (loss) from discontinued operations,
  net of income tax benefit of $3.5 million
  for 1997 and $.4 million for 1996               (6.5)              (.6)
Loss on disposal of discontinued operations,
  net of income tax benefit of $.9 million
  for 1997                                        (1.7)               --

Net income                                    $  160.6          $  167.0
Average common shares outstanding                130.7             129.2

Earnings per average common share outstanding:
  From continuing operations                  $   1.29          $   1.30
  Net income                                  $   1.23          $   1.29

Dividend rate per common share outstanding    $   0.87          $  0.825

The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in millions)

For the nine months ended Sept. 30,              1997              1996

Cash flows from operating activities
Net income                                     $ 160.6           $ 167.0
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                 168.4             149.4
    Deferred income taxes                        (17.3)            (11.3)
    Investment tax credits, net                   (3.8)             (3.8)
    Allowance for funds used
      during construction                          (.1)            (22.8)
    Amortization of unearned compensation          4.5               3.9
    Deferred revenue                             (27.7)             38.1
    Deferred recovery clause                       2.2               5.6
    Refund to customers                          (19.4)               --
    Amortization of coal contract buyout           2.0               2.0
    Receivables, less allowance
      for uncollectibles                          11.5              (8.9)
    Inventories                                  (19.3)             19.7
    Taxes accrued                                 33.3              31.4
    Interest accrued                              10.7              11.1
    Accounts payable                             (13.6)            (26.6)
    Other                                          6.7              14.1
                                                 298.7             368.9
Cash flows from investing activities
  Capital expenditures                          (148.1)           (251.4)
  Allowance for funds used
    during construction                             .1              22.8
  Investment in short-term investments              --              (1.6)
  Other non-current investments                    2.1               3.1
                                                (145.9)           (227.1)
Cash flows from financing activities
  Common stock                                     3.8              11.4
  Proceeds from long-term debt                    29.3               3.1
  Repayment of long-term debt                    (73.6)            (31.5)
  Net payments under credit lines                (49.8)             (7.2)
  Net increase in short-term debt                 88.6              26.1
  Redemption of preferred stock,
    including premium                            (20.4)            (35.5)
  Dividends                                     (108.7)           (100.1)
                                                (130.8)           (133.7)
Net increase in cash and cash equivalents         22.0               8.1
Cash and cash equivalents
  at beginning of period                          15.9              14.3
Cash and cash equivalents at end of period     $  37.9           $  22.4

The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        In June 1997, TECO Energy completed its merger with Lykes Energy,

     Inc.  (the  Peoples  companies)  and issued approximately 12.1 million shares  of  its  common  stock  with a market value of $300 million in

     connection  with  this  tax-free  transaction.    Concurrent with this

     merger,  Lykes  Energy,  Inc.  s  regulated  gas distribution utility,

     Peoples  Gas  System, Inc., was merged into Tampa Electric Company and now operates as the Peoples Gas division of Tampa Electric Company.

          Also  in  June  1997,  TECO Energy completed its merger with West

     Florida  Gas Inc. (West Florida) and issued about .8 million shares of its common stock with a market value of $21 million in connection with

     this   tax-free  transaction.    Concurrent  with  this  merger,  West

     Florida s regulated gas distribution utility, West Florida Natural Gas

     Company,  was  merged  into Tampa Electric Company and now operates as part of the Peoples Gas division.

          These  mergers  were  accounted for as poolings of interests and,

     accordingly,  the company s Consolidated Balance Sheet as of Sept. 30,

     1997  and its Consolidated Statements of Income and Cash Flows for the

     periods  ended  Sept.  30,  1997  include  the  results of the Peoples companies and West Florida.

          The  Consolidated  Balance  Sheet  as  of  Dec.  31, 1996 and the

     Consolidated Statements of Income and Cash Flows for the periods ended

     Sept.  30,  1996  have  been  restated  to  include the results of the

     Peoples  companies.    The  1996  statements have not been restated to

     reflect  the  operations and financial position of West Florida due to its size.

                                                             FORM 10-Q

          The  company's  combined  restated  revenues  and net income from continuing  operations  for  the  three-  and nine-month periods ended

     Sept. 30, 1997 and 1996 were as follows:

                             Combining Results
                         From Continuing Operations
                                (unaudited)


                                    Three Months Ended  Nine Months Ended
                                      Sept. 30, 1997     Sept. 30, 1997
                                                  Net                Net
       (millions)                       Revenues Income  Revenues  Income
       TECO Energy pre-merger           $  --    $  --   $  753.9  $ 94.1
       Peoples companies pre-merger(1)     --       --      157.2    10.5
                                           --       --      911.1   104.6
       Merger related(2)                   --     (0.1)        --    (3.4)
                                           --     (0.1)     911.1   101.2
       TECO Energy post-merger           494.7    67.6      494.7    67.6
       Combined                         $494.7   $67.5   $1,405.8  $168.8


                                     Three Months Ended Nine Months Ended
                                       Sept. 30, 1996     Sept. 30, 1996
                                                  Net                Net
                                      Revenues  Income   Revenues  Income
       TECO Energy pre-merger(3)        $399.5  $ 65.1   $1,101.4  $155.8
       Peoples companies pre-merger(1)    58.7     1.1      233.8    11.8
     Combined                           $458.2  $ 66.2   $1,335.2  $167.6


     (1) The Peoples companies include Peoples Gas System, Inc. and the non-regulated Peoples companies for both 1997 and 1996 and West Florida Gas Inc. for 1997.
     (2) Reflects a net after-tax one-time charge for all merger-related transactions.
     (3) The 1996 amounts were previously reported on Form 10Q for the quarter ended Sept. 30, 1996.




B.        On  Aug.  28, 1997, the company announced its plan to discontinue operations of its conventional oil and gas subsidiary, TECO Oil & Gas,

     Inc.    Since its formation in the second half of 1995, TECO Oil & Gas has  participated  in  joint ventures utilizing 3-D seismic imaging in

     the  exploration  for  oil  and  gas.   It has acquired a portfolio of

     interests  in producing wells, discoveries not yet producing and lease

                                                             FORM 10-Q

     prospects  in the shallow waters of the Gulf of Mexico and on shore in

     Texas.

          As a result of the company s intention to sell this business, all activities  of  the  subsidiary through Aug. 31, 1997 were reported as discontinued  operations on the Consolidated Statements of Income.  An estimate  of  activities  at TECO Oil & Gas after that date, including the  sale  of the assets at book value, has been reported as a loss on the  disposal  of discontinued operations.  A summary of net assets is as follows:

     (millions)                            9/30/97   12/31/96
     Current assets                         $ 2.5      $ 2.5
     Net property, plant and equipment       17.4       11.2
     Other assets                             7.6        8.3
     Total liabilities                       (1.7)      (3.2)
          Net assets                        $25.8      $18.8


          Total  revenues  from  discontinued  operations  for the quarters ended  Sept.  30,  1997  and  1996 were $1.9 million and $1.3 million,

     respectively.    For  the  nine-month periods ended Sept. 30, 1997 and

     1996,  total  revenues  from discontinued operations were $8.1 million and $2.1 million, respectively.

          As  of  Sept.  30, 1997, none of the assets of TECO Oil & Gas had been  sold.  While  no  buyer has been identified to date, the sale of these assets is expected to be completed by the end of 1997.  Based on preliminary  market analysis, the company expects to realize more than book value on the sale of these assets.

                                                             FORM 10-Q

C.        TECO   Energy,  Inc.  and  its  subsidiaries  have  made  certain commitments  in  connection  with their continuing capital expenditure

     p r ogram  and  estimate  that  capital  expenditures  for  continuing operations during 1997 will be as follows:

                                               millions
          Tampa Electric Company
            Electric division                      $117
            Peoples Gas division                     30
          TECO Transport Corporation                 21
          TECO Coal Corporation                       9
          TECO Power Services                         8
          Other diversified businesses                4
                                                   $189


D.        During  the  first  nine months of 1997, the electric division of

     Tampa  Electric  Company  recognized  $28 million of revenues that had been  deferred  in  1995  and  1996  pursuant to regulatory agreements

     approved  by  the  Florida  Public  Service  Commission  (FPSC).   The

     electric  division  deferred  $38 million of revenues during the first nine  months  of  last  year.  In addition, it refunded $19 million of previously deferred revenues to customers during the first nine months of this year in accordance with the agreements.

          As  of  Sept.  30,  1997,  $33  million  of deferred revenues was included in other deferred credits.



E.        On  July  16,  1997,  Tampa  Electric  Company retired all of its outstanding  shares  of  preferred  stock  at the per share redemption prices  of $103.75 for Series A, $102.875 for Series B and $101.00 for

     Series D.

                                                             FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended Sept. 30, 1997:

          Net income from continuing operations of $68 million in the third quarter  of  1997  was  2  percent  higher  than  in last year's third quarter,  after  restating  1996 results to include the effects of the

     mergers  described  in  Note  A.    Improved operating results at TECO

     Transport, TECO Coalbed Methane and TECO Coal were partially offset by the  decline  in  capitalized  financing  costs  (AFUDC) in 1997.  Net income  after  the discontinued conventional oil and gas operations of

     TECO Oil & Gas was  $59 million compared to $67 million last year.

          Consolidated  operating  income from continuing operations was up

     13  percent  from  1996's  third  quarter  primarily  because  of  the completion  of  the  Polk  Unit  One electric generating plant and its inclusion  in  rate  base  for earnings purposes at Tampa Electric and improved  results  at  TECO  Transport,  TECO Coalbed Methane and TECO

     Coal.

          The  following  table  identifies the unconsolidated revenues and

     o p erating  income  from  continuing  operations  of  TECO  Energy's significant operating groups.

     Contributions by operating group (unconsolidated)
                                            Revenues
     (millions)                          1997        1996
     Tampa Electric Company
       Electric division                $342.3(1)   $311.1(2)
       Peoples Gas division               49.7        49.0
                                        $392.0      $360.1
     Diversified companies              $156.7      $152.9

                                                             FORM 10-Q

                                        Operating income
     (millions)                          1997        1996
     Tampa Electric Company
       Electric division                $ 94.0      $ 82.5
       Peoples Gas System                  4.6         3.8
                                        $ 98.6      $ 86.3
     Diversified companies*             $ 28.5      $ 26.1

     (1)T h e   electric  division  recognized  $11  million  of  revenues previously deferred.  See Note D on page 10.
     (2)The electric division s revenues were net of $8 million of deferred revenues. See Note D on page 10.


     * O perating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1996 amounts have also been restated to conform with the current year presentation.

     Tampa Electric Company s Operating Results

          Tampa  Electric  Company's  third  quarter  operating  income  of

     $99  million  was  higher  than  operating  results  in 1996 primarily because  of  the  completion  of the Polk Unit One electric generating plant and its inclusion in rate base for earnings purposes.

     Electric division

          Revenues  increased 10 percent in this year s third quarter after the  recognition  of $11 million of previously deferred revenues while

     $8  million  of  revenues  were  deferred in the same period last year under the company s regulatory agreements.

          Excluding   the  effects  of  deferred  revenues,  third  quarter

     revenues increased 4 percent from last year primarily due to 3 percent higher  retail  electric  energy sales.  Retail sales increased due to

     2.5-percent  customer growth and more than 3 percent higher commercial and industrial sales, the result of a strong local economy.

                                                             FORM 10-Q

          Operating  expenses  in  the  third quarter were 9 percent higher than  in  1996 primarily as a result of the operation of Polk Unit One and increased maintenance on generation equipment.

          Third  quarter  results  also  reflected a recent decision by the

     FPSC to change the regulatory treatment of certain long-term wholesale

     p o wer  sales  contracts  through  1999.  The  third  quarter  impact retroactive  to  Jan.  1,  1997, was  $7.5 million pretax.  The fourth quarter  impact  of  this decision is expected to be about $2 million.

     Tampa  Electric  intends  to  sell  these  contracts  to  other  power suppliers by year end.

          A s   a  result  of  this  FPSC  decision,  Tampa  Electric  will concentrate  its  wholesale  power  sales  efforts on energy broker or other short-term sales for the next two years.

          On Oct. 9, 1997, IMC-Agrico (IMCA) and Duke Energy Power Services

     announced they had signed a letter of intent for the construction of a natural  gas  fired combined cycle power plant with a minimum capacity of  240 megawatts.  Although IMCA, a large phosphate producer, was the electric division s largest customer in 1996, it represented less than

     3  percent of 1996's base revenues.  The proposed plant is intended to serve  electric  load currently served by Tampa Electric and two other

     utilities.    The  announcement  further  indicated  that the plant is

     expected to begin operation as early as mid-2000 on property currently owned  by  IMCA in central Florida.  The announcement also stated that capacity  not  used  by IMCA will be sold in the wholesale market by a

     Duke Energy affiliate.

          IMCA has sought an order from the FPSC declaring that the project

     involves  permissible  self  generation.    Tampa Electric has filed a

     petition  with  the  FPSC  to  intervene in this proceeding because it believes the proposed project will involve  retail transactions within

                                                             FORM 10-Q

     Tampa  Electric  s  defined  service  area  which are prohibited under existing Florida regulation.

          Because  specific information with respect to the proposed plant,

     such  as  the  ultimate  size, configuration and location has not been announced,  its full effect on Tampa Electric is unclear at this time.

     Tampa  Electric    believes that there would not be a material adverse

     financial  impact  on  it if the plant is actually constructed.  Under existing  regulation,  however,  there  would  likely be a shifting of costs to other retail customers.

     Peoples Gas System

          Total  revenues  at Peoples Gas System increased 1 percent due to

     higher   residential  sales  and  increased  transportation  services.

     Operating  income  increased  in  the  quarter  due  to lower non-fuel operating expenses.



     Diversified Companies  Operating Results

          Unconsolidated  third quarter operating income from TECO Energy's continuing  diversified companies (including the non-regulated Peoples companies)  rose  9  percent, primarily due to improved performance at

     TECO  Transport, TECO Coalbed Methane and TECO Coal.  Revenues were up

     3  percent  compared  to 1996 primarily due to the improved results at

     TECO Transport, TECO Coalbed Methane and TECO Coal.

          At  TECO  Transport,  better  fleet utilization for phosphate and ocean charter businesses and increased volumes handled at the transfer terminal contributed to improved operating results.

          At  TECO Coalbed Methane, higher natural gas prices and lower per unit operating costs contributed to increased operating income.

          At  TECO Coal, operating income increased in the third quarter as a result of restructuring work in 1996 at the Gatliff operations.

                                                             FORM 10-Q

          Operating  income at TECO Power Services was lower than last year due  to  interest  on  limited-recourse  debt  issued  in 1997 by this company; debt at the parent was correspondingly reduced.

          At TeCom, because of a high level of product enhancement activity in  1997,  product  development  costs  are being capitalized.  In the third  quarter,  TeCom  capitalized $1.5 million pretax of development costs  compared with $1.2 million expensed during the same period last year.

          Consolidated  interest expense before capitalized financing costs was  essentially  unchanged from last year because increased levels of long-term  debt  at  Tampa  Electric  were  offset by the repayment of medium-term notes at the parent company.

          Total  AFUDC decreased in 1997 because Tampa Electric s Polk Unit

     One began commercial service at the end of 1996's third quarter.

          The  effective  income  tax  rate  on  net income from continuing operations for the third quarter was 32 percent compared to 28 percent last year, primarily due to lower AFUDC-other in 1997.

          The third quarter loss from discontinued operations reflects a $6 million after-tax loss at TECO Oil & Gas related to a charge for three offshore  wells which had stopped producing and dry hole expenses from the  ongoing  drilling  program.  The loss on disposal of discontinued

     operations indicates the estimated loss  for TECO Oil & Gas operations from  the  company  s  announcement  of  its  intention  to  sell  the conventional oil and gas business to the date of sale, and the sale of the assets at book value,. (See Note B on pages 8 and 9)

                                                             FORM 10-Q

     Nine months ended Sept. 30, 1997:

          Net  income  from  continuing  operations  of $169 million in the first  nine  months  of  1997 was slightly higher than in 1996's first

     nine  months.    Improved operating results at Tampa Electric and TECO

     Coal  offset  the decline in AFUDC.  Net income after the discontinued

     operations  at  TECO  Oil  &  Gas  was $161 million compared with $167 million in 1996.

          Consolidated  operating  income from continuing operations was up

     15  percent  from  1996's  first nine months  primarily because of the completion  of  the  Polk  Unit  One electric generating plant and its inclusion  in  rate  base  for earnings purposes at Tampa Electric and higher results at TECO Coal.

          The  following  table  identifies the unconsolidated revenues and operating  income  from  continuing  operations  of  TECO  Energy's significant operating groups.


     Contributions by operating group (unconsolidated)

                                            Revenues
     (millions)                          1997        1996
     Tampa Electric Company
       Electric division              $  915.1(1) $  838.3(2)
       Peoples Gas division              183.6       197.7
                                      $1,098.7    $1,036.0
     Diversified companies            $  461.9    $  452.1

                                        Operating income
     (millions)                          1997        1996
     Tampa Electric Company
       Electric division                $224.4      $185.7
       Peoples Gas division               25.6        24.0
                                        $250.0      $209.7
     Diversified companies*             $ 83.1      $ 80.5

     (1)T h e   electric  division  recognized  $28  million  of  revenues previously deferred.  See Note D on page 10.
     (2)The electric division s revenues were net of $38 million of deferred revenues. See Note D on page 10.


     * O perating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the

                                                             FORM 10-Q

     n o n -conventional fuels tax credit related to coalbed methane production and interest expense of the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1996 amounts have also been restated to conform with the current year presentation.

     Tampa Electric Company s Operating Results

     Electric division

          T h e  electric  division  s  year-to-date  operating  income  of

     $250 million was higher than its 1996 operating results because of the completion  of the Polk Unit One generating plant and its inclusion in rate base for earnings purposes.

          Revenues  increased  9  percent  in the first nine months of this year  as  $28  million of previously deferred revenues were recognized under  Tampa  Electric  s  regulatory agreements, while $38 million of revenues  were  deferred  for  the  same  period last year under these agreements.

          Excluding the effects of deferred revenues, year-to-date revenues were up slightly over last year as milder than normal weather early in the year partially offset 2.4 percent customer growth.

          Operating  expenses  for  the  first  nine  months were 6 percent higher  than  in  1996, primarily as a result of the operation of Polk

     Unit One and increased maintenance on generation equipment.

     Peoples Gas System

          Peoples Gas System reported 7 percent higher operating income for the first nine months due to lower non-fuel operating expenses and the addition of the West Florida Natural Gas operations.

          Total  revenues  decreased  7  percent and non-fuel revenues by 1 percent, the result of commercial and industrial customers moving from firm gas purchases to transportation only services.

                                                             FORM 10-Q

     Diversified Companies  Operating Results

          Unconsolidated  operating  income  from  TECO Energy's continuing diversified  companies (including the non-regulated Peoples companies)

     increased  more  than  3  percent  from last year primarily because of higher  contributions from TECO Coal.  Revenues rose 2 percent largely due to higher third-party sales at TECO Coal.

          TECO Coal s operating income was up because of restructuring work in  1996 at Gatliff, improved operating efficiencies and higher third-

     party volumes.

          At  TECO Coalbed Methane, operating income increased by 2 percent because  lower  per unit operating costs more than offset lower prices and slightly lower volume.

          At  TECO Transport, operating income was unchanged from last year as  increased  volumes  to  Tampa  Electric and higher levels of grain shipments  offset  adverse  weather  early  in  the  year  and  higher operating expenses in the river business.

          Operating  income at TECO Power Services was lower than last year due  to  interest  on  limited-recourse debt issued by this company in

     1997; debt at the parent was correspondingly reduced.

          Product  development  activity  at TeCom resulted in $4.5 million pretax  of  development  costs  being  capitalized.  In the first nine months of 1996, $3.7 million of development costs were expensed.



          TECO  Energy's  consolidated interest expense before capitalized financing  costs  was up 2 percent due primarily to higher debt levels at Tampa Electric.

          Total  AFUDC decreased in 1997 because Tampa Electric s Polk Unit

     One began commercial service at the end of 1996's third quarter.

                                                             FORM 10-Q

          The  effective  income  tax  rate  on  net income from continuing operations  for  the  first  nine months was 32 percent compared to 26 percent  last year, primarily due to lower capitalized financing costs and non-deductible merger costs.



     Liquidity, Capital Resources and Changes in Financial Condition

          Utility  plant  in  service at the Peoples Gas division increased from year-end 1996 as a result of the addition of West Florida Natural

     Gas Company.

          Notes  payable  increased  to fund the maturity of $42 million of

     TECO  Energy  medium-term notes, and  the redemption of Tampa Electric preferred  stock  and  debt  assumed  in  the West Florida Natural Gas

     Company merger.

          TECO Energy enters into  futures and options contracts, from time to  time,  to  hedge  the selling price for its physical production at

     TECO  Coalbed  Methane and TECO Oil & Gas and to limit exposure to gas

     price   increases  in  both  the  regulated  Peoples  Gas  System  and unregulated  Peoples Gas propane businesses.  TECO Energy does not use derivatives or other hedging instruments for speculative purposes.

                                                             FORM 10-Q

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11.  Computation of earnings per common share.

     27.1 Financial data schedule - nine months ended Sept. 30, 1997. (EDGAR filing only)

     27.2 Restated financial data schedule - nine months ended Sept. 30, 1996. (EDGAR filing only)


     (b)  Reports on Form 8-K

          The registrant filed a Current Report on Form 8-K dated August 28, 1997 reporting under "Item 5. Other Events" the registrant s plan to sell its conventional oil and gas production business and a third quarter charge relating to a group of nonproducing wells.

                                                             FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






     Date:  November 12, 1997     By:     /s/ A. D. Oak
                                              A. D. Oak
                                   Senior Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

                                                             FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

   11.        Computation of earnings per common share              23

   27.1       Financial data schedule - nine months ended
              Sept. 30, 1997  (EDGAR filing only)                   --

   27.2       Restated financial data schedule - nine months
              ended Sept. 30, 1996  (EDGAR filing only)             --