Form 10-K
period 1997-12-31
TECO ENERGY INC
filed 1998-03-30
CIK 350563

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1997
                                   OR
        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period _____ to _____

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998 was $3,462,121,918.

Number of shares of the registrant's common stock outstanding as of February 28, 1998 was 131,577,080.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.
              PART I

Item 1.   BUSINESS.

TECO ENERGY

     TECO Energy, Inc. (TECO Energy) was incorporated in Florida in 1981, as part of a restructuring in which it became the parent corporation of Tampa Electric Company.
     TECO Energy currently owns no operating assets but holds all of the common stock of Tampa Electric and the other subsidiaries listed below. TECO Energy is a public utility holding company exempt from registration under the Public Utility Holding Company Act of 1935.
     In June 1997, TECO Energy acquired Lykes Energy, Inc. (the Peoples companies). As part of this acquisition, Lykes' regulated gas distribution utility was merged into Tampa Electric Company and now operates as the Peoples Gas System division of Tampa Electric Company.

     TECO Energy's directly owned subsidiaries include:

          Tampa Electric Company, a Florida corporation and TECO Energy's largest subsidiary, provides retail electric service to more than 525,000 customers in west central Florida with a net system generating capability of 3,600 megawatts (MWS) (Tampa Electric). The P e oples Gas System division (PGS)is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida. With 238,000 customers, PGS has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 1997 was 900 million therms.

          T E CO Diversified, Inc. (TECO Diversified), a Florida corporation formed in 1987, has four subsidiaries which conduct a substantial portion of the diversified activities of TECO Energy: TECO Coal Corporation (TECO Coal), TECO Coalbed Methane, Inc. (TECO Coalbed Methane), TECO Properties Corporation (TECO Properties) and TECO Transport Corporation (TECO Transport).

          TECO Power Services Corporation (TECO Power Services), a Florida corporation formed in 1987, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks other opportunities principally in the southeastern United States and Latin America to develop independent power and cogeneration projects.

     - Peoples Gas Company (PGC), a Florida corporation formed in 1950, sells liquefied petroleum gas, or propane, to almost 50,000 customers, primarily within peninsular Florida.

     -    Suwanee  Gas  Marketing,  Inc.  (Suwanee  Gas  Marketing), a
F l orida corporation formed in 1988, through its wholly owned subsidiary TECO Gas Services, Inc. (TECO Gas Services), formerly known as Gator Gas Marketing, Inc., markets natural gas to large commercial and industrial customers.










                                   2
          T E CO Investments, Inc. (TECO Investments), a Florida corporation formed in 1987, invests capital in short- and long-term securities and financial instruments. TECO Energy does not expect to expand this business.

          TECO Finance, Inc. (TECO Finance), a Florida corporation formed in 1987, is a source of debt capital for the diversified activities of TECO Energy.

          TeCom Inc. (TeCom), a Florida corporation formed in 1994, is marketing advanced energy management, automation and control systems.

     - B o sek, Gibson and Associates, Inc. (BGA), a Florida corporation formed in 1986 and acquired by TECO Energy in 1996, provides engineering and energy services to customers primarily in Florida and California.

     - Peoples Cogeneration Company, (Peoples Cogeneration), a Florida corporation formed in 1985, is the holding company for PAS Power Company, which holds an interest in a qualified facility (QF) in Florida.

          TECO Oil & Gas, Inc. (TECO Oil & Gas), a Florida corporation formed in 1995, was involved in the exploration and development of oil and gas in the shallow Gulf waters off Texas and Louisiana, and on-shore in the Permian Basin area of west Texas. TECO Oil & Gas sold its offshore assets in March 1998 and is now pursuing the sale of its onshore assets. The results of this business are reported as discontinued operations in the financial statements.

     For financial information regarding TECO Energy's significant business segments, see Note K on pages 75 and 76.

     TECO  Energy  and its subsidiaries had 5,643 employees as of Dec.
31, 1997.

TAMPA ELECTRIC--Electric Operations

     Tampa Electric was incorporated in Florida in 1899 and was reincorporated in 1949. Tampa Electric is a public utility operating within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in west central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the utility engages in wholesale sales to other utilities. Tampa Electric has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida and two electric generating stations (one of which is on long-term standby) located near Sebring, a city located in Highlands County in south central Florida.
     Tampa Electric Company s electric operations (Tampa Electric) had 2,771 employees as of Dec. 31, 1997, of which 1,123 were represented by the International Brotherhood of Electrical Workers (IBEW) and 306 by the Office and Professional Employees International Union.









                                   3
     In 1997, approximately 46 percent of Tampa Electric's total operating revenue was derived from residential sales, 27 percent from commercial sales, 9 percent from industrial sales and 18 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(millions)                       1997        1996        1995

Residential                  $  532.3    $  539.7    $  523.3
Commercial                      326.7       321.3       316.1
Industrial-Phosphate             61.3        59.6        61.7
Industrial-Other                 51.5        43.3        45.0
Other retail sales
  of electricity                 85.0        83.5        82.0
Sales for resale                 94.3        93.3        80.0
Deferred revenues                30.5       (34.2)      (50.8)
Other                             7.6         6.4        35.0
                             $1,189.2    $1,112.9    $1,092.3

     No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except for IMC-Agrico (IMCA), a large phosphate producer representing less than three percent of Tampa Electric's 1997 base revenues. In May 1996, IMCA issued a request for proposals (RFP) for electric power to serve load currently served by Tampa Electric and others.
     In 1997, IMCA and Duke Energy Power Services (Duke) announced the result of IMCA's RFP and that they had signed a letter of intent for the construction of a natural gas fired combined cycle power plant with a minimum capacity of 240 megawatts to serve retail load currently served by Tampa Electric and two other utilities.
     Tampa Electric and others objected to the proposed project on the grounds that it involved retail transactions within defined service areas that are prohibited under existing Florida regulation. Prior to an FPSC ordered evidentiary hearing to determine if the proposed project should be considered permitted self-generation or a prohibited retail sale, IMCA withdrew its petition. As a result, the status of the proposed project and the RFP process initiated by IMCA are unclear at this time. See further discussion on page 46.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

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









                                   4
     The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 on pages 43 through 44.
     Fuel, conservation, certain environmental and certain purchased p o w e r costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually (annually in the case of conservation cost recovery) in an FPSC hearing, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.
     Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 8 and 9.
     TECO Transport, TECO Coal and TECO Power Services subsidiaries sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric and to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from Tampa Electric's customers. See Utility Regulation on pages 43 through 46. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference p r ogram, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight. See also TECO Power Services on pages 17 and 18.

Competition

     Tampa Electric s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. One such initiative, described on page 4 and 46, involves a proposed merchant power plant with part of the capacity claimed to be self generation. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action might, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load.
     There  is  presently  active  competition  in the wholesale power

                                   5
markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
     In April 1996, the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.
     In addition to these transmission developments at the federal level, there have been initiatives at the state level to facilitate the construction of merchant power plants, i.e. plants built on speculation with a portion or all of their capacity not subject to purchase agreements. Tampa Electric has opposed these efforts and it is uncertain at this time how the FPSC will proceed on this matter. See Merchant Power Plants on page 46 for a further description of proposed projects and the issues they raise.

Fuel

     About 98 percent of Tampa Electric's generation for 1997 was from its coal-fired units. About the same level is anticipated for 1998.
























                                   6
     Tampa Electric's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1997    1996   1995    1994    1993

Coal                    $ 1.97  $ 2.01  $ 2.15  $ 2.22  $ 2.26
Oil                     $ 3.76  $ 3.68  $ 2.76  $ 2.49  $ 2.69
Gas                         --      --      --      --  $ 3.52
Composite               $ 2.01  $ 2.05  $ 2.16  $ 2.22  $ 2.27
Average cost per ton
 of coal burned         $44.50  $46.71  $50.97  $53.39  $54.55

     Tampa  Electric's  generating  stations  burn  fuels  as follows:
Gannon Station burns low-sulfur coal; Big Bend Station burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.
     Coal. Tampa Electric burned approximately 8.1 million tons of coal during 1997 and estimates that its coal consumption will be about the same for 1998. During 1997, Tampa Electric purchased approximately 42 percent of its coal under long-term contracts with five suppliers, including TECO Coal, and 58 percent of its coal in the spot market or under intermediate-term purchase agreements. About 12 percent of Tampa Electric's 1997 coal requirements were supplied by TECO Coal. During D e cember 1997, the average delivered cost of coal (including transportation) was $42.27 per ton, or $1.88 per million BTU. Tampa Electric expects to obtain approximately 40 percent of its coal requirements in 1998 under long-term contracts with five suppliers, including TECO Coal, and the remaining 60 percent in the spot market
o r under intermediate-term purchase agreements. Tampa Electric estimates that about 9 percent of its 1998 coal requirements will be supplied by TECO Coal. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO Coal on pages 14 and 15 and TECO Transport on pages 16 and 17.
     In 1997, about 61 percent of Tampa Electric's coal supply was deep-mined, approximately 38 percent was surface-mined and one percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric had supply agreements through Dec. 31, 1997 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 1998 are expected to be finalized in early 1998. The price for No. 2 fuel oil deliveries taken in December 1997 was $24.37 per barrel, or $4.20 per million BTU. The average price for No. 6 fuel oil deliveries taken in December 1997 was

                                   7
$19.44 per barrel, or $3.08 per million BTU.

Franchises

     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by Tampa Electric, which totaled $19.9 million in 1997, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire well after the year 2000.

Environmental Matters

     Tampa Electric's operations are subject to county, state and f e deral environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. T h e Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     Tampa Electric has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions.
     Tampa Electric Company has been identified as a potentially responsible party (PRP) for certain superfund sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Accordingly, Tampa Electric expects that its liability in connection with these sites will not be significant. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     Expenditures. During the five years ended Dec. 31, 1997, Tampa E l e c tric spent $161.9 million on capital additions to meet environmental requirements, including $106.9 million for the Polk Power Station project. Environmental expenditures are estimated at $6 million for 1998 and $4 million in total for 1999 through 2002. These totals exclude amounts required to comply with the 1990 amendments to

                                   8
the Clean Air Act.
     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and owning emission allowances.
     Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards set for the year 2000. The options include scrubbing additional capacity or switching to lower sulfur fuels. It is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide (NOx) reductions. These options include combustion modifications and retrofit control technology. Tampa Electric s estimates reflected in the Capital
Expenditure section on pages 41 and 42, include $20 million for compliance with all Phase II requirements including NOx reductions. The actual level of required expenditures is uncertain at this time, however, it would be higher if the option of scrubbing additional capacity is chosen. In any event, Tampa Electric believes that the cost of compliance with Phase II, which would be reflected in customers' bills, is not expected to have a material impact on its prices.
     In addition to recovering certain prudently incurred environmental costs through base rates, Tampa Electric may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure.
     In 1997, Tampa Electric recovered $5.8 million of environmental compliance costs through the environmental cost recovery clause. These are costs incurred by Tampa Electric after April 1993 to comply with e n v i ronmental regulations enacted, or which became effective subsequent to the test year of Tampa Electric's most recent full regulatory price setting proceeding but not included in current rates. Tampa Electric plans to seek continuing recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement with the FPSC the earliest any such new prices could be in effect is in the year 2000.

PEOPLES GAS SYSTEM--Gas Operations

     As part of the acquisition of Lykes Energy by TECO Energy in June 1997, Peoples Gas System (PGS) was merged into Tampa Electric Company and now operates as the Peoples Gas System division of Tampa Electric Company. PGS is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida. Also in June 1997, TECO Energy completed its merger with West Florida Gas Inc. (West Florida). West Florida's regulated gas distribution utility, West Florida Natural Gas Company, now operates as part of the Peoples Gas System division.
     PGS has no gas reserves, but relies on two interstate pipelines to deliver gas to it for sale or other delivery to customers connected to its distribution system. Currently, PGS operates a distribution system that serves approximately 238,000 customers. The system includes approximately 6,900 miles of mains and over 4,700 miles of service lines.
     Industrial and power generation customers consume approximately 70 percent of the company's annual therm volume. Commercial customers use approximately 23 percent with the balance consumed by residential customers.
     While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 p e r c ent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.
     Natural  gas  has  historically  been  used  in  many traditional

                                   9
industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout F l orida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this new technology.
     Within the PGS operating territory, large cogeneration facilities utilize gas technology in the production of electric power and steam. Over the past three years, the company has transported more than 500 million therms annually to facilities involved in cogeneration.

Revenues for PGS for the years ended Dec. 31, are as follows:

(millions)                          1997         1996        1995
Residential                       $ 56.3       $ 51.6      $ 43.3
Commercial                         132.2        140.7       114.2
Interruptible                       14.5         24.5        24.4
Transportation                      27.1         19.4        20.6
Other revenues                      19.5         22.5        18.1
Total                             $249.6       $258.7      $220.6

     PGS  had  1,046  employees  as  of  Dec. 31, 1997. A total of 179
employees   in  six  of  the  company's  13  operating  divisions  are represented by various union organizations.









































                                  10
Regulation

     The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric's electric operations. The FPSC has jurisdiction over rates, service, issuance of certain securities, safety, accounting and depreciation practices and other matters.
     In general, the FPSC's pricing objective is to set rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The basic costs, other than the costs of purchased gas and interstate pipeline capacity, of providing natural gas service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base prices are determined in FPSC proceedings that occur at irregular intervals at the initiative of PGS, the FPSC or other parties.
     PGS recovers the charges (both reservation and usage) it pays for transportation of gas for system supply through the purchased gas adjustment charge. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges, which are reset annually in an FPSC hearing, are based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods.
     PGS' tariff approved by the FPSC contains incentives for a transportation customer to maintain as close a balance as possible between estimated gas requirements (nominated gas) and gas actually used. These customers pay a set rate for the amount of gas nominated and a premium if the amount of gas actually used varies from the amount nominated by more than 5 percent. In contrast, system supply customers are billed monthly for the amount of gas actually consumed at the rates set forth in PGS' FPSC-approved tariff.
     In addition to its base rates and purchased gas adjustment clause c h a r g es for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by the company in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. The company is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs. PGS must demonstrate that the programs are cost effective for its ratepayers in order to obtain FPSC approval.
     In June 1996, following informal workshops held in late 1995, the FPSC initiated a proceeding for the purpose of investigating the unbundling of natural gas services provided by PGS and other local distribution companies subject to the FPSC's regulatory jurisdiction. Although the proceeding was initially patterned after the FERC's proceedings which culminated in the issuance of FERC Order 636, the staff of the FPSC has indicated that the scope of the proceeding would be broader than those preceding Order 636.
     The FPSC staff has issued a draft tariff which would allow all customers except residential the right to take transportation-only service and purchase gas from third parties. PGS is opposed to this proposal unless there is a showing of benefit to the general body of customers. It is unclear whether the FPSC staff action will lead to FPSC action requiring further unbundling.
     In addition to economic regulation, PGS is subject to the FPSC's safety jurisdiction, pursuant to which the FPSC regulates the construction, operation and maintenance of PGS' distribution system.

                                  11
In general, the FPSC has implemented this by adopting the Minimum Federal Safety Standards and reporting requirements for pipeline facilities and transportation of gas prescribed by the U.S. Department of Transportation in Parts 191 and 192, Title 49, Code of Federal Regulations.
     PGS is also subject to Federal, state and local environmental laws and regulations pertaining to air and water quality, land use, noise and aesthetics, solid waste and other environmental matters.

Competition

     PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services.
     In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers.
     Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell gas directly either using PGS facilities or transporting gas through other
f a c i lities, thereby bypassing PGS facilities. Many of these competitors are larger natural gas marketers with a national presence.

Gas Supplies

     Because PGS has no natural gas reserves, it relies on purchases of gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system for further delivery by PGS to its customers through two interstate pipelines on which PGS has reserved firm transportation capacity.
     Gas is delivered by Florida Gas Transmission (FGT) through 40 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.
     P G S has commitments for pipeline capacity with various transporters, with various expiration dates.
     Companies with firm pipeline capacity receive priority nominating and scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system supply customers except during localized emergencies affecting the PGS d i s tribution system, and on extremely cold days, which have historically been rare in Florida.
     Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved for transportation of gas, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC.
     PGS procures natural gas supplies using base load and swing supply contracts distributed among various vendors along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.
     The current supply portfolio consists of approximately 8 percent spot purchases, 17 percent swing purchases and 75 percent base load purchases.

                                  12
     PGS has one long-term supply contract which expires in 2002. This long-term contract has approximately 83 million therms remaining to purchase with a total cost of $18 million over the remaining years. The purchase price is $.22 per therm.
     PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. Neither PGS nor any of its interconnected interstate pipelines has storage facilities. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first c u rtailed in such situations. PGS tariff and transportation agreements with these customers give PGS the right to divert these customers gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers (if purchased by the customer under a contract with a term of five years or longer), or at a published index price (if purchased by the customer pursuant to a contract with a term less than five years), and in either case pays t h e c u stomer for charges incurred for interstate pipeline transportation to the PGS system.

Franchise

     PGS holds franchise and other rights with 75 municipalities within its service area. These include the cities of Jacksonville, Daytona Beach, Eustis, Orlando, Lakeland, Tampa, St. Petersburg,
Bradenton, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, Panama City and Ocala. These agreements give PGS a right to conduct its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.
     Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, several of the municipalities have reserved the right to purchase PGS property used in the exercise of its franchise, if the franchise is not renewed.
     PGS franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from April 1998 to September 2025. PGS has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by PGS, which totaled $7.7 million in 1997, are calculated using a formula based principally on revenues from the sale of gas.
     U t ility operations in areas outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates and these rights are, therefore, considered perpetual.

Environmental Matters

     PGS's operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and to the protection of the environment that r e quire monitoring, permitting and ongoing expenditures. Those expenditures have not been prohibitive in the past, but the trend is toward stricter standards, greater regulation and more extensive permitting requirements.

                                  13
     PGS has been identified as a potentially responsible party for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability could be up to $15 million over the next ten years. PGS is permitted to recover costs of environmental remediation and cleanup associated with manufactured gas sites. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     To PGS knowledge, it is in substantial compliance with applicable environmental laws, regulations, orders and rules.
     Expenditures. During the five years ended Dec. 31, 1997, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 1998 through 2002.
     P G S i s allowed to recover certain prudently incurred environmental costs through rates charged to its customers.

TECO DIVERSIFIED

     TECO Diversified owns all of the common stock of TECO Coal, TECO Coalbed Methane, TECO Properties and TECO Transport. It is a holding company that owns no operating assets. TECO Diversified and its subsidiaries had 1,402 employees as of Dec. 31, 1997.

TECO Coal

     TECO Coal, a Kentucky corporation, owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher) and Premier Elkhorn Coal Company (Premier). TECO Coal's subsidiaries own mineral rights, and own/or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee.
     In 1997, TECO Coal subsidiaries sold 6.1 million tons of coal, with approximately 83 percent sold to third parties and 17 percent sold to Tampa Electric. Rich Mountain has no reserves; it mines coal reserves owned by Gatliff. About 53 percent of Gatliff's production and third-party purchases were sold to Tampa Electric. This specialty coal has low-ash fusion temperature and low-sulfur characteristics specifically suited for Tampa Electric's Gannon Station units. The majority of production from Clintwood and Premier is sold to third parties.
     Tampa Electric is reducing its coal purchases from TECO Coal as a result of its efforts to reduce costs and its successful use of more conventional steam coal from other sources. TECO Coal expects increased sales volumes from the Premier and Clintwood operations to offset the impact on operating results of lower sales to Tampa Electric in 1998.
     Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia.
     The operations of underground mines, including all related surface facilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky and Tennessee mining laws that require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws. TECO Coal's subsidiaries are in compliance with the standards of the various enforcement agencies. It is unaware of any mining laws or regulations having a prospective effective date that would materially affect the market price of coal sold by its subsidiaries.
     TECO Coal's subsidiaries have not experienced difficulty in complying with federal, state and local air and water pollution standards in their mining operations. In 1997 approximately $1.6

                                  14
million was spent on environmental protection and reclamation programs. TECO Coal expects to spend a similar amount in 1998 on these programs.
     The coal mining operations are also subject to the Surface Mining Control and Reclamation Act of 1977 which places a charge of $.15 and $.35 on every net ton mined of underground and surface coal, respectively, to create a fund for reclaiming land and water adversely affected by past coal mining. Other provisions establish standards for the control of environmental effects and reclamation of surface coal mining and the surface effects of underground coal mining, and requirements for federal and state inspections.

TECO Coalbed Methane

     TECO Coalbed Methane, an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. TECO Coalbed Methane has invested $209 million as the principal investor in three ventures that control, in the aggregate, approximately 100,000 acres of lease holdings. At the end of 1997, TECO Coalbed Methane had interests in 739 wells that were operational and producing gas for sale. These wells are operated by Taurus Exploration, a unit of Energen Corporation, and, to a much lesser extent, by other third-party operators.
     A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit escalates with inflation and could be limited by domestic oil prices. In 1997, domestic oil prices would have had to exceed $48 per barrel for this limitation to have been effective.
     All production from these wells is committed for the life of the reserves based on spot prices which are tied to the price of onshore Louisiana gas.
     TECO Coalbed Methane s operations are subject to federal, state and local regulations for air emissions and water and waste disposal. Its operations are in substantial compliance with all applicable environmental laws and regulations.

TECO Properties

     TECO   Properties,  a  Florida  corporation,  has  $25.4  million invested in five projects, by itself or as a limited partner, and in undeveloped land in the Tampa area.

TECO Transport

     TECO Transport, a Florida corporation, owns all of the common stock of four subsidiaries that transport, store and transfer coal and other dry bulk commodities. TECO Transport currently owns no operating assets.
     All of TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 1997, approximately 48 percent of TECO Transport's revenues were from third-party customers and 52 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going b a r ges is for domestic phosphate movements and domestic and international movements of other dry bulk commodities. Both the terminal and river transport operations handle a variety of dry bulk commodities for third-party customers.
     A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal and g r ain customers, and participation in the U.S. Department of Agriculture cargo preference program.
     TECO  Transport's barge subsidiaries consist of Gulfcoast Transit

                                  15
Company (Gulfcoast), which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi, Ohio and Illinois rivers. Their primary competitors are other barge and shipping lines and railroads. There are a number of companies offering transportation services on the waterways served by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.
     Electro-Coal Transfer Corporation (Electro-Coal) operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and another land-based terminal located nearby.
     The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.














































                                  16
     The Interstate Commerce Act exempts from regulation water t r ansportation of certain dry bulk commodities. In 1997, all transportation services provided by TECO Transport's subsidiaries were within this exemption.
     TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 that authorize the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. Compliance with this Act has had no material effect on TECO Transport's capital expenditures, earnings or competitive position, and no such effect is anticipated. In 1997, TECO Transport spent $.4 million for environmental control. Environmental expenditures are estimated at $.7 million in 1998, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for expenses related to oil and bilge water disposal at its river-barge repair facility in Illinois.

TECO POWER SERVICES

     TECO Power Services, a Florida corporation, has subsidiaries that own and operate independent power projects in Florida and in Guatemala. TECO Power Services also seeks opportunities to develop other independent power and cogeneration projects. It had 64 employees as of Dec. 31, 1997.
     Hardee  Power  Partners Limited (Hardee Power), a Florida limited partnership whose general and limited partners are wholly owned subsidiaries of TECO Power Services, owns the Hardee Power Station, a 295-MW combined cycle electric generating facility located in Hardee County, Florida, which began commercial operation on Jan. 1, 1993. Hardee Power has 20-year power supply agreements, for all of the capacity and energy of the Hardee Power Station, with Seminole E l e c tric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 11 electric distribution cooperatives, and with Tampa Electric. Under the Seminole Electric agreement, Hardee Power has agreed to supply Seminole Electric with an additional 145 MWs of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric, and at the option of Seminole Electric, to expand the Hardee Power Station's capacity by 145 MWs for the second 10 years of the contract. Tampa Electric also has the right under its agreement to require the expansion of the Hardee Power Station, subordinate to Seminole Electric's expansion option.
     The Hardee Power Station is fueled by natural gas or No. 2 fuel oil. Its contract for the supply and transportation of natural gas terminated June 30, 1997. It is operating under an interim contract and is currently in the process of negotiating a new contract for periods beyond that date with a projected execution date of March 1998. About 99 percent of the Hardee Power Station's generation for 1997 was from natural gas.















                                  17
     Hardee  Power's  average  fuel  cost  per million BTU has been as follows:
          Average cost
           per million BTU:       1997    1996    1995    1994

          Oil                    $4.73  $ 4.61  $ 4.64  $ 3.68
          Gas                    $2.90  $ 3.60  $ 2.70  $ 2.02
          Composite              $3.15  $ 3.65  $ 2.71  $ 2.40

     The price for natural gas deliveries taken in December 1997 was $3.00 per thousand cubic feet, or $2.86 per million BTU. The price for fuel oil deliveries taken in August 1997 was $26.35 per barrel, or $4.524 per million BTU. There were no fuel oil deliveries taken in 1997 subsequent to that date.
     Through its ownership and operation of a wholesale generating facility in the U.S., TECO Power Services is subject to regulation by the FERC in various respects. Depending upon the nature of the project, FERC may regulate, among other things, the rates, terms and conditions for the sale of electric capacity and energy.
     Like Tampa Electric, the U.S. operations of TECO Power Services are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.
     Tampa Centro Americana de Electricidad, Ltd. (TCAE), an entity 98.15-percent owned by TPS Guatemala One, Inc. (TPS Guatemala One), a subsidiary of TECO Power Services, has a U.S. dollar-denominated power sales agreement to provide 78 MWs of capacity to an electric utility in Guatemala for a 15-year period ending in 2010. The project (the Alborada Power Station) consists of two combustion turbines with a total cost of approximately $50 million. TECO Power Services has obtained political risk insurance from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. government, for currency inconvertibility, expropriation and political violence covering up to 90 percent of its equity investment and economic returns.
     TCAE began commercial operation of the Alborada Power Station on Sept. 14, 1995. The power sales agreement between TCAE and the power purchaser, Empresa Electrica de Guatemala, S.A. (EEGSA), provides for a capacity charge and operations and maintenance expense payments. The capacity charge is subject to adjustment due to output, heat rate and availability. EEGSA is responsible for providing the fuel for the p l a nt with TECO Power Services providing assistance in fuel administration.
     EEGSA, a private distribution and generation company formed in 1894, serves more than 400,000 customers. Approximately 92 percent of this company is currently owned by the Guatemalan central government through the Ministry of Finance, with the remaining 8 percent owned by private Guatemalan investors. EEGSA s service territory includes the capital of Guatemala, Guatemala City.
     In January 1997, TECO Power Services secured $29 million of limited-recourse financing for the Alborada Power Station from OPIC.
     In 1996, Central Generadora Electrica San Jose, SRL (CGESJ), an entity in which TECO Power Services has a 46 percent ownership interest, signed a U.S.-dollar denominated power sales agreement with EEGSA to provide 120 MWs of capacity for 15 years beginning in 2000. The project consists of a single unit pulverized coal baseload facility (San Jose Power Station) including port modifications to accommodate the importation of coal, as well as the construction of approximately 12 miles of transmission lines to connect the San Jose Power Station to the Alborada substation. The total cost of the project is estimated at $181 million. At Dec. 31, 1997 46 percent of CGESJ was owned by another U.S. independent power producer (a subsidiary of The Coastal Corporation) and 8 percent was owned by the same Guatemalan business group that TECO Power Services partnered with

                                  18
for the Alborada Power Station project. The U.S. partners have obtained a commitment for political risk insurance from OPIC for inconvertibility, expropriation and political violence covering up to 90 percent of their equity investment and economic returns.
     In the first quarter of 1998, TECO Power Services and a local partner were awarded the right to provide a 60 megawatt diesel powered plant in Pavana, Honduras with an estimated cost of $49 million. The award was made in connection with a declaration of electric emergency by the President of Honduras. TECO Power Services and its local partner are presently negotiating the terms of their interests in the project and a 20-year power sales agreement with the Honduran national utility.

PEOPLES GAS COMPANY

     Peoples Gas Company, a Florida corporation, is engaged in the purchase, distribution and marketing of propane gas for residential, commercial, and industrial customers in the State of Florida. It possesses no production facilities but purchases propane gas from major national suppliers. In 1997, PGC had more than 37,000 customers and sold more than 22 million gallons of propane.
     Propane gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of durable products such as steel, glass, ceramic tile and food products.
     Propane is purchased under short-term contracts which enables PGC to make purchases at prevailing market prices. During 1997, PGC entered into options contracts to limit the exposure to propane price increases. PGC may employ similar or other price management strategies in the future.
     PGC purchases propane from a small number of major national suppliers and from the Dixie Pipeline. The company has storage capacity in excess of one million gallons, mostly in South and Central Florida. Delivery of propane product to PGC storage facilities is primarily via rail cars and tanker trucks. PGC owns rail cars and tanker trucks used throughout the northern and northeastern markets in F l orida. The delivery of propane to PGC's storage facilities throughout the central and southeastern parts of the State is through transports controlled by a major propane supplier.
     The majority of PGC s propane is delivered into tanks and containers on the customer's premises via bulk delivery trucks. Propane block systems are also an integral part of the company's propane distribution operations in the residential market. Block systems are typically used in areas where natural gas is not available, and are often converted when a natural gas pipeline is constructed in the area.



















                                  19
     In the Florida propane market there are over thirty distributors competing within the residential and commercial markets. Competition ranges from a number of large, national companies to numerous local, independent operators. The primary focus among distributors is to gain market share through new customer growth (i.e., providing service for home construction). PGC, presently the largest independent propane distributor in Florida, expects to increase its customers and volumes t h rough increased marketing activity and acquisitions. Propane competes directly with natural gas, electricity and fuel oil, and its marketing areas are not limited by a pipeline infrastructure.
     In January 1998, TECO Energy acquired an additional Florida propane gas business, Griffis Gas, Inc., serving more than 10,000 propane customers in northern peninsular Florida, mainly in the Jacksonville area, and in Gainesville and Ocala. An affiliated company which transports propane for Griffis Gas, U.S. Propane, Inc., was also acquired. These companies now operate as part of PGC and are expected to increase its annual volume by about one third.

SUWANEE GAS MARKETING

     Suwanee Gas Marketing, a Florida corporation, owns no operating assets but owns all of the common stock of TECO Gas Services (formerly G a tor Gas Marketing) and has a 50% interest in two limited partnerships involved in gas marketing and promoting compressed gas as an alternative fuel for motor vehicles. TECO Gas Services provides gas management and marketing services for large industrial customers. In 1997, it provided gas management for three cogeneration facilities. TECO Gas Services owns no operating assets.

TECO INVESTMENTS

     T E CO Investments' assets consist of short- and long-term financial investments. The portfolio includes a continuing investment in leveraged leases of $61 million. At Dec. 31, 1997, the net leveraged lease investment had essentially a zero balance. TECO Energy does not expect to expand this business.

TECO FINANCE

     TECO Finance raises short- and long-term debt capital for the diversified activities of TECO Energy. It has its own credit ratings, based on a guarantee by TECO Energy. TECO Finance owns no operating assets.

TeCom

     TeCom, a Florida corporation formed in 1994, is marketing advanced energy management, automation and control systems for c o m mercial and residential applications, called the InterLane systems. Several utilities and end-use operators have purchased products from TeCom to demonstrate and test the InterLane systems.
     Because of a continued high level of product enhancement activity, TeCom capitalized $6.5 million pretax of product development costs in 1997 and $4.9 million in 1996. The product development costs capitalized in 1997 and 1996 and those to be capitalized in 1998 are expected to be amortized starting in 1998 when TeCom anticipates its commercial product will be available for general distribution. TeCom had 50 employees at Dec. 31, 1997.

BOSEK, GIBSON AND ASSOCIATES

     In November 1996, TECO Energy acquired Bosek, Gibson and Associates, Inc., an engineering energy services company. BGA, headquartered in Tampa, has seven offices in Florida and two in

                                  20
California, and had 92 employees as of Dec. 31, 1997.
     It provides engineering, construction management and energy services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.

TECO OIL & GAS

     TECO Oil & Gas, a Florida corporation, was formed in 1995 to enter into joint ventures with several partners to explore for oil and gas in the shallow Gulf waters off Texas and Louisiana.
     In 1997, TECO Oil & Gas began an on-shore exploration program in the Permian Basin area of west Texas.
     In August 1997, TECO Energy announced its intent to exit the conventional oil and gas exploration and production business because of the earnings volatility inherent in an oil and gas business of this size.
     In 1997, TECO Energy reported an after-tax loss from discontinued operations of $6.5 million, including a write-off of non-producing wells and net results up to the decision to exit the business. In addition, a $3 million after tax loss from the ongoing drilling program subsequent to the decision, was reported as a loss on disposal of discontinued operations.
     In March 1998, TECO Oil & Gas sold its offshore assets to a subsidiary of American Resources of Delaware for $57.7 million, consisting of $39.2 million in cash and a subordinated note in the amount of $18.5 million. TECO Energy will report an after-tax gain on this transaction of about 18 cents per share in the first quarter of 1998.
     TECO Oil & Gas is now pursuing the sale of its onshore assets.

     Item 2.                  PROPERTIES.

     TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

     At Dec. 31, 1997, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,600 MWS, including Big Bend (1,742-MW capability from four coal units), Gannon (1,180-MW capability from six coal units), Hookers Point (200-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit
(IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (194 MWS). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     T a m pa Electric owns 182 substations having an aggregate transformer capacity of 16,326,356 KVA. The transmission system c o n s ists of approximately 1,198 pole miles of high voltage transmission lines, and the distribution system consists of 6,894 pole

                                  21
miles of overhead lines and 2,625 trench miles of underground lines. As of Dec. 31, 1997, there were 525,236 meters in service. All of this property is located in Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the m a i ntenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for its office building in downtown Tampa that serves as headquarters for TECO Energy, Tampa Electric and certain other TECO Energy subsidiaries.

PEOPLES GAS SYSTEM

       PGS' distribution system extends throughout the areas it serves in Florida, and consists of more than 11,600 miles of pipe, including approximately 6,900 miles of mains and over 4,700 miles of service lines.
     P G S operating divisions are located in thirteen markets throughout Florida. While most of the facilities are owned, a small number of operations, storage and administrative facilities are leased.

TECO COAL

     TECO Coal, through its subsidiaries, controls over 100,000 acres of coal reserves and mining property in Kentucky and Tennessee.






























                                  22
     Pike-Letcher controls in excess of 43,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 110 million tons.
     Premier owns and operates a preparation plant and unit-train loadout facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves which are leased from Pike-Letcher. Premier does not own any coal reserves.
     Clintwood has 25,000 acres of coal reserves held under long-term leases in Pike County, Kentucky. These properties contain estimated proven and probable reserves of 30 million tons. Clintwood owns and operates a rail tipple and a coal preparation plant near the mines.
     Gatliff has 65,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,300 acres in fee and leases 55,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves of 15 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines. In 1996, TECO Coal closed certain of its older Gatliff mines.
     Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves.

TECO COALBED METHANE

     TECO Coalbed Methane's interest in proved gas reserves at Dec. 31, 1997 was independently estimated to be 195 billion cubic feet for 669 wells.
     TECO Coalbed Methane's share of gas production for 1997 was 19.2 billion cubic feet.

TECO TRANSPORT

     Electro-Coal's storage and transfer terminal is on a 1,070-acre site fronting on the Mississippi River, approximately 40 miles south of New Orleans. Electro-Coal owns 342 of these acres in fee, with the remainder held under long-term leases.
     Mid-South operates a fleet of 18 towboats and over 710 river barges, most of which it owns, on the Mississippi, Ohio and Illinois rivers. This includes three towboats and 110 covered river barges chartered in March 1998 under a five-year agreement which provides for the acquisition of these assets at the conclusion of the charter term. Mid-South owns 15 acres of land fronting on the Ohio River at Metropolis, Illinois on which its operating offices, warehouse and repair facilities are located. Fleeting and repair services for its barges and those of other barge lines are performed at this location and on the upper Mississippi River near the mouth of the Kaskaskia R i v er. Additionally, Mid-South performs fleeting and supply activities at leased facilities in Cairo, Illinois.
     Gulfcoast owns and operates a fleet of 12 ocean-going tug/barge units, a 30,000 ton ocean-going ship and a 40,000 ton ocean-going ship, with a combined cargo capacity of over 413,000 tons.

TECO POWER SERVICES

     Hardee Power has a lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida on which the Hardee Power Station is located. The lease term runs through the 2012 and has options to extend the term for up to an additional 20 years.
     In addition, a TECO Power Services' subsidiary has a 96.06-percent interest in a project entity, TCAE, which owns 7 acres in Guatemala on which the Alborada Power Station is located. Another TECO Power Services subsidiary has a 46-percent ownership in a project entity, CGESJ, which owns 190 acres in Guatemala on which the San Jose

                                  23
Power Station is being built.

PEOPLES GAS COMPANY

     PGC operating divisions are located in eleven markets throughout the state; most of its facilities are leased.

Item 3.   LEGAL PROCEEDINGS.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1997 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:
                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years
Girard F. Anderson    66         Chairman of the Board, President and
                                 Chief  Executive  Officer,  February
                                 1998  to  date;  President and Chief
                                 Executive  Officer, November 1997 to
                                 February  1998;  President and Chief
                                 O p erating  Officer  July  1994  to
                                 November  1997;  and  prior thereto,
                                 Executive   Vice   President-Utility
                                 Operations  and  President and Chief
                                 Operating  Officer of Tampa Electric
                                 Company.

Alan D. Oak           51         Executive  Vice  President and Chief
                                 Operating  Officer, November 1997 to
                                 date;  Senior Vice President-Finance
                                 and  Chief  Financial Officer, April
                                 1995  to  November  1997;  and prior
                                 thereto,  Senior  Vice  President-
                                 Finance,   Treasurer   and   Chief
                                 Financial Officer.






















                                  24
                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years

Roger  H. Kessel      61         Senior    Vice    President-General
                                 Counsel and Secretary, April 1995 to
                                 d a t e;  and  prior  thereto,  Vice
                                 President-General     Counsel    and
                                 Secretary.

Roger A. Dunn         55         Vice President-Human Resources, July
                                 1995  to  date;  and  prior thereto,
                                 S e n ior    Vice    President-Human
                                 Resources  and  Corporate Affairs of
                                 L T V      C o r p oration    (steel
                                 manufacturer), Cleveland, Ohio.

Royston  K. Eustace   56         Vice  President-Strategic  Planning
                                 and Business Development.

Gordon  L. Gillette   38         Vice  President-Finance  and  Chief
                                 Financial  Officer,  effective April
                                 1998;    Vice   President-Regulatory
                                 Affairs,  April  1997 to April 1998;
                                 Vice     President-Regulatory    and
                                 Business  Strategy of Tampa Electric
                                 Company,  April  1996 to April 1997;
                                 Vice President-Regulatory Affairs of
                                 Tampa Electric Company, January 1995
                                 to  April  1996;  and prior thereto,
                                 Director-Project  Services  of  TECO
                                 Power Services Corporation.

John B. Ramil         42         President of Tampa Electric Company,
                                 effective     April    1998;    Vice
                                 P r e sident-Finance    and    Chief
                                 Financial  Officer, November 1997 to
                                 April  1998;  Vice  President-Energy
                                 S e rvices  and  Planning  of  Tampa
                                 Electric  Company,  November 1994 to
                                 November 1997; Vice President-Energy
                                 Services  and  Bulk  Power  of Tampa
                                 Electric   Company,  April  1994  to
                                 November  1994;  and  prior thereto,
                                 Director-Resource  Planning of Tampa
                                 Electric Company.

     There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of t h e Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 15, 1998, and until his successor is elected and qualified.














                                  25
                               PART  II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.

     The following table shows the composite high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                    1st       2nd       3rd       4th
     1997
     High           $25 1/8   $25 5/8   $25 7/8   $28 3/16
     Low            $23 3/4   $23 3/4   $23 7/8   $22 3/4
     Close          $24       $25 9/16  $24 1/2   $28 1/8
     Dividend       $.28      $.295     $.295     $.295

     1996
     High           $27       $25 1/4   $25 1/4   $25 3/8
     Low            $23 3/4   $23       $23       $23 1/4
     Close          $24 7/8   $25 1/4   $23 3/4   $24 1/8
     Dividend       $.265     $.28      $.28      $.28


___________________

     The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 28, 1998 was 28,562.

     TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric Company's Restated Articles of Incorporation, certain of the supplemental indentures relating to different series of its First Mortgage Bonds and certain long-term debt issues at Peoples Gas System contain restrictions as to the payment of dividends on the common stock of Tampa Electric Company. Substantially all of Tampa Electric Company's retained earnings were available for dividends throughout 1997.

Recent Sales of Unregistered Securities

     On Jan. 27, 1998, TECO Energy issued 606,060 shares of its common stock (the Shares) in connection with its acquisition of Griffis, Inc. (Griffis), pursuant to the Agreement and Plan of Merger dated as of Jan. 20, 1998 (the Merger Agreement) among TECO Energy, two wholly owned subsidiaries of TECO Energy, Griffis and U.S. Propane, Inc.
(USPI), an affiliate of Griffis. Under the Merger Agreement, TECO Energy s wholly owned subsidiaries merged into Griffis and USPI, respectively, and as a result, all of the outstanding capital stock of Griffis and USPI was exchanged for the Shares.
     The Shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided in
Section 4(2) thereof. Reliance upon this exemption was based upon the nature of the transaction, the number of shareholders and investment representations made by each.











                                  26

Item 6.   SELECTED FINANCIAL DATA.
Year ended Dec. 31,                      1997         1996         1995         1994          1993
(millions, except per share amounts)
Revenues (1)(2)                     $1,862.3      $1,775.3    $ 1,658.9     $1,615.4     $ 1,563.7
Net income (1):
  From continuing operations        $  211.4      $  217.4    $   200.8    $   163.8(3)  $   161.4
  From discontinued operations          (6.5)         (0.9)        (0.5)          --            --
  Disposal of discontinued
    operations                          (3.0)           --           --           --            --
Net Income before cumulative
  effect of change in accounting
  principle                            201.9         216.5        200.3        163.8(3)      161.4
Cumulative effect of change in
  accounting principle                    --            --           --           --          11.2
Net income                          $  201.9      $  216.5     $  200.3     $  163.8      $  172.6

Total assets (1)                    $3,960.4      $3,901.6     $3,801.0     $3,622.6      $3,423.2
Long-term debt (1)                  $1,080.2      $1,118.0     $1,126.4     $1,156.3      $1,169.1

Earnings per average share (EPS)
  outstanding -- basic (1):
    From continuing operations      $   1.62      $   1.68     $   1.56     $   1.28(3)   $   1.26(4)
    From discontinued operations       (0.05)        (0.01)          --           --            --
    Disposal of discontinued
      operations                       (0.03)           --           --           --            --
    Before cumulative effect of
      change in accounting
      principle                     $   1.54      $   1.67     $   1.56     $   1.28(3)   $   1.26(4)
    Cumulative effect of change in
      accounting principle                --            --           --           --           .09(4)
Earnings per average common
  share outstanding -- basic        $   1.54      $   1.67     $   1.56     $   1.28      $   1.35(4)
Common dividends paid per
  common share (5)                  $  1.165      $  1.105     $ 1.0475     $  .9975      $  .9475(4)
_________________
(1)  The  amounts  prior  to  1997  have been restated to include the results of the Peoples companies merger.
(2)  Amounts  shown  in  1997,  1996 and 1995 include the impact of deferred revenues, as discussed on page 29 of Management's Discussion and Analysis.
(3)  Includes  the  effect of a corporate restructuring charge which reduced new income by $15 million and earnings per share by $0.12.
(4)  Restated to reflect a two-for-one stock split on Aug. 30, 1993.
(5)  Dividend rate for TECO Energy Common Stock (not restated for Peoples companies merger).






                                                  27
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management s Discussion and Analysis contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements are set forth in the Investment Considerations section.

EARNINGS SUMMARY:

All prior year amounts have been restated to reflect the merger with the Peoples Gas companies and exclude the discontinued operations of TECO Oil & Gas. See the discussion of the mergers in Note A on pages 59 and 60, and Discontinued Operations on page 39.

     TECO Energy reported basic earnings from continuing operations of $1.62 per share in 1997 compared to $1.68 in 1996. Excluding $.04 per share of one-time merger related transactions expenses, the earnings were $1.66. Results in 1997 included the recognition of $30.5 million of previously deferred revenues at Tampa Electric compared with the deferral of $34.2 million of revenues in 1996 under agreements approved by the Florida Public Service Commission (FPSC). Results in 1995
reflect the deferral of $50.8 million of revenues at Tampa Electric under an FPSC approved agreement. See Utility Regulation section.
     Earnings per share after, after a $9.5 million after-tax loss from the discontinued conventional oil and gas operations, were $1.54 compared with $1.67 in 1996.
     The decline in 1997 earnings from continuing operations was due primarily to one-time merger related costs from the Peoples Gas companies merger and an FPSC decision, described in the Tampa Electric section, directing the regulatory treatment of two wholesale power sales contracts. These effects more than offset earnings growth from the diversified businesses. Earnings growth in 1996 was driven by strong performance at the diversified companies as well as continued growth in energy sales at Tampa Electric, lower operations and maintenance expenses, and higher levels of capitalized financing costs (AFUDC), associated with the investment in the Polk Power Station at Tampa Electric which entered commercial service in September 1996.

Earnings per share-basic    1997   Change    1996   Change    1995
Continuing operations      $1.62    -3.6%   $1.68     7.7%   $1.56
Discontinued operations     (.08)     --     (.01)     --       --
Earnings per share         $1.54    -7.8%   $1.67     7.1%   $1.56

Earnings per share-diluted
Continuing operations      $1.61    -3.6%   $1.67     7.7%   $1.55
Discontinued operations    (.07)      --       --      --       --
Earnings per share         $1.54    -7.8%   $1.67     7.7%   $1.55












                                   28
Earnings per share by operating group
  from continuing operations- basic:

  Regulated companies      1997    Change    1996   Change    1995
     Tampa Electric      $1.03      -4.6%   $1.08     6.9%   $1.01
     Peoples Gas System    .11(1)     --      .11    10.0%     .10
  Diversified companies
     /other                .52(2)    6.1%     .49     8.9%     .45
  Merger related
    expenses              (.04)       --       --      --       --
  Total                  $1.62      -3.6%   $1.68     7.7%   $1.56

Net Income (millions)
 from continuing
 operations             $211.4      -2.8%  $217.4     8.3%  $200.8

Average common shares outstanding
Basic (millions)         130.8       1.2%   129.3      .5%   128.6
Diluted (millions)       131.2       1.1%   129.8      .6%   129.0

Return on average
  common equity          14.3%              15.6%            15.5%

(1) Excludes $.01 of one-time merger related transactions.
(2) Excludes $.03 of one-time merger related transactions.

OPERATING RESULTS

TECO Energy's Operating Results
     Operating income growth in 1997 reflected increased operating income at Tampa Electric from the recognition of $30.5 million of previously deferred revenues, the inclusion of Polk Unit One in rate base for earnings purposes and strong performance by the diversified companies, particularly TECO Transport. Consolidated operating income rose in 1996 despite the deferral of $34.2 million of revenues at Tampa Electric under agreements approved by the FPSC. Results in 1995 included the deferral of $50.8 million of revenues, also, under an FPSC approved agreement Tampa Electric agreement. See Utility Regulation section.
     The following table identifies the unconsolidated revenues and operating income from continuing operations of the significant operating groups.

Contributions by operating group (unconsolidated)(1)

Revenues                    1997   Change     1996   Change     1995
(millions)
Tampa Electric (2)       $1,189.2    6.8%  $1,112.9    1.9%  $1,092.3
Peoples Gas System       $  249.6   -3.5%  $  258.7   17.3%  $  220.6
Diversified companies    $  632.5    4.3%  $  606.2    9.7%  $  552.8















                                   29
Operating income            1997   Change     1996   Change     1995
 (millions)
Tampa Electric           $  271.5   11.3%  $  244.0    6.3% $   229.5
Peoples Gas System       $   33.6    5.0%  $   32.0    4.9% $    30.5
Diversified companies(3) $  115.1    1.1%  $  113.9    8.0% $   105.4

(1) All amounts have been restated to exclude discontinued operations of TECO Oil & Gas.
(2) 1997 Tampa Electric revenues include the recognition of $30.5 million of previously deferred revenues, 1996 and 1995 revenues were net of $34.2 and $50.8 million respectively, deferred under agreements described in the Utility Regulation section.
(3) O p erating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the limited-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain amounts have been restated to conform to current year presentation.

Tampa Electric -- Electric Operations

Tampa Electric's Operating Results
     In 1997, Tampa Electric benefited from a strong local economy, good customer growth and continued cost control. Its 1997 operating income increased more than 11 percent, after the recognition of $30.5 million of previously deferred revenues to support the inclusion of Polk Unit One in rate base for earnings purposes.
     Tampa Electric's 1996 operating income increased more than six percent over 1995 results even after the deferral of $34.2 million of revenues. Higher base revenues from retail customer growth, favorable weather and an improved economy together with lower operating expenses and the inclusion of Polk Unit One in rate base for earnings purposes in the fourth quarter contributed to the improvement.

Tampa Electric Results      1997   Change     1996   Change      1995
(millions)
Revenues (1)             $1,189.2    6.8%  $1,112.9    1.9%  $1,092.3
Operating expenses          917.6    5.6%     868.9     .7%     862.8
Operating income         $  271.5   11.3%  $  244.0    6.3%  $  229.5

(1) 1997 Tampa Electric revenues include the recognition of $30.5 million of previously deferred revenues. 1996 and 1995 revenues are net of $34.2 million and $50.8 million of deferred revenues, respectively.

Tampa Electric's Operating Revenues
     Tampa Electric s 1997 operating revenues increased almost seven percent to $1.2 billion, after the recognition of $30.5 million of previously deferred revenues. The company benefited from customer growth of more than two percent and retail energy sales growth, despite mild weather, of one percent. Tampa Electric's 1996 revenues, even after the deferral of $34.2 million of revenues, increased due to more than two percent customer growth and higher energy sales due to a colder than normal winter.









                                   30
     The economy in Tampa Electric's service area continued to grow in 1 9 9 7 with increased employment from corporate relocations and expansions. Combined residential and commercial energy sales declined slightly in 1997, as the effects of mild weather more than offset the addition of over 12,000 new customers. Non-phosphate industrial sales increased in 1997 primarily due to the strong local economy and the shift of some commercial customers to the industrial classification to take advantage of new favorable Florida tax law changes on electricity used in manufacturing.
     Sales to the phosphate industry increased in 1997 as production increased to meet continued strong domestic and international demand for phosphate products. Sales to the phosphate customer group represented less than four percent of base revenues in 1997.
     Based on its own and independent forecasts, Tampa Electric expects its service area economy to grow moderately for the next several years at rates higher than the country as a whole. The local economy continues to benefit from a good labor market, available land, good access through airport and port facilities and economic development activities by local communities.
     Based on this expected growth reflecting both population and business activity increases, Tampa Electric projects higher retail energy sales of more than two percent annually for each of the next five years, with combined energy sales growth in the residential and commercial sectors of almost three percent annually. Energy sales to non-phosphate industrial customers are expected to grow almost two percent annually for the next five years.
     After 1998, sales to the phosphate industry are expected to decline slowly as mining activity migrates out of Tampa Electric's service area. This decline could be accelerated if IMC Agrico (IMCA) or others decide to pursue new self-generation projects. See the Utility Regulation section. IMCA is Tampa Electric's largest customer, representing less than three percent of base revenues.
     All of these growth projections are based on important assumptions, including continued local area economic growth, normal weather and no significant regulatory changes.
     Non-fuel revenues from sales to other utilities were $39 million in 1997, $36 million in 1996 and $34 million in 1995. Non-fuel revenues increased in 1997 and 1996 due to a shift from broker system economy sales to longer-term, higher-margin wholesale power sales. Megawatt hours sold to other utilities decreased in 1997 primarily due to lower Tampa Electric generating unit availability.
     An adverse FPSC decision in 1997 which required Tampa Electric to change its regulatory treatment of two wholesale power sales contracts, had the effect of reducing Tampa Electric s 1997 earnings by about $.05 per share. The required treatment eliminates certain assets from retail rate base and shifts certain costs from retail to wholesale where they are not fully recovered. One of the contracts has been terminated and efforts are being made to mitigate the effects of the second. The impact of the remaining contract and the mitigation effort is not expected to have a material impact on 1998 results. As a result of the FPSC decision, Tampa Electric will concentrate its wholesale power sales efforts on energy broker and other short-term sales through 1999, and not on longer-term capacity contracts as in the past.












                                   31
Tampa Electric megawatt-hour sales

                            1997   Change      1996  Change      1995
  (thousands)
  Residential               6,500   -1.6%     6,607    4.0%     6,352
  Commercial(1)             4,901    1.8%     4,815    2.2%     4,710
  Industrial(1)             2,466    7.0%     2,304   -2.4%     2,362
  Other                     1,223    1.7%     1,203    2.3%     1,176
    Total retail           15,090    1.1%    14,929    2.3%    14,600
  Sales for resale          3,160   -2.5%     3,241   19.8%     2,706
    Total energy sold      18,250    0.4%    18,170    5.0%    17,306
  Retail customers
   (average)                518.4    2.4%     506.0    2.2%     495.2

(1) Results reflect the shift of some commercial customers to the industrial classification to take advantage of new favorable Florida tax law changes on electricity used in manufacturing. This does not affect Tampa Electric s revenues.

Tampa Electric's Operating Expenses
     Non-fuel operations and maintenance expenses rose almost six percent, reflecting a full year of operations of Polk Unit One and increased generating unit maintenance. Improved efficiency and the continued focus on aggressive cost management throughout the company limited other operations expense increases. Absent increased generating unit maintenance expense, operations and maintenance expense in all other areas increased less than one percent. Non-fuel operations and maintenance expenses declined in 1996 due to the continuing focus on managing costs in all areas of the company. Over the next several years, non-fuel operations and maintenance expense increases are expected to average about the same level as inflation.
     In September 1996, Tampa Electric completed the construction of the 250-megawatt, state-of-the-art, clean-coal technology Polk Unit One. The addition of this facility was the primary cause of increased non-fuel operating expenses in 1997. During the first three years of operations a total of $28 million from the U. S. Department of Energy (DOE) is available to partially offset a significant portion of the non-fuel operations and maintenance expenses. The FPSC has allowed full recovery of the capital costs incurred in the construction of the plant as described in the Utility Regulation section.

Operating expenses
                             1997  Change      1996  Change     1995
(millions)
Other operating expenses   $165.1     .6%    $164.1     .5%    $163.3
Maintenance                  78.2   19.4%      65.5   -5.9%      69.6
Depreciation                141.4   17.6%     120.2    6.1%     113.3
Taxes, other than income     91.8    5.4%      87.0   -1.0%      87.9
 Operating expenses         476.5    9.1%     436.8     .6%     434.1
Fuel                        373.4   -2.5%     383.1    -.3%     384.3
Purchased power              67.7   38.3%      49.0   10.4%      44.4
  Total fuel cost           441.1    2.1%     432.1     .8%     428.7
Total operating expenses   $917.6    5.6%    $868.9     .7%    $862.8












                                   32
     Depreciation expense increased $21 million in 1997 due to normal plant additions to serve the growing customer base and a full year of service of Polk Unit One. Depreciation expense in 1996 increased from normal plant additions and the fourth quarter addition of Polk Unit One. Depreciation expense is projected to rise moderately for the next several years due to normal utility plant additions.
     Changes in taxes other than those on income reflected the property taxes associated with Polk Unit One in 1997. Higher state gross receipts taxes and franchise fees associated with higher energy sales and changes in property values in 1996 were offset by decreases in payroll related taxes as a result of the 1994 restructuring.
     Total fuel cost increased by two percent in 1997 due to higher energy sales and a larger proportion of purchased power, a component of total fuel cost, as a result of lower generating unit availability. In 1996, total fuel cost was less than one percent higher than in 1995 despite a five-percent increase in total energy sales. The success in controlling fuel cost is a result of Tampa Electric's use of lower-priced coals and the mix in operating generating units. Average coal costs, on a cents-per-million BTU basis, declined more than two percent in 1997 after a six-percent decrease in 1996.
     Purchased power increased in 1997 due to lower generating unit availability. In 1996, purchased power increased primarily to meet weather-related demand. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
     Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially coal. External forecasts indicate relatively stable coal prices for the next few years compared to oil or gas prices.

Peoples Gas System

Peoples Gas System Results
     In June 1997, TECO Energy completed its merger with the parent company of the Peoples Gas companies. Concurrent with this merger, the largest subsidiary, Peoples Gas System (PGS), a regulated local gas distribution company, was merged into Tampa Electric Company and now operates as the Peoples Gas Division of Tampa Electric Company. Also in June 1997, TECO Energy completed its acquisition of the West Florida Natural Gas Company (West Florida Gas), a local distribution company serving the Ocala and Panama City, Florida areas. West Florida Gas was merged into Tampa Electric and now operates as part of the Peoples Gas Division.
     These acquisitions were accounted for as poolings of interests and, accordingly, the 1997 financial and operating data include the results of West Florida Gas and PGS, combined for the full year. The financial statements prior to 1997 have been restated to include the results of the Peoples Gas companies. The prior years have not been restated to reflect the operations and financial position of West Florida Gas due to its insignificant size.
     These acquisitions further TECO Energy's strategy of pursuing growth in energy-related businesses through geographic expansion and the addition of new product and service offerings.













                                   33
Peoples Gas System Results (1)
(millions)                  1997   Change     1996   Change      1995
Revenues                   $249.6   -3.5%    $258.7   17.3%    $220.6
Cost of gas sold            119.6   -8.1%     130.1   32.1%      98.5
Operating expenses           96.4    -.2%      96.6    5.5%      91.6
Operating income           $ 33.6    5.0%    $ 32.0    4.9%    $ 30.5

Therms sold (millions)
   Residential                48.9    1.5%      48.2   11.1%      43.4
   Commercial                207.8  -11.6%     235.1    2.2%     230.0
   Industrial                 35.9  -39.2%      59.0  -26.0%      79.7
   Transportation            607.2   21.5%     499.8  -19.7%     622.6
Total                        899.8    6.8%     842.1  -13.7%     975.7
Customers (thousands)        234.7   16.0%     202.4    2.7%     197.1

(1)  Excludes  the  revenues  and  expenses  for  1996  and 1995 of West
     Florida Gas. Excludes approximately 28,000 customers and 57.5 million therms in 1996 and 28,000 customers and 50.1 million therms in 1995 of West Florida Gas.

     PGS is the largest natural gas distribution utility in Florida with about 65 percent of the market. It serves almost 235,000 customers in the major metropolitan areas of Florida, including Jacksonville, Daytona Beach, Orlando, Fort Lauderdale, Miami, St. Petersburg, Tampa, Sarasota, Ocala and Panama City and the surrounding communities. The operations of PGS are regulated by the FPSC, which has jurisdiction over rates, service, issuance of certain securities, safety, accounting practices and other matters.
     The PGS customer base is largely residential and small commercial customers with a smaller number of large commercial and industrial customers and power generation facilities. PGS has increased the number of commercial and residential customers served more than two percent annually over the last five years.
     PGS is actively marketing natural gas service to major new home builders, targeting upscale communities where annual per customer usage approaches 1,000 therms per year compared to the current average of 250 therms per customer per year. In 1997, residential customers represented 89 percent of customers, used five percent of total gas and contributed 34 percent of non-fuel revenues.
     In Florida, natural gas has been used by commercial customers for food processing and production of products such as steel, glass and ceramic tile. In addition, the use of natural gas for climate control is s p r eading to institutional, commercial and industrial customers including schools, hospitals and office complexes. In 1997, commercial customers represented 10 percent of customers, used 23 percent of total gas and contributed 53 percent of non-fuel revenues.
     PGS is increasing its investment in infrastructure to serve residential and commercial customers. It expects to invest $50 to $60 million annually for the next five years to grow the business, doubling the historical level of capital expenditures. Infrastructure will be expanded in areas already currently served and into areas not yet served by natural gas.
     Gas sales to large commercial and industrial customers have decreased as these customers shifted to increased use of transportation only services. Large industrial and power generation customers are permitted under current regulation to purchase natural gas directly from gas marketers, with PGS providing gas delivery at transportation only rates. Deliveries to these customers can vary significantly from year to year due to price and availability of gas compared to prices for other fuels that may be substituted for natural gas. In 1997, large industrial and transportation customers represented one percent of the customers, used 72 percent of total gas transported and contributed 13 percent of non-fuel revenues.
     Transportation  volumes  increased  in  1997 due to the addition of

                                   34
West Florida Gas and the conversion of some large commercial customers to transportation only service. Transportation gas volumes decreased significantly in 1996 due to a power generation customer decreasing gas usage and the scheduled removal from the system of a cogeneration customer.
     Residential gas sales increased in 1997 due to the additional volume from West Florida Gas, which was partially offset by a mild 1997 winter after high levels of gas sales in 1996. The 1995-1996 winter was one of the coldest in Florida history.
     P G S s ales volumes and revenues are subject to seasonal fluctuations. Typically sales volumes are higher during the winter months reflecting greater demand for residential space heating, and revenues are higher reflecting both increased demand and higher demand-driven natural gas prices. Changes in the cost of gas sold are reflected in customers bills through the FPSC-approved Purchased Gas Adjustment clause.
     PGS is focused on cost control and held operating expenses flat in 1997 despite the addition of West Florida Gas. Additional operating expense savings are expected in 1998 as a result of merger related synergies, mainly from the elimination of duplicative overhead and administrative activities, as well as improved operating efficiencies and lower interest costs.
     Operating expenses increased in 1996 over 1995 due to the implementation of an incentive compensation program for employees and h i gher depreciation on normal additions to property, plant and equipment.

Diversified Companies

Diversified Companies' Operating Results
     The diversified companies achieved operating income of $115.1 million in 1997 compared with $113.9 million in 1996 and $105.4 million in 1995. The diversified companies now include a propane company, an appliance sales and service company and a gas marketing company acquired with PGS.
     The improved results in 1997 were due to higher coal volumes handled for Tampa Electric along with increased overseas grain business at TECO Transport, and TECO Coal s growth in third party sales and lower operating expenses. Higher operating income in 1996 resulted from higher gas prices throughout the year at TECO Coalbed Methane and TECO Power Services first full year of operations at the Alborada Power Station in Guatemala.























                                   35
Diversified Companies  Results from Continuing Operations
(unconsolidated) (1)
  (millions)                 1997  Change      1996  Change   1995(2)
  Revenues                 $632.5    4.3%    $606.2    9.7%    $552.8
  Operating expenses        517.4    5.1%     492.3   10.0%     447.4
  Operating income (3)     $115.1    1.1%    $113.9    8.1%    $105.4

(1) A l l amounts have been restated to exclude the discontinued operations of TECO Oil & Gas.
    (2) Certain 1995 amounts have been restated to conform to the current year presentation.
(3) O p e rating income includes items which are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income the tax credit is part of the provision for income taxes and the interest is part of interest expense.

     TECO Transport achieved higher operating income in 1997. The transfer terminal handled higher coal volumes for Tampa Electric to replenish coal inventories depleted in 1996 and all areas of the company achieved increased operating efficiencies. The ocean-going business also benefited from a full year of operations from the ship added in 1996 and increased grain charter business. The river business was impacted by adverse weather conditions early in the year. This was partially offset by increased northbound business and higher volumes handled for Tampa Electric.
     Results in 1996 improved due to added capacity on the river and in the ocean going fleet and increased northbound river traffic.
     The ocean-shipping business in late 1997 again increased its capacity, adding a second ship to the fleet. This 36,000 ton ship will be used in the government sponsored export grain trade and will free other vessels for general business uses.
     T h e transfer terminal handled slightly lower quantities of petroleum coke as excess capacity depressed market prices leading suppliers to hold the product off the market. This decrease was more than offset by higher export coal volumes and increased tonnage of coal transferred for Tampa Electric.
     TECO Transport expects to benefit from the continued strong domestic demand for phosphate products, and from further diversification into new markets and cargoes in 1998.
     Transfers of petroleum coke are expected to increase in 1998 reflecting an increase in supply and a return to more normal demand. Increased transfers and northbound river shipments of steel related products are also expected as a result of new steel mini-mills coming on line and the offering of an integrated package of services for scrap and other steel products.
     Significant factors which could affect overall results are weather, commodity grain prices and domestic and overseas economic conditions.
     TECO Coal s operating income increased nine percent in 1997 due to increased shipments of specialty coals to third parties from the new facilities at Clintwood Elkhorn and the growth in third-party steam coal sales which more than offset higher production costs at Premier and lower shipments to Tampa Electric. In 1996, operating income was lower than in 1995 primarily due to a $5.2-million pretax gain from a road condemnation settlement in 1995. Sales increased to 6.1 million tons in 1997, compared to 5.9 million tons in 1996 and 5.3 million tons in 1995.
     Success in burning more conventional and lower-cost steam coals has enabled Tampa Electric to adopt a competitive strategy of phasing down coal shipments from TECO Coal for the last several years. Shipments to Tampa Electric declined by about 25 percent in 1997 after a 17 percent decline in 1996. Because of this decrease and high production costs,

                                   36
Gatliff closed several mines in 1996. Shipments to Tampa Electric are expected to decline by approximately 25 percent in 1998.
     I n September 1996, TECO Coal acquired 25 million tons of metallurgical grade coal reserves contiguous to its existing Clintwood operations and constructed a new preparation plant at this location. This facility, which supports an additional one million tons of annual production, went into service in mid-1997. Metallurgical coal has unique characteristics and is sold primarily to the steel industry both domestically and internationally.
     Most of the production from the Premier mines is committed through 1998. TECO Coal expects increased sales volumes from the Premier mines and the Clintwood expansion to offset the impact on operating results of lower sales to Tampa Electric in 1998.
     TECO Coalbed Methane's 1997 operating income increased more than two percent as higher per unit Section 29 tax credits and lower per unit operating costs more than offsetting the anticipated three percent decline in production. Gas price strength in 1997 was a result of low inventory levels at the start of the fall heating season. Production declined to 19.2 billion cubic feet (Bcf) from 19.8 Bcf in 1996. At year-end 1997, proven reserves were estimated to be 195 Bcf.
     Results in 1996 improved due to strong gas prices.
     Production from TECO Coalbed Methane s reserves are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code through the year 2002. The credit, which grows with inflation, was estimated at $1.05 per thousand cubic feet (Mcf) in 1997.
     All gas produced is sold under contract at spot market prices for the life of the reserves. Although natural gas prices have been subject to significant volatility since late 1994, the Section 29 tax credits provide some degree of stability to TECO Coalbed Methane s operating results.
     TECO Power Services operating income decreased, as expected, in 1997 as a result of interest expense associated with the $29 million limited-recourse project debt financing completed in January 1997 for the Alborada Station in Guatemala. Operating income rose in 1996 from a full year of operation of this 78-megawatt station.
     In 1996, TECO Power Services formed a partnership with the same Guatemalan business interest it partnered with for the Alborada Power Station and with Coastal Corporation to build, own and operate a 120-megawatt pulverized coal-fired power plant, the San Jose Power Station in Guatemala. The partnership signed a 15-year power supply agreement with the same Guatemalan distribution utility that purchases power from the Alborada plant. All necessary construction permits are in hand, design and engineering work continues and construction has started. The $181 million San Jose Station is scheduled to be completed by early 2000. TECO Power Services has a 46 percent interest in the project.
     TECO Power Services domestic project, the Hardee Power Station in west central Florida, continues to operate reliably, supplying power to Seminole Electric Cooperative and Tampa Electric.

















                                   37
     Peoples Gas Company (PGC), the unregulated propane gas business acquired in the Peoples Gas companies merger, is the largest independent propane distributor in Florida. In 1997, it had more than 37,000 customers and sold more than 22 million gallons of liquid propane gas compared with 35,000 customers and 23 million gallons sold in 1996. In 1997, the effects of mild weather more than offset customer growth.
     PGC does business in the same major metropolitan areas as PGS and in other areas as well, marketing liquid propane gas to residential, commercial and industrial customers. Propane competes directly with natural gas, electricity and fuel oil, and its marketing areas are not limited by a pipeline infrastructure.
     PGC also serves as a strategic partner to PGS by installing propane systems to support early phases of development while holding the delivery of natural gas until there is sufficient demand to justify the extension of the pipeline infrastructure to serve customers.
     PGC expects to grow customers and volumes in 1998 and beyond through increased marketing activity and acquisitions.
     Peoples Sales and Service, also acquired in the Peoples Gas companies merger, helps facilitate new growth and sales for PGS and PGC through the coordination of the retail sales installation and service of gas burning appliances for PGS and PGC customers.
     TECO Gas Services is another unregulated business acquired in the Peoples Gas companies merger. This company provides gas management and marketing services for large industrial customers. In 1997 TECO Gas Services provided gas management for three cogeneration facilities.
     TeCom is marketing advanced energy management, automation and control systems for commercial and residential applications, called the InterLane Power Manager and the InterLane Home Manager respectively.
     TeCom made progress in 1997 in the development and marketing of these systems, particularly the one for commercial applications. The system was installed in a number of commercial facilities in locations within, among others the Nashville Electric System, the Nebraska Public Power District and Omaha Public Power District, the Idaho Power system and the Washington Water Power System. In 1998, the Power Manager is being offered to Tampa Electric s commercial and light industrial c u s t o mers as part of an energy information service package. Additionally, several utilities engaged in projects demonstrating the residential product in 1997.
     Because of a continued high level of product enhancement activity, TeCom capitalized $6.5 million pretax of product development costs in 1997 and $4.9 million in 1996. In accordance with accepted accounting practices, capitalized development costs associated with the commercial system capitalized in 1996 and 1997 are expected to be amortized starting in 1998 when TeCom anticipates its commercial product will be available for general distribution.
     Bosek, Gibson and Associates, Inc. (BGA), an energy services company headquartered in Tampa with seven offices in Florida and two in California, was acquired in November 1996. It provides engineering, construction management and energy services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.
       In 1997, it was selected to provide energy services, analysis and economic evaluation by, among others, the Jacksonville Naval Air Station and the Suncoast District of the United States Postal Service. BGA is working with both Peoples Gas System and TeCom throughout Florida to make integrated product and services offerings that are energy source neutral. In 1997, BGA began to transition from a traditional engineering services company to a company focused more on energy performance contracting.

Diversified Companies' Operating Revenues
     Unconsolidated diversified revenues rose four percent in 1997, from increased third party and Tampa Electric business at TECO Transport, increased third party sales at TECO Coal, and increased utilization of

                                   38
TECO  Power  Services'  Alborada  Station  in  Guatemala.    In  1997,
diversified revenues also reflected a full year of revenues for BGA, acquired in November 1996.
     In 1996, the diversified companies achieved a 10 percent increase in revenues. The largest increases occurred at TECO Coal from higher sales to third parties, at TECO Coalbed Methane from higher gas prices, and at TECO Power Services from a full year of operations at the Alborada Power Station in Guatemala.

Diversified Companies' Operating Expenses
     Operating expenses increased five percent in 1997, due to higher production at TECO Coal, increased fleet utilization at TECO Transport and the interest on new limited-recourse project debt at TECO Power Services.
     Diversified companies operating expenses increased 10 percent in 1996. Difficult underground mining conditions at TECO Coal s Gatliff mines increased costs and led to the closing of several mines. Higher fuel prices at TECO Transport and a full year of operations at TECO Power Services Alborada Power Station also contributed to increased operating expenses.

Discontinued Operations
     In August 1997, TECO Energy announced its intent to exit the conventional oil and gas exploration and production business because of the small scale of the operations and earnings volatility inherent in an oil and gas business of this size.
     In 1997, TECO Energy reported an after-tax loss from discontinued operations of $6.5 million including the write off of a group of three offshore wells that ceased producing and the net results up to the decision to exit the business. In addition, a $3 million after-tax loss from the ongoing drilling program subsequent to the decision, was reported as a loss on disposal of discontinued operations.
     In March 1998, TECO Oil & Gas sold its offshore assets to a subsidiary of American Resources of Delaware for $57.7 million, consisting of $39.2 million in cash and a subordinated note in the amount of $18.5 million. TECO Energy will report an after-tax gain on this transaction of about 18 cents per share in the first quarter of 1998.
     TECO Energy will continue to operate its separate coalbed methane gas production business. It is not a part of this sale.

Year 2000 Computer Systems Compliance
     Based on a complete inventory and risk assessment of all hardware, firmware and software systems, TECO Energy identified three primary areas with Year 2000 compliance issues: the energy control system at Tampa Electric; mainframe based business systems such as financial reporting and customer billing; and process controllers in power generation facilities, and other operating areas of the TECO Energy companies.
















                                   39
     Working with the original equipment manufacturers and other users, Tampa Electric began modifying the energy control system in 1997 and expects the system to be Year 2000 compliant by the end of 1998. In early 1997, TECO Energy began using a contractor specializing in Year 2000 conversions to make mainframe business applications compliant and expects conversion and testing to be completed by the end of 1998.
Process controllers throughout the corporation are being modified or replaced in the normal course of business with compliance expected in all areas by the end of 1998.
     The cost to make all of TECO Energy's equipment, systems and processes Year 2000 compliant is expected to be about $5 million, of which approximately $1 million was reflected in 1997 results.
     TECO Energy is surveying all major suppliers and customers to determine the status and schedule for their Year 2000 compliance and expects to complete this effort by the middle of 1998. If customers and suppliers' compliance plans present risks to TECO Energy, the company plans to identify alternate suppliers and provide assistance where appropriate.
     TECO Energy does not at this time foresee a material impact on its business operations or results associated with achieving Year 2000 compliance.

NON-OPERATING ITEMS

Other Income (Expense)
     The dividend requirement for Tampa Electric preferred stock, included in Other Income (Expense), declined in 1996 and 1997 reflecting the redemption of all outstanding preferred stock.
     Allowance for other funds used during construction (AFUDC) was $.1 million in 1997, $16.5 million in 1996 and $13.7 million in 1995. With the completion of Tampa Electric's Polk Unit One in 1996, AFUDC is expected to be minimal for the next several years.

Interest Charges
     Interest charges were $105.8 million in 1997, up seven percent, reflecting lower AFUDC on borrowed funds at Tampa Electric. In 1996, interest charges were $98.7 million, up three percent from 1995 primarily due to the expiration of an interest rate swap agreement.

Income Taxes
     Income tax expense increased in 1997 reflecting higher pretax income and the effect of lower AFUDC on equity funds at Tampa Electric. Income tax expense increased in 1996 primarily from increases in pretax income. Income tax expense as a percent of income from continuing operations before taxes was 31 percent in 1997, 27 percent in 1996 and 25 percent in 1995.
     Total income tax expense was reduced by the federal tax credit related to the production of coalbed methane. This tax credit totaled $20.2 million in 1997, $19.6 million in 1996 and $20.6 million in 1995. The tax credit rate was estimated at $1.05 per Mcf in 1997, up from $1.02 in 1996 and $1.01 in 1995. This rate escalates with inflation and could be limited by domestic oil prices. In 1997 domestic oil prices would have had to exceed $46 per barrel for this limitation to have been effective. The federal tax credit on production of coalbed methane is available through the year 2002.










                                   40
     The income tax effect of losses from discontinued operations is shown as a component of results from discontinued operations.

BUSINESS DEVELOPMENT ACTIVITY

     In January 1998, TECO Energy acquired an additional Florida propane gas business, Griffis Gas, Inc., in a stock-for-stock merger transaction that was accounted for as a pooling of interests. About 600,000 shares of TECO Energy common stock were issued in the transaction.
     Griffis Gas, Inc., was a privately owned business operating in northern peninsular Florida, mainly in the Jacksonville area, and in Gainesville and Ocala. An affiliated company which transports propane for Griffis Gas, U.S. Propane, Inc., was also acquired.
     Both of the acquired companies operate as a part of Peoples Gas Company; this acquisition is expected to increase Peoples Gas Company's annual volume by about one third.
     In the first quarter of 1998, TECO Power Services and a local partner were awarded the right to provide a 60 megawatt diesel powered plant in Pavana, Honduras with an estimated cost of $49 million. The award was made in connection with a declaration of electric emergency by the President of Honduras. TECO Power Services and its local partner are presently negotiating the terms of their interests in the project and a 20-year power sales agreement with the Honduran national utility.
     I n March 1998, TECO Transport's river barge transportation subsidiary, Mid-South Towing, chartered three towboats and 110 covered river barges under an agreement that provides for their acquisition at t h e end of the five-year charter term. This additional river transportation equipment is expected to be used to expand TECO Transport's service offerings.

ACCOUNTING STANDARDS

Reporting Comprehensive Income
     In 1997 the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) 130, Reporting Comprehensive Income, effective for fiscal years beginning after Dec. 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. TECO Energy does not expect this standard to have a significant impact on its reporting practices.

Segment Reporting
     FAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after Dec. 15, 1997 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. TECO Energy has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

CAPITAL EXPENDITURES

   TECO Energy's 1997 capital expenditures of $213 million consisted of $125 million for Tampa Electric, $30 million for Peoples Gas System and $58 million for the diversified companies.
   Tampa Electric spent $125 million in 1997 for equipment and facilities to meet its growing customer base and for generating equipment improvements.
   Peoples Gas System spent $30 million for system expansion and normal equipment replacement. TECO Transport invested $29 million in 1997 for the purchase of a 36,000 ton ship, a program of barge enlargement and refurbishment, and normal equipment replacement. TECO Coal spent $12

                                   41
million for an expansion of its Clintwood operations and acquisition of new mining equipment. TECO Power Services spent $2 million for initial design work for the San Jose Power Station in Guatemala. TECO Oil & Gas spent $7 million for natural gas exploration and development.
   T E CO Energy estimates total capital expenditures for ongoing operations to be $304 million for 1998 and $879 million during the 1999-2002 period. Of these amounts, Tampa Electric expects to spend $129 million in 1998 and $515 million during the 1999-2002 period, mainly for d i s tribution facilities to meet customer growth and generation reliability programs.
   Tampa Electric s capital expenditure projections include about $20 million over the 1999-2002 period to comply with Phase II of the Clean Air Act as described in the Environmental Compliance section. The level of capital expenditures that will actually be required for compliance is uncertain at this time.
   Capital requirements for Peoples Gas System are expected to be about $60 million in 1998 and $190 million during the 1999-2002 period for infrastructure expansion to grow the customer base and normal asset replacement.
   The diversified companies expect capital expenditures of about $116 million in 1998 and $175 million during the 1999-2002 period. Included in these amounts are the acquisition of coal mining equipment and mine development costs, acquisition of replacement river barges and ocean transportation equipment and normal asset replacement. At the end of 1997, $39 million had been committed.
   Included in these estimates for the diversified companies are $76 million over the next three years at TECO Power Services for the construction of the San Jose Power Station in Guatemala and the Pavana project in Honduras. TECO Power Services is seeking external debt financing for the remainder of its share of the construction costs, and expects to use limited-recourse project debt financing after completion.

ENVIRONMENTAL COMPLIANCE

   TECO Energy and its subsidiaries are subject to various environmental regulations. TECO Energy believes that it and all of its subsidiaries are substantially in compliance with the currently applicable standards of the various environmental enforcement agencies and that potential environmental liabilities are not material.
   Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability could be up to $15 million over the next ten years. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.


















                                   42
   Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and using emission allowances.
   Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards set for the year 2000. The options include adding a scrubber or switching to lower sulfur fuels. It is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide (NOx) reductions. These options include combustion modifications and retrofit control technology. While Tampa Electric s estimates reflected in the Capital Expenditure section include $20 million for compliance with all Phase II requirements including NOx reductions. The actual level of required expenditures is uncertain at this time, however, it would be higher if the option of scrubbing additional capacity is chosen. In any event, Tampa Electric believes that the cost of compliance with Phase II, which would be reflected in customers' bills, is not expected to have a material impact on its prices.

UTILITY REGULATION

Return on Equity (ROE) and Other Regulatory Agreements:

Rate Stabilization Strategy
   Building on an FPSC approved agreement in 1994, Tampa Electric s objective has been to place the Polk Power Station in service without increasing the total price for electric service while earning a fair return. To meet this objective the company took action to significantly reduce costs. Another key component of the strategy to accomplish this objective was the deferral and subsequent recognition of revenues. With the agreements approved by the FPSC in 1995 and 1996, the objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period are being accomplished.

1995
   In 1995, the FPSC approved a plan submitted by Tampa Electric to defer revenues for 1995. Under this plan Tampa Electric s allowed ROE increased to an 11.75 percent midpoint with a range of 10.75 percent to
12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above a ROE of 12.75 percent. In 1995 Tampa Electric deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate as specified in the Florida Administrative Code.
   Also as part of this plan, Tampa Electric s oil backout tariff was eliminated Jan. 1, 1996, an annual revenue reduction of approximately $12 million.

1996 - 1999
   In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) on a multi-year base rate freeze and refund plan. Under this plan, base rates were frozen through 1998 and Tampa Electric s customers received a $25-million refund over 12 months starting in October 1996. The refund consisted of $10 million of revenues deferred from 1995 and $15 million of 1996 revenues.
   In addition, the agreement set forth a multi-year plan for allocating revenues based on Tampa Electric s ROE. For the years 1996 through 1998 Tampa Electric retains all revenues contributing to a ROE up to 11.75 percent. Any additional revenues will be allocated according to a formula.
   In 1996, 40 percent of any actual revenues contributing to a ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60

                                   43
percent were deferred for use in 1997 and 1998.
   In 1997, 40 percent of any revenues that contributed to a ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent were deferred for use in 1998 as were any revenues contributing to a ROE in excess of 12.75 percent. The same 40 percent allocation will be made in 1998 after taking into account any deferred revenues not used in previous years. The remaining 60 percent, as well as any revenues contributing to a ROE in excess of 12.75 percent will be refunded to customers in 1999.
   Under these agreements $34.2 million of 1996 revenues were deferred. Approximately $60 million of revenues deferred from 1996 and 1995 plus $8 million of interest, after the effect of the $25-million refund, were available for use in 1997 and 1998. Tampa Electric recognized $30.5 million in 1997 and is expected to recognize up to $39 million of previously deferred revenues in 1998.
   In  October  1996,  the  FPSC unanimously approved an agreement among
Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of the capital costs incurred in the Polk Power Station project. The agreement also calls for an extension of the base rate freeze established in the May agreement through 1999. Tampa Electric has the option of filing an application with the FPSC on or after July 1, 1999 for authorization to adjust base rates after Jan. 1, 2000.
   Under the October 1996 agreement, the $25-million refund established in the May 1996 agreement remained intact and, in addition, customers began receiving a $25-million temporary base rate reduction reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997. This temporary base rate reduction will be netted against any refunds that otherwise might have been made in 1999 under the May agreement.
   In 1999, 60 percent of the revenues contributing to a ROE in excess of 12.0 percent will be refunded to customers in 2000 along with any 1999 revenues which contribute to a ROE above 12.75 percent.
   Tampa Electric agreed to remove from rate base the $5-million investment made in land at Port Manatee. This land has value for uses other than as a power plant site, and will continue to be recorded as an asset of Tampa Electric. In 1990, a citizens task force recommended using previously mined land in Polk County over the Manatee site as the preferred location for the Polk Power Station.
   Tampa Electric s results under these agreements are subject to FPSC review and audit.

Wholesale Power Sales Contracts
   In September, the FPSC ruled that costs associated with two long-term, wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes, the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic. See Tampa Electric Operating Results section.

Environmental Cost Recovery Clause
   In 1997, Tampa Electric recovered $5.8 million of environmental compliance costs through the environmental cost recovery clause. These are costs incurred by Tampa Electric after April 1993 to comply with environmental regulations enacted, or which became effective subsequent to the test year of Tampa Electric's most recent full regulatory price setting proceeding but not included in current rates. Tampa Electric will continue to seek recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement the earliest any such new prices could be in effect is in the year 2000.

                                   44
Utility Competition: Electric

   Tampa Electric s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. One such initiative, described below, involves a proposed merchant power plant with a claimed self generation use. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action might, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load.
   There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
   In April 1996, the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
   Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.

Merchant Power Plants
   In a 1997 FPSC informational workshop to address long range power supply planning, questions were raised as to whether merchant power plants, i.e plants built on speculation with a portion or all of their capacity not subject to purchase agreements, could or should be p e r m i t ted to serve growing customer demand for electricity. Subsequently, utilities, cogeneration/independent power producers and power marketers presented views before the FPSC on the applicability of existing law and regulations to merchant power plants.
   Tampa Electric presented its position that only utilities or entities with contracts to serve the long term needs of an individual utility could legally be applicants under the Florida Power Plant Siting Act
(PPSA). The PPSA governs the building of new generation and requires the applicant to demonstrate that a plant is needed prior to receiving construction and operating permits.
   In subsequent declaratory statement proceedings addressing specifically a proposed Duke/IMCA power plant discussed below, and a project with a municipal utility, proposed by Duke, the FPSC denied

                                   45
Duke's petitions and determined that the issue of the ability of merchant power plants to be applicants under the PPSA needed to be addressed in a more inclusive proceeding. It is uncertain at this time whether or how the FPSC will proceed on this issue.
   In 1997, IMCA and Duke announced that they had signed a letter of intent for the construction of a natural gas fired combined cycle power plant with a minimum capacity of 240 megawatts to serve retail load currently served by Tampa Electric and two other utilities, and the merchant wholesale function described above.
   Tampa Electric and others objected to the proposed project on the ground that it involved retail transactions within defined service areas that are prohibited under existing Florida regulation. Prior to an FPSC-ordered evidentiary hearing to determine if the proposed project should be considered permitted self-generation or a prohibited retail sale, IMCA withdrew its petition. As a result, the status of the proposed project is unclear at this time.
   I f the Duke/IMCA project or similar projects by others are successfully pursued there would be an adverse effect on Tampa Electric's retail operations, with some likely cost shifting to other retail customers. Likewise, if necessary regulatory or legislative actions are taken that result in the construction of wholesale merchant power plants, Tampa Electric's wholesale operations would be adversely affected.

Utility Competition: Gas

   P G S is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services.
   Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly either using PGS facilities or transporting gas through other facilities, thereby bypassing PGS facilities. In response to this competition, various programs have been developed by PGS including the provision of transportation services at discounted rates.
   In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases liquid propane gas. P G S has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers.

Purchased Gas Adjustment
   Changes in the cost of gas sold are passed along to customers through the FPSC approved Purchased Gas Adjustment (PGA) clause.

Gas Unbundling
   In some areas of the country, gas service for large customers has become unbundled, with these customers able to choose a third-party supplier of the gas commodity and to secure from the distribution company transportation-only service. PGS is already largely unbundled with 60 percent of the system throughput coming from third-party suppliers.
   The FPSC staff has issued a draft tariff which would allow all customers, except residential, the right to take transportation-only service and purchase gas from third parties. PGS is opposed to this proposal unless there is a showing of benefit to the general body of customers. It is unclear whether the FPSC staff action will lead to FPSC action requiring further unbundling.

INVESTMENT ACTIVITY


                                   46
   At Dec. 31, 1997, TECO Energy had $10.6 million in cash and cash equivalents versus $15.9 million at year end 1996.
   The company also has a continuing investment in leveraged leases of $61 million. At Dec. 31, 1997 the net leveraged lease investment had essentially a zero balance and all leases were performing on a current basis. The company has made no investment in leveraged leases since 1989.

FINANCING ACTIVITY

   TECO Energy's 1997 year-end capital structure, excluding the effect of unearned compensation, was 51 percent debt and 49 percent common equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings/Senior Debt

                          Duff & Phelps   Moody s   Standard & Poor s
Tampa Electric                AA+           Aa2           AA
TECO Finance/TECO Energy      AA-            A1           AA-

   In December 1996 the Polk County Industrial Development Authority issued $75 million of Solid Waste Disposal Facility Revenue Bonds for the benefit of Tampa Electric. The bonds were issued at a tax-exempt rate of 5.85% and will mature on Dec. 1, 2030. The proceeds of the issue were used to repay short-term debt incurred during the construction of the Polk Power Station.
   TECO  Energy  raised  $9.2  million of common equity in 1996 and $9.4 million in 1995 from the sale of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (DRP). In 1997, the DRP purchased TECO Energy shares on the open market for plan participants.
   In July 1997, Tampa Electric retired all of its outstanding shares of cumulative preferred stock at per share redemption prices of $103.75 for Series A, $102.875 for Series B and $101.00 for Series D. In April 1996 Tampa Electric retired Series E and Series F preferred stock at redemption prices of $102.00 and $101.00, respectively.
   In January 1997, TECO Power Services secured $29 million of long term limited-recourse debt financing for its Alborada Power Station in Guatemala. Proceeds repaid short-term debt that had funded the construction of the station.
   In 1997, TECO Energy repaid $70 million of maturing medium-term notes and redeemed $24 million of long-term debt assumed in the West Florida Gas and Peoples Gas companies mergers.
   As a part of its risk management program, during 1995 TECO Energy entered into an interest rate exchange agreement to moderate its exposure to short-term interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance pays a fixed rate of 5.8% and receives a floating rate based on a 30-day commercial paper index. The benefits of this agreement are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. This agreement did not have a significant impact on interest expense in 1997 or 1996.
   TECO Energy enters into futures and options contracts, from time to time, to hedge the selling price for TECO Coalbed Methane s physical production and to limit its exposure to gas price increases in both the regulated Peoples Gas System and the unregulated propane business. TECO Energy does not use derivative or other hedging instruments for speculative purposes.

LIQUIDITY, CAPITAL RESOURCES

   TECO Energy and its operating companies met cash needs during 1997 largely with internally generated funds with the balance from short-term

                                   47
borrowing.
   At  Dec.  31,  1997  TECO Energy had unused bank credit lines of $485 million.
   TECO Energy anticipates meeting its capital requirements for ongoing operations in the 1998-2002 period substantially from internally generated funds. TECO Power Services expects to finance the San Jose Power Station with limited-recourse project financing upon completion of construction.
   Based upon anticipated revenue growth and effective cost management in all of its current businesses and identified capital expenditures, TECO Energy expects to generate, after dividends, about $400 million of free cash flow through the year 2002. This amount would be available to further grow the business and strengthen the balance sheet.

INVESTMENT CONSIDERATIONS

   The  following  are  certain  of  the  factors that could affect TECO
Energy s future results. They should be considered in connection with evaluating forward-looking statements contained in this Management s Discussion and Analysis and elsewhere in this Report and otherwise made by or on the behalf of TECO Energy, since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.
   General Economic Conditions. The company s businesses are dependent on general economic conditions. In particular, the projected growth in Florida and Tampa Electric s service area is important to the realization of Tampa Electric s and the Peoples Gas companies' forecasts for annual energy sales growth for 1998 and beyond. An unanticipated downturn in Florida s or the local area s economy could adversely affect Tampa Electric s or the Peoples Gas companies' performance, through time.
   The activities of the diversified businesses, particularly TECO Transport and TECO Coal, are also affected by general economic conditions in the respective industries and geographic areas they serve, both nationally and internationally.
   Weather Variations. Most of TECO Energy s businesses are affected by variations in general weather conditions and unusually severe weather. Tampa Electric s and the Peoples Gas companies' energy sales are particularly sensitive to variations in weather conditions. The TECO Energy companies forecast energy sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also have an effect on operating costs as well as sales.
   Peoples Gas System and Peoples Gas Company are more weather sensitive with a single winter peak period than Tampa Electric with both summer and winter peak periods. Mild winter weather in Florida can be expected to negatively impact results at these Peoples Gas companies.
   Variations in weather conditions also affect the demand and prices for the commodities sold by TECO Coalbed Methane and TECO Coal. TECO Transport is also impacted by weather because of its effects on the supply of and demand for the products transported. Severe weather conditions that could interrupt or slow service and increase operating costs also affects these businesses.
   Potential Competitive Changes. The electric industry has been undergoing certain restructuring. Competition in wholesale power sales has been introduced on a national level. Some states have mandated or encouraged competition at the retail level, and in some situations required divestiture of generating assets. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation, market conditions or initiatives of other electric power providers, however, particularly with respect to retail competition, could adversely affect

                                   48
Tampa Electric s business and its performance.
   The gas distribution industry has been subject to competitive forces for several years. Further unbundling of gas service could adversely affect Peoples Gas System.
   Regulatory Actions. Tampa Electric and Peoples Gas System operate in highly regulated industries. Their retail operations, including the prices charged, are regulated by the FPSC, and Tampa Electric s w h olesale power sales and transmission services are subject to regulation by FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse effect on either Tampa Electric s or Peoples Gas System's performance.
   Commodity Price Changes. Most of TECO Energy s businesses are sensitive to changes in certain commodity prices. Such changes could affect the prices they charge, their operating costs and the competitive position of their products and services.


















































                                   49
   In the case of Tampa Electric, fuel costs used for generation are mostly affected by the cost of coal. Tampa Electric is able to recover the cost of fuel through retail customers' bills, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. On the wholesale side, the ability to make sales and the margins on power sales are affected by the cost of coal to Tampa Electric, particularly as it relates to the cost of gas and oil to other power producers.
   In the case of Peoples Gas System, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and therefore the competitive position of Peoples Gas relative to electricity, other forms of energy and other gas suppliers.
   At the diversified companies, changes in gas and coal prices directly affect the margins at TECO Coalbed Methane and TECO Coal.
   Environmental Matters. TECO Energy s businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in and compliance with these regulations may impose additional costs on the company, or result in the curtailment of certain activities.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                      No.

Report of Independent Accountants                                      51

Consolidated Balance Sheets, Dec. 31, 1997 and 1996                    52

Consolidated Statements of Income for the years ended
 Dec. 31, 1997, 1996 and 1995                                          53

Consolidated Statements of Cash Flows for the years
 ended Dec. 31, 1997, 1996 and 1995                                    54

Consolidated Statements of Common Equity for the years
 ended Dec. 31, 1997, 1996 and 1995                                    55

Notes to Consolidated Financial Statements                          56-78


   Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

















                                   50
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of TECO Energy, Inc.,

   We have audited the accompanying consolidated balance sheets of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1997 and 1996, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended Dec. 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TECO Energy, Inc. and subsidiaries as of Dec. 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1997, in conformity with generally accepted accounting principles.




                                                 COOPERS & LYBRAND L.L.P.

Tampa, Florida
Jan. 15, 1998, except for certain
    information included in Notes L
    and I, for which the dates are
    Jan. 27, 1998 and March 10, 1998,
    respectively.























                                   51
                            CONSOLIDATED BALANCE SHEETS
                                    (millions)
                                      Assets
Dec. 31,                                              1997           1996

Current Assets
Cash and cash equivalents                         $   10.6       $   15.9
Receivables, less allowance for uncollectibles       222.7          226.7
Inventories, at average cost
 Fuel                                                 80.8           62.2
 Materials and supplies                               63.1           60.0
Prepayments                                           12.9           12.8
                                                     390.1          377.6
Property, Plant and Equipment, at Original Cost
Utility plant in service
 Electric                                          3,880.6        3,784.7
 Gas                                                 471.1          410.4
Construction work in progress                         57.0           45.4
Other property                                       950.8          927.8
                                                   5,359.5        5,168.3
Accumulated depreciation                          (2,123.0)      (1,935.5)
                                                   3,236.5        3,232.8
Other Assets
Other investments                                     88.3           91.1
Deferred income taxes                                 88.1           76.7
Deferred charges and other assets                    157.4          123.4
                                                     333.8          291.2
                                                  $3,960.4       $3,901.6
                             Liabilities and Capital
Current Liabilities
Long-term debt due within one year                $   12.7       $   80.3
Notes payable                                        447.5          305.7
Accounts payable                                     158.7          181.5
Customer deposits                                     77.9           77.7
Interest accrued                                      21.8           20.2
Taxes accrued                                         14.0           14.9
                                                     732.6          680.3
Other Liabilities
Deferred income taxes                                470.9          458.9
Investment tax credits                                51.7           56.3
Regulatory liability-tax related                      35.1           35.7
Other deferred credits                               145.2          160.9
Long-term debt, less amount due within one year    1,080.2        1,118.0

Preferred Stock of Tampa Electric                       --           20.0

Capital
Common equity                                      1,512.2        1,442.2
Unearned compensation                                (67.5)         (70.7)
                                                  $3,960.4       $3,901.6

The accompanying notes are an integral part of the consolidated financial statements.












                                       52
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

Year ended Dec. 31,                      1997          1996        1995
Revenues                            $ 1,862.3     $ 1,775.3    $ 1,658.9
Expenses
Operation                               966.6         955.5        871.6
Maintenance                             114.2          97.4        106.5
Depreciation                            225.4         202.8        192.7
Taxes, other than income                143.5         137.8      1,304.0

Income from Operations                  412.6         381.8        354.9

Other Income (Expense)
Allowance for other funds used
 during construction                      0.1          16.5         13.7
Other income (expense)                   (0.3)          1.4         (0.5)
Preferred dividend requirements of
 Tampa Electric                          (0.5)         (1.8)        (3.6)
                                         (0.7)         16.1          9.6
Income Before Interest and
 Income Taxes                           411.9         397.9        364.5
Interest Charges
Interest expense                        105.9         105.1        101.0
Allowance for borrowed funds
 used during construction                (0.1)         (6.4)        (5.6)
                                        105.8          98.7         95.4
Income Before Provision for
 Income Taxes                           306.1         299.2        269.1
Provision for income taxes               94.7          81.8         68.3
Net income from continuing
 operations                             211.4         217.4        200.8

Net Loss from Discontinued
 Operations, net of income tax
 benefit of $3.5 million, $0.5
 million and $0.3 million for 1997,
 1996 and 1995, respectively             (6.5)         (0.9)        (0.5)
Loss on Disposal of Discontinued
 Operations, net of income tax
 benefit of $1.6 million for 1997        (3.0)           --           --
Net Income                          $   201.9     $   216.5     $   200.3
Average common shares
 outstanding during year                130.8         129.3         128.6

Earnings per Average Common Share
 Outstanding From continuing operations
    --Basic                         $    1.62     $    1.68     $    1.56
    --Diluted                       $    1.61     $    1.67     $    1.55

 Net income
    --Basic                         $    1.54     $    1.67     $    1.56
    --Diluted                       $    1.54     $    1.67     $    1.55
The accompanying notes are an integral part of the consolidated financial statements.














                                       53
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
Year ended Dec. 31,                         1997          1996        1995
Cash Flows from Operating Activities
Net income                                $201.9        $216.5      $200.3
Adjustments to reconcile net
  income to net cash from
  operating activities
 Depreciation                              225.4         202.8       192.7
 Deferred income taxes                      (1.9)          9.7       (14.9)
 Investment tax credits, net                (5.0)         (5.1)       (5.3)
 Allowance for funds used
  during construction                       (0.2)        (22.9)      (19.3)
 Amortization of unearned
  compensation                               5.9           5.4         4.9
 Deferred revenue                          (30.5)         34.2        50.8
 Deferred recovery clause                    2.7           7.4       (17.9)
 Refund to customers                       (19.8)         (6.0)         --
 Receivables, less allowance for
  uncollectibles                             6.4         (26.3)      (22.3)
 Inventories                               (21.4)          7.6        26.0
 Taxes accrued                              (0.9)         (1.6)       13.1
 Interest accrued                            1.6           2.8        (2.2)
 Accounts payable                           (2.8)         (9.6)        7.6
 Other                                     (10.6)         (1.3)       28.7
                                           350.8         413.6       442.2
Cash Flows from Investing Activities
 Capital expenditures                     (212.6)       (296.3)     (461.2)
 Allowance for funds used
  during construction                        0.2          22.9        19.3
 Investment in short-term investments         --          32.3        68.4
 Other non-current investments               2.0           2.8        17.5
                                          (210.4)       (238.3)     (356.0)
Cash Flows from Financing Activities
 Common stock                                5.1          13.9        11.1
 Proceeds from long-term debt               29.3          78.1         0.6
 Repayment of long-term debt              (103.8)        (34.0)       (9.1)
 Net increase (decrease) in
     credit lines                          (49.8)         (6.2)        1.0
 Net increase (decrease) in
     short-term debt                       141.2         (55.8)       11.4
 Redemption of preferred stock             (20.4)        (35.5)         --
 Dividends                                (147.3)       (134.2)     (126.2)
                                          (145.7)       (173.7)     (111.2)
Net increase (decrease) in
 cash and cash equivalents                  (5.3)          1.6       (25.0)
Cash and cash equivalents at
 beginning of year                          15.9          14.3        39.3
Cash and cash equivalents at end of year  $ 10.6        $ 15.9      $ 14.3

Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for
   Interest (net of amounts capitalized)  $115.5        $ 93.8      $ 97.3
   Income taxes                           $ 97.4        $ 87.1      $ 72.0

The accompanying notes are an integral part of the consolidated financial statements.







                                       54

                              CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                             (millions)
                                               Additional                                Total
                                       Common    Paid-in   Retained      Unearned       Common
                           Shares(1)     Stock    Capital  Earnings  Compensation       Equity

Balance, Dec. 31, 1994,
   as restated                 128.3   $ 128.3   $ 321.6   $  801.8       $ (79.1)    $1,172.6
 Net income for 1995                                          200.3                      200.3
 Common stock issued             0.5       0.5      10.6                                  11.1
 Cash dividends declared                                     (126.2)                    (126.2)
 Amortization of unearned
  compensation                                                                4.9          4.9
 Tax benefits-ESOP dividends
    And stock options                                0.1        2.2                        2.3
Balance, Dec. 31, 1995         128.8     128.8     332.3      878.1         (74.2)     1,265.0
 Net income for 1996                                          216.5                      216.5
 Common stock issued             0.9       0.9      17.8                     (1.9)        16.8
 Cash dividends declared                                     (134.2)                    (134.2)
 Amortization of unearned
  compensation                                                                5.4          5.4
 Premium on redemption of
  preferred stock                                              (0.5)                      (0.5)
 Tax benefits-ESOP dividends
  and stock options                                  0.3        2.2                        2.5
Balance, Dec. 31, 1996         129.7     129.7     350.4      962.1         (70.7)     1,371.5
 Net income for 1997                                          201.9                      201.9
 Common stock issued             0.4       0.4       7.4                     (2.7)         5.1
 Common stock issued-
  West Florida Gas Inc. merger   0.8       0.8      (1.1)       5.8                        5.5
 Cash dividends declared                                     (147.3)                    (147.3)
 Amortization of unearned
  compensation                                                                5.9          5.9
 Tax benefits-ESOP dividends                                    2.1                        2.1
Balance, Dec. 31, 1997         130.9   $ 130.9   $ 356.7   $1,024.6       $ (67.5)    $1,444.7

The accompanying notes are an integral part of the consolidated financial statements.

(1) TECO Energy had 400 million shares of $1 par value common stock authorized in 1997, 1996 and 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Principles of Consolidation
     The significant accounting policies for both utility and diversified operations are as follows:
     The consolidated financial statements include the accounts of TECO E n ergy, Inc. (TECO Energy or the Company) and its wholly owned subsidiaries, including the Peoples Gas companies acquired in 1997.
     The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.
     The proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane's and TECO Oil & Gas s undivided interest in joint venture property is included in the consolidated financial statements.
     All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Basis of Accounting
     Tampa Electric and Peoples Gas System (the regulated utilities) maintain their accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC). In addition, Tampa Electric maintains its accounts in accordance with r e cognized polices prescribed or permitted by the Federal Energy
Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS
71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995 and 1996. Revenues are recognized as allowed under the terms of the agreements.
     The regulated utilities retail business is regulated by the FPSC and Tampa Electric s wholesale business is regulated by FERC. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity and conservation costs for Peoples Gas System. These adjustment factors are based on costs projected for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     In August 1996, the FPSC approved Tampa Electric's petition for r e c o v ery of certain environmental compliance costs through the environmental cost recovery clause.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 were no longer recovered through the cost recovery clause.
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the ten-year period beginning April 1, 1995. In 1997, 1996 and 1995, $2.7 million, $2.7 million, and $2 million, respectively, of buy-out costs were amortized to expense.
     Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
     In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provided for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consisted of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.
     In October 1996, the FPSC approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of the capital costs incurred in the construction of the Polk Power Station project, and calls for an extension of the base rate freeze established in the May agreement through 1999. Under the October agreement, the $25-million refund established in the May agreement remains intact and customers began receiving a $25-million temporary base rate reduction reflected as a credit on customer bills over the 15-month period which began Oct. 1, 1997.

Depreciation
     TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.0% for 1997, 1996 and 1995.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Asset Impairment
     The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. No write-down of assets due to impairment was required in 1997 or 1996.

Foreign Operations
     The functional currency of TPS Guatemala One, Inc. s partnership in Guatemala is the U.S. dollar. Transactions conducted in Guatemala in the local currency are remeasured to the U.S. dollar for financial reporting purposes with aggregate transaction gains or losses included in net income. The aggregate transaction losses included in net income in 1997, 1996 and 1995 were not significant.
     The partnership is protected from any significant currency gains or losses by the terms of the power sales agreement in which payments are defined in U.S. dollars.

Deferred Income Taxes
     TECO Energy utilizes the liability method in the measurement of d e ferred income taxes. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Tampa Electric and Peoples Gas System are regulated, and their books and r e c o rds reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

Investment Tax Credits
     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1997, 1996 and 1995. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Capitalized Development Costs
     TeCom, a subsidiary of TECO Energy, is developing for market advanced energy management and automation systems for residential and commercial applications. TeCom capitalized product development costs of $6.5 million in 1997 and $4.9 million in 1996. The costs capitalized in 1997 and 1996 and those anticipated to be capitalized during the product enhancement period are expected to be amortized over the life of the product, estimated to be three years. In 1998 TeCom anticipates its commercial product will be available for general distribution and will begin amortizing the associated product development costs.

Interest Capitalized
     Interest costs for the construction of TECO Coal's preparation plant and loadout facility, and TECO Power Services Alborada Power Station were capitalized and are being depreciated over the service lives of the related property. Such interest costs capitalized were not significant.

Cash Equivalents
     Cash equivalents are highly liquid, high-quality debt instruments purchased with a maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments. The amount of cash equivalents outstanding at Dec. 31, 1997 and 1996 was not significant.

Other Investments

     Other investments include longer-term passive investments, primarily leveraged leases.

Coalbed Methane Gas Properties
     TECO Coalbed Methane, a subsidiary of TECO Energy, has developed jointly the natural gas potential in a portion of Alabama's Black Warrior Basin.
     TECO Coalbed Methane utilizes the successful efforts method to account for its gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     Capitalized costs are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.
     Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1997 and 1996 were $209.1 million and $207.1 million respectively. Net proven reserves at Dec. 31, 1997 and 1996 were as follows:

Net Proven Reserves - Coalbed Methane Gas

(billion cubic feet)              1997           1996
Proven reserves,
  beginning of year               190.4          184.0
Production                        (19.2)         (19.8)
Revisions of and additions
  to previous estimates            23.8           26.2
Proven reserves, end of year      195.0          190.4
Number of wells                     669            656

Hedges - Gas Prices
     TECO Energy enters into futures and options contracts, from time to time, to hedge the selling price for TECO Coalbed Methane s physical production and to limit its exposure to gas price increases in both the regulated Peoples Gas System and the unregulated propane business. TECO Energy does not use derivatives or other hedging instruments for speculative purposes.

Mergers
     In June 1997, TECO Energy completed its merger with Lykes Energy, Inc. (the Peoples companies) and issued approximately 12.1 million shares of its common stock. Concurrent with this merger, the regulated gas distribution utility, Peoples Gas System, Inc., was merged into Tampa Electric Company and now operates as the Peoples Gas division of Tampa Electric Company.
     Also in June 1997, TECO Energy completed its merger with West Florida Gas Inc. (West Florida) and issued approximately .8 million shares of its common stock. Concurrent with this merger, West Florida s regulated gas distribution utility, West Florida Natural Gas Company, was merged into Tampa Electric Company and now operates as part of the Peoples Gas division.
     These mergers were accounted for as poolings of interests and, accordingly, the company s Consolidated Balance Sheet as of Dec. 31, 1997 and its Consolidated Statements of Income and Cash Flows for the period ended Dec. 31, 1997 include the results of the Peoples companies and West Florida.
     Financial statements and all financial information presented for periods prior to 1997 have been restated to include the results of the

Peoples companies. Prior period financial statements have not been restated to reflect the operations and financial position of West Florida due to its size.
     The company s combined restated revenues and net income from continuing operations for the years ended Dec. 31, 1997, 1996 and 1995 were as follows:

                                   Revenues (1)        Net Income (1)
                                   (thousands)         (thousands)
Year Ended Dec. 31, 1997
TECO Energy pre-merger(2)           $  753.9              $  94.1
Peoples companies pre-merger(3)        157.2                 10.5
                                       911.1                104.6
Merger related(4)                          -                 (5.3)
                                       911.1                 99.3
TECO Energy post-merger                951.2                112.1
Combined                            $1,862.3              $ 211.4


Year Ended Dec. 31, 1996
TECO Energy pre-merger(2)           $1,468.2               $ 201.6
Peoples companies pre-merger(3)        307.1                  15.8
                                     1,775.3                 217.4
Merger related(4)                          -                     -
                                     1,775.3                 217.4
TECO Energy post-merger                    -                     -
Combined                            $1,775.3               $ 217.4

Year Ended Dec. 31, 1995
TECO Energy pre-merger(2)           $1,392.3               $ 186.6
Peoples companies pre-merger(3)        266.6                  14.2
                                     1,658.9                 200.8
Merger related(4)                          -                     -
                                     1,658.9                 200.8
TECO Energy post-merger                    -                     -
Combined                            $1,658.9               $ 200.8

(1)  From continuing operations.
(2) The 1996 and 1995 amounts were previously reported on Form 10-K for the years ended Dec. 31, 1996 and 1995.
(3) The Peoples companies include Peoples Gas System, Inc. and the non-regulated Peoples companies for 1997, 1996 and 1995 and West Florida Gas Inc. for 1997.
(4) Reflects a net, after-tax, one-time charge for all merger related transactions.

Reclassifications and Restatements
     Certain prior year amounts were reclassified or restated to conform with current year presentation.

B.   Common Equity

Stock-Based Compensation
     In April 1996, the shareholders approved the 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan superseded the 1990 Equity Incentive Plan (the "1990 Plan") which superseded the 1980 Stock Option and Appreciation Rights Plan (the "1980 Plan") and no additional grants will be made under the superseded Plans. The rights of the holders of outstanding options under the 1990 Plan and the 1980 Plan were not affected. The purpose of the 1996 Plan is to attract and retain key employees of the company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the company. The 1996 Plan amended the 1990 Plan to increase the number of shares of common stock subject to grants by 3,750,000 shares, expand the types of awards available to be granted and specify a limit on the maximum number of shares with respect to which stock options and stock appreciation rights may be made to any participant under the Plan. Under the 1996 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers and key employees of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each award, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.
     In April 1997, under the 1996 Plan, 351,500 stock options were granted, each with a weighted average option price of $24.38 and a maximum term of 10 years. In addition, 112,800 shares of restricted stock were awarded, each with a weighted average fair value of $24.38. Compensation expense recognized for stock grants awarded under the 1996 Plan was $1.3 million in 1997 and $0.5 million in 1996. In general, the stock grants are restricted subject to continued employment; vesting occurs at normal retirement age.
     Stock option transactions during the last three years under the 1996 Plan, the 1990 Plan and the 1980 Plan (collectively referred to as the "Equity Plans"), are summarized as follows:

Stock Options - Equity Plans
                                    Option           Weighted Avg.
                                    Shares                  Option
                                 (thousands)                 Price
1997
Outstanding, beginning of year         2,286                $19.77
 Granted                                 352                $24.38
 Exercised                               265                $17.53
 Canceled                                  1                $24.38
Outstanding, end of year               2,372                $20.70
Exercisable, end of year               2,372                $20.70
Available for grant                    4,852

1996
Outstanding, beginning of year         2,263                $18.99
 Granted                                 293                $23.69
 Exercised                               268                $17.42
 Canceled                                  2                $23.56
Outstanding, end of year               2,286                $19.77
Exercisable, end of year               2,286                $19.77
Available for grant                    5,314

                                    Option           Weighted Avg.
                                    Shares                  Option
                                 (thousands)                 Price
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

     As of Dec. 31, 1997, the 2.4 million options outstanding and currently exercisable under the Equity Plans are summarized in the following table:

Stock Options Outstanding at Dec. 31, 1997
                                                   Weighted
                                      Weighted        Avg.
      Option                             Avg.     Remaining
      Shares            Range of       Option    Contractual
   (thousands)       Option Prices      Price          Life

          239      $11.5  -$14.5625     $13.22      3 Years
        2,133      $17.375-$24.375      $21.54      7 Years

     In April 1997, the Shareholders approved the 1997 Director Equity Plan (the "1997 Plan"), as an amendment and restatement of the 1991 Director Stock Option Plan (the 1991 Plan ). The 1997 Plan supersedes the 1991 Plan and no additional grants will be made under the 1991 Plan. The rights of the holders of outstanding options under the 1991 Plan will not be affected. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan will be administered by the Board of Directors. The 1997 Plan amended the 1991 Plan to increase the number of shares of common stock subject to grants by 250,000 shares, expanded the types of awards available to be granted and replaced the current fixed formula grant by giving the Board discretionary authority to determine the amount and timing of awards under the Plan.
     In April 1997, 34,000 options were granted, each with a weighted average option price of $24.60. Transactions during the last three years under the 1997 Plan are summarized as follows:

Director Equity Plan
                                     Option         Weighted Avg.
                                     Shares             Option
                                  (thousands)            Price
1997
Outstanding, beginning of year            215              $19.96
 Granted                                   34              $24.60
 Exercised                                 --                  --
 Canceled                                  --                  --
Outstanding, end of year                  249              $20.59
Exercisable, end of year                  249              $20.59
Available for grant                       428

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

     As of Dec. 31, 1997, the 249,000 options outstanding and currently exercisable under the 1997 Plan with option prices of $17.7188-$25.125, had a weighted average option price of $20.59 and a weighted average remaining contractual life of 6 years.
     TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1997 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                               1997          1996             1995
Net Income
from
continuing
operations   As reported      $211.4         $217.4         $200.8
(millions)   Pro forma        $210.7         $216.7         $199.8

Net Income   As reported      $201.9         $216.5         $200.3
(millions)   Pro forma        $201.1         $215.8         $199.4

Net Income
from
continuing
operations   As reported      $ 1.62        $ 1.68          $ 1.56
-EPS basic   Pro forma        $ 1.61        $ 1.68          $ 1.55

Net Income   As reported      $ 1.54        $ 1.67          $ 1.56
-EPS basic   Pro forma        $ 1.54        $ 1.67          $ 1.55

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 6.81%, 6.42% and 7.05% for 1997, 1996 and 1995, respectively; (b) an expected volatility factor and dividend yield to equal the rate in effect for the 36 months prior to grant; and an average expected option life of 6 years.

Dividend Reinvestment Plan
     In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan (DRP). TECO Energy raised common equity from this plan of $9.2 million in 1996 and $9.4 million in 1995. In 1997, the DRP purchased shares of TECO Energy common stock on the open market for plan participants.

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

Employee Stock Ownership Plan
     Effective Jan. 1, 1990, TECO Energy amended the TECO Energy Group Retirement Savings Plan, a tax-qualified benefit plan available to substantially all employees, to include an employee stock ownership plan
(ESOP). During 1990, the ESOP purchased 7 million shares of TECO Energy common stock on the open market for $100 million. The share purchase was financed through a loan from TECO Energy to the ESOP. This loan is at a fixed interest rate of 9.3% and will be repaid from dividends on ESOP shares and from TECO Energy's contributions to the ESOP.
     TECO Energy's contributions to the ESOP were $3.4 million, $3.6 million and $4.8 million in 1997, 1996 and 1995, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:


(millions)                       1997           1996           1995
Interest expense                 $7.7           $8.0           $8.3
Compensation expense              4.7            4.9            4.9
Dividends                        (7.8)          (7.5)          (7.1)
Net ESOP expense                 $4.6           $5.4           $6.1

     Compensation expense was determined by the shares allocated method. At Dec. 31, 1997, the ESOP had 2.1 million allocated shares, .1 million committed-to-be-released shares, and 4.5 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.
     For financial statement purposes, the unallocated shares of TECO Energy stock are reflected as a reduction of common equity, classified as unearned compensation. Dividends on all ESOP shares are recorded as a reduction of retained earnings, as are dividends on all TECO Energy common stock. The tax benefit related to the dividends paid to the ESOP for allocated shares is a reduction of income tax expense and for unallocated shares is an increase in retained earnings. All ESOP shares are considered outstanding for earnings per share computations.

C. Preferred Stock

Preferred Stock of TECO Energy - $1 Par
10 million shares authorized, none outstanding.

Preferred Stock of Tampa Electric - no Par
2.5 million shares authorized, none outstanding.

Preference Stock of Tampa Electric - no Par
2.5 million shares authorized, none outstanding.

Preferred Stock of Tampa Electric - $100 Par Value
1.5 million shares authorized, none outstanding.

     In July 1997, Tampa Electric retired all of its outstanding shares ($20 million aggregate par value) of 4.32% Series A, 4.16% Series B and 4.58% Series D preferred stock at redemption prices of $103.75, $102.875 and $101.00 per share, respectively.
     Cash dividends paid in 1997 were $0.2 million, $0.1 million and $0.3 million for Series A, Series B and Series D, respectively. These amounts reflect dividends paid through July 16, 1997, the date that these series were redeemed.

D.   Short-term Debt
     Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.72% and 5.43% at Dec. 31, 1997 and 1996, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1997 were $485 million. Certain lines of credit require commitment fees ranging from .05% to .075% on the unused balances.
     During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance will pay a fixed rate of 5.8% and will receive a floating rate based on a 30-day commercial paper index. There would not have been a significant gain or loss to terminate this agreement at Dec. 31, 1997. The benefits of this agreement are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The costs of this agreement did not have a significant impact on interest expense in 1997, 1996 or 1995.

E.   Long-term Debt
                                                             Dec. 31,
(millions)                                  Due         1997         1996
TECO Energy
Medium-term notes payable: 9.29% for
  1997 and 9.28% for 1996(1)               2000     $   50.0     $  100.0

Tampa Electric
First mortgage bonds (issuable in series):
 7 3/4%                                    2022         75.0         75.0
 5 3/4%                                    2000         80.0         80.0
 6 1/8%                                    2003         75.0         75.0
Installment contracts payable(2):
 5 3/4%                                    2007         23.8         24.1
 7 7/8% Refunding bonds(3)                 2021         25.0         25.0
 8% Refunding bonds(3)                     2022        100.0        100.0
 6 1/4% Refunding bonds(4)                 2034         86.0         86.0
 5.85%                                     2030         75.0         75.0
 Variable rate: 3.55% for 1997 and
  3.56% for 1996(1)                        2025         51.6         51.6
 Variable rate: 3.45% for 1997 and
  3.43% for 1996(1)                        2018         54.2         54.2
 Variable rate: 3.78% for 1997 and
 3.67% for 1996(1)                         2020         20.0         20.0
                                                       665.6        665.9

Peoples Gas System
Senior Notes (5)
 10.35%                                    2007          7.4          8.0
 10.33%                                    2008          9.2          9.4
 10.3%                                     2009          9.4          9.6
 9.93%                                     2010          9.6          9.8
 8.0%                                      2012         33.5         35.0
Variable rate long-term revolving
 credit note: 6.07% for 1996(1)            2001            -         10.0
                                                        69.1         81.8
Diversified companies
Dock and wharf bonds, variable rate:
 3.75% for 1997 and 3.56% for 1996(1)(2)   2007        110.6        110.6
Mortgage notes payable: 7.6%             1998-1999       0.8          1.7
Non-recourse secured facility notes,
 Series A: 7.8%                          1998-2012     143.5        148.5
Limited recourse secured facility
 note: 9.875%                            1998-2008      26.8            -
Senior Notes (5)
 10.0%                                     1998            -          1.5
 10.55%                                    2000            -          2.2
Variable rate long-term revolving
 credit note: 6.35% for 1996(1)            2001            -         39.8
                                                       281.7        304.3
TECO Finance
Medium-term notes payable, various rates:
 7.35% for 1997 and 7.04% for 1996(1)    1999-2002      30.0         50.0

Unamortized debt premium (discount), net                (3.5)        (3.7)
                                                     1,092.9      1,198.3
Less amount due within one year(6)                      12.7         80.3
Total long-term debt                                $1,080.2     $1,118.0

(1)  Composite year-end interest rate.
(2)  Tax-exempt securities.

(3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the
     o r i g inal  and  refunding  bonds,  consistent  with  regulatory treatment.
(5) These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.
(6) Of the amount due in 1998, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

     Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral to secure its long-term debt.
     Maturities and annual sinking fund requirements of long-term debt for the years 1999, 2000, 2001 and 2002 are $34.2 million, $143.7 million, $14.6 million, and $25.0 million, respectively. Of these amounts $0.8 million per year for 1999 through 2001 may be satisfied by the substitution of property in lieu of cash payments.
     At Dec. 31, 1997, total long-term debt had a carrying amount of $1,080.2 million and an estimated fair market value of $1,196.5 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
     Tampa Electric had an interest rate exchange agreement, which expired Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million in 1995.

F.   Retirement Plan

TECO Energy Retirement Plan

     TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final salary.
     The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 67 percent of plan assets were invested in common stocks and 33 percent in fixed income investments at Dec. 31, 1997.

Components of Net Pension Expense
(millions)
                                            1997      1996      1995
Service cost
  (benefits earned during the period)      $ 9.2     $ 8.5     $ 7.2
Interest cost on projected
  benefit obligations                       19.9      18.8      17.3
Less: Return on plan assets
  Actual                                    65.6      43.4      66.4
  Less net amortization of unrecognized
   transition asset and deferred return     38.8      18.6      43.3
Net return on assets                        26.8      24.8      23.1
Net pension expense                        $ 2.3     $ 2.5     $ 1.4

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                              Dec. 31,     Dec. 31,
                                                 1997         1996

Fair market value of plan assets               $ 365.9      $ 320.5
Projected benefit obligation                    (297.1)      (262.2)

Excess of plan assets over projected
 benefit obligation                               68.8         58.3
Less unrecognized net gain from past
 experience different from that assumed           78.8         65.9
Less unrecognized prior service cost             (10.8)       (11.7)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                 7.5          8.5

Accrued pension prepayment/(liability)         $  (6.7)     $  (4.4)

Accumulated benefit obligation
 (including vested benefits of
 $221.6 for 1997 and $196.7 for 1996)          $ 248.1      $ 220.0

Assumptions Used in Determining Actuarial Valuations
                                                  1997         1996
Discount rate to determine projected
  benefit obligation                              7.25%        7.75%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%


Peoples Gas System Retirement Plan

     The Peoples Gas System retirement plan was merged with the TECO Energy retirement plan effective Jan. 1, 1998. As of Dec. 31, 1997, Peoples Gas System had a non-contributory defined benefit retirement plan which covered substantially all employees. Benefits were based on employees' years of service and average compensation during specified years of employment.

     Peoples Gas System s retirement plan was funded annually by the company within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. Plan assets were invested primarily in a collective investment trust consisting of equity securities, fixed income securities and cash equivalents.

Components of Net Pension Expense
(millions)
                                             1997     1996    1995
Service cost
  (benefits earned during the period)       $ 2.1    $ 2.0   $ 1.9
Interest cost on projected
  benefit obligations                         3.0      2.6     2.4
Less: Return on plan assets
  Actual                                      6.7      4.1     5.8
  Less net amortization of unrecognized
   transition asset and deferred return       3.5      1.2     3.1
Net return on assets                          3.2      2.9     2.7
Net pension expense                           1.9      1.7     1.6
Voluntary employee retirement program           -        -     0.8
Net pension expense recognized in the
 Consolidated Statements of Income          $ 1.9    $ 1.7   $ 2.4

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                          Dec. 31,          Dec. 31,
                                            1997              1996

Fair market value of plan assets           $ 48.9            $ 40.6
Projected benefit obligation                (47.6)            (39.3)

Excess of plan assets over projected
 benefit obligation                           1.3               1.3
Less unrecognized net gain from past
 experience different from that assumed       4.9               4.7
Less unrecognized prior service cost         (0.2)             (0.2)
Less unrecognized net transition asset
 (being amortized over 19.5 years)            0.6               0.8

Accrued pension prepayment/(liability)     $ (4.0)           $ (4.0)

Accumulated benefit obligation
 (including vested benefits of
 $34.0 for 1997 and $28.1 for 1996)        $ 34.4            $ 28.4


Assumptions Used in Determining Actuarial Valuations
                                             1997              1996
Discount rate to determine projected
 benefit obligation                          7.25%             7.75%
Rates of increase in compensation levels        6%                6%
Plan asset growth rate through time             8%                8%

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

Components of Postretirement Benefit Cost
(millions)

                                             1997     1996      1995

Service cost (benefits earned
    during the period)                      $ 2.2    $ 2.4     $ 2.1
Interest cost on projected
    benefit obligations                       6.1      6.1       6.6
Amortization of transition obligation
   (straight line over 20 years)              2.7      2.7       2.9
Amortization of actuarial loss/(gain)        (0.1)     0.3       0.2
 Net periodic Postretirement
    benefit expense                         $10.9    $11.5     $11.8

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                   Dec. 31,  Dec. 31,
                                                     1997      1996
Accumulated Postretirement benefit obligation
 Active employees eligible to retire                $ (6.3)    $(4.9)
 Active employees not eligible to retire             (30.4)    (28.3)
 Retirees and surviving spouses                      (49.1)    (50.2)
                                                     (85.8)    (83.4)
Less unrecognized net loss from past
  experience                                          (9.0)    (10.0)
Less unrecognized transition obligation              (41.1)    (43.8)
 Liability for accrued postretirement benefit       $(35.7)   $(29.6)

Assumptions Used in Determining Actuarial Valuations
                                                      1997      1996
Discount rate to determine projected
  benefit obligation                                  7.25%    7.75%

     The assumed health care cost trend rate (excluding Peoples companies employees)for medical costs prior to age 65 was 9.5% in 1997 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.0% in 1997 and decreases to 5.75% in 2002 and thereafter.
     The assumed health care cost trend rate (for Peoples companies employees)for medical costs prior to age 65 was 6% in 1997 and decreases to 5% in 2003 and thereafter. The assumed health care cost trend rate for HMO medical costs prior to age 65 was 4% for all future years.

     A 1% change in the medical trend rates would produce a 7% ($0.6 million) change in the aggregate service and interest cost for 1997 and a 7%($6.0 million) change in the accumulated postretirement benefit obligation as of Dec. 31, 1997.

H. Income Tax Expense

Income tax expense consists of the following components:

(millions)                                Federal    State   Total
1997
 Currently payable                         $ 88.5    $ 9.9  $ 98.4
 Deferred                                    (6.0)     7.3     1.3
 Amortization of investment tax credits      (5.0)      --    (5.0)
 Income tax expense from continuing
   operations                                77.5     17.2    94.7
 Currently payable                           (4.1)     0.4    (3.7)
 Deferred                                    (1.0)    (0.4)   (1.4)
 Income tax benefit from discontinued
   operations                                (5.1)      --    (5.1)
Total income tax expense                   $ 72.4   $ 17.2  $ 89.6

1996
 Currently payable                         $ 67.4   $ 12.7  $ 80.1
 Deferred                                     6.9     (0.1)    6.8
 Amortization of investment tax credits      (5.1)      --    (5.1)
 Income tax expense from continuing
   operations                                69.2     12.6    81.8
 Currently payable                           (3.1)    (0.3)   (3.4)
 Deferred                                     2.6      0.3     2.9
 Income tax benefit from discontinued
   operations                                (0.5)      --    (0.5)
Total income tax expense                   $ 68.7   $ 12.6  $ 81.3

1995
 Currently payable                         $ 74.0   $ 14.2  $ 88.2
 Deferred                                   (14.3)    (0.3)  (14.6)
 Amortization of investment tax credits      (5.3)      --    (5.3)
 Income tax expense from continuing
   operations                                54.4     13.9    68.3
 Currently payable                           (0.3)      --    (0.3)
 Deferred                                      --       --      --
 Income tax benefit from discontinued
   operations                                (0.3)      --    (0.3)
Total income tax expense                   $ 54.1   $ 13.9  $ 68.0

    Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)                               Dec. 31,          Dec. 31,
                                           1997              1996
Deferred income tax assets(1)
 Property related                          $ 59.1           $ 54.3
 Other                                       29.0             22.4
  Total deferred income tax assets           88.1             76.7

Deferred income tax liabilities(1)
 Property related                          (521.9)          (499.1)
 Basis difference in oil and gas
  producing properties                      (22.2)           (23.6)
 Revenue deferral plan (2)                   11.7             23.1
 Alternative minimum tax
  credit carry forward                       40.8             22.2
 Other                                       20.7             18.5
  Total deferred income
    tax liabilities                        (470.9)          (458.9)
  Accumulated deferred income taxes       $(382.8)         $(382.2)

(1) Certain property related assets and liabilities have been netted.
(2) In 1998 an estimated $11.7 million of deferred taxes related to deferred revenue is expected to currently reverse.

    The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                 1997      1996     1995
Net income from continuing operations     $211.4    $217.4    $200.8
Total income tax provision                  94.7      81.8      68.3
Preferred dividend requirements              0.5       1.8       3.6

 Income from continuing operations
   before income taxes and
   preferred dividend requirements        $306.6    $301.0    $272.7

Income taxes on above at federal
  statutory rate of 35%                   $107.3    $105.3    $ 95.4
Increase (Decrease) due to:
 State income tax, net of
   federal income tax                       11.2       8.2       9.1
 Amortization of investment
   tax credits                              (5.0)     (5.1)     (5.3)
 Non-conventional fuels tax credit         (20.2)    (19.6)    (20.6)
 Equity portion of AFUDC                      --      (5.8)     (4.9)
 Other                                       1.4      (1.2)     (5.4)
  Total income tax provision from
    continuing operations                 $ 94.7    $ 81.8    $ 68.3
Provision for income taxes as a percent
  of income from continuing operations,
  before income taxes                       30.9%     27.1%     25.0%

    The provision for income taxes as a percent of income from discontinued operations was 34.8%, 34.7% and 38.6% for 1997, 1996 and 1995, respectively. The total effective income tax rate differs from the federal statutory rate due to state income tax, net of federal income tax and other miscellaneous items.

I.  Discontinued Operations

    On Aug. 28, 1997, the company announced its plan to discontinue operations of its conventional oil and gas subsidiary, TECO Oil & Gas, Inc. Since its formation in the second half of 1995, TECO Oil & Gas has participated in joint ventures utilizing 3-D seismic imaging in the exploration for oil and gas. It acquired a portfolio of interests in producing wells, discoveries not yet producing and lease prospects in the shallow waters of the Gulf of Mexico and on shore in Texas.
    As a result of the company s intention to sell this business, all activities of the subsidiary through Aug. 31, 1997, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income. An estimate of activities at TECO Oil & Gas after that date, including the sale of the assets at book value, has been reported as a loss on the disposal of discontinued operations. A summary of net assets is as follows:

(millions)                              Dec. 31,             Dec. 31,
                                         1997                 1996
 Current assets                           $  1.5              $  2.5
 Net property, plant and equipment          19.5                14.8
 Other assets                                4.1                 4.7
 Total liabilities                          (3.3)               (3.2)
  Net assets                              $ 21.8              $ 18.8

    Total revenues from discontinued operations for the years ended D e c . 31, 1997 and 1996 were $9.6 million and $4.7 million, respectively. There were no revenues in 1995.
    In March 1998, TECO Oil & Gas sold its offshore assets to a subsidiary of American Resources of Delaware for $57.7 million, consisting of $39.2 million in cash and a subordinated note in the amount of $18.5 million. TECO Energy will report an after-tax gain on this transaction of about 18 cents per share in the first quarter of 1998.

J.  Earning Per Share

    In 1997, the Financial Accounting Standards Board issued FAS 128, Earning per Share, which requires disclosure of basic and diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share.
    The reconciliation of basic and diluted earnings per share is shown below:

                                             Year ended Dec. 31,
                                         1997       1996       1995

Numerator (Basic and Diluted)
Net income from continuing operations     $211.4    $217.4    $200.8
Net income                                $201.9    $216.5    $200.3

Denominator
Average number of shares outstanding
  - basic                                  130.8     129.3     128.6
Plus: incremental shares for assumed
  conversions: Stock options at end
  of period                                  2.6       2.5       2.4
Less: Treasury shares which could
  be purchased                              (2.2)     (2.0)     (2.0)

Average number of shares outstanding
  - diluted                                131.2     129.8     129.0

Earnings per share from continuing operations

  Basic                                    $1.62     $1.68     $1.56
  Diluted                                  $1.61     $1.67     $1.55

Earnings per share

  Basic                                    $1.54     $1.67     $1.56
  Diluted                                  $1.54     $1.67     $1.55


K.                            Segment Information

    TECO Energy's principal business segment is Energy Services. This segment has been separated into three components: Regulated Electric
Utility Services, Regulated Gas Utility Services and Other Energy Services which includes the transportation, coal mining, coalbed methane gas production, independent power generation, propane gas s a les, gas appliance sales and service, gas marketing, energy management and energy services subsidiaries. All other activities of TECO Energy have been included in Other.
    Identifiable assets are those assets used directly in a segment's operations and are presented net of depreciation.

                                              Income                      Identifiable    Capital
                                               From                          Assets    Expenditures
(millions)                    Revenues(1)  Operations(1)  Depreciation(1)  at Dec. 31,  for the Year
1997
 Regulated electric utility
    services                    $1,189.2(2)    $271.5           $141.4       $2,678.4       $125.1
 Regulated gas utility services    249.6         33.6             19.8          348.9         30.2
 Other energy services             627.2        111.4 (3)         63.7          963.1         57.9
 Eliminations                     (208.6)        (6.1)(3)           --         (133.3)          --
 Energy services segment         1,857.4        410.4            224.9        3,857.1        213.2
 Other and eliminations              4.9          2.2              0.5          103.3         (0.6)
 TECO Energy consolidated       $1,862.3       $412.6           $225.4       $3,960.4       $212.6

1996
 Regulated electric utility
    services                    $1,112.9(2)    $244.0           $120.2       $2,645.8       $203.3
 Regulated gas utility services    258.7         32.0             17.2          302.7         25.9
 Other energy services             600.3        110.8 (3)         64.8          917.5         71.5
 Eliminations                     (202.5)        (7.6)(3)           --          (83.3)          --
 Energy services segment         1,769.4        379.2            202.2        3,782.7        300.7
 Other and eliminations              5.9          2.6              0.6          118.9         (4.4)
 TECO Energy consolidated       $1,775.3       $381.8           $202.8       $3,901.6       $296.3



















                                                    75

                                              Income                      Identifiable    Capital
                                               From                          Assets    Expenditures
(millions)                    Revenues(1)  Operations(1)  Depreciation(1)  at Dec. 31,  for the Year
1995
 Regulated electric utility
    services                    $1,092.3(2)    $229.5           $113.3       $2,566.7       $334.5
 Regulated gas utility services    220.6         30.5             16.2          292.3         26.0
 Other energy services             547.7        100.2 (3)         62.9          873.7         98.3
 Eliminations                     (206.6)        (8.2)(3)           --          (86.1)          --
 Energy services segment         1,654.0        352.0            192.4        3,646.6        458.8
 Other and eliminations              4.9          2.9              0.3          154.4          2.4
 TECO Energy consolidated       $1,658.9       $354.9           $192.7       $3,801.0       $461.2

(1) From continuing operations
(2) Revenues shown in 1997 include the recognition of previously deferred revenue at Tampa Electric of $30.5 million. Revenues shown in 1996 and 1995 are after the revenue deferral at Tampa Electric of $34.2 million and $50.8 million, respectively.
(3) Income from operations includes non-conventional fuels tax credit of $20.2 million, $19.6 million and $20.6 million in 1997, 1996 and 1995, respectively, and interest cost on the non-recourse debt related to independent power operations of $14.1 million, $12.0 million and $12.4 million in 1997, 1996 and 1995, respectively. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

L.   Subsequent Events

     In January 1998, TECO Energy acquired an additional Florida propane gas business, Griffis Gas, Inc. in a stock-for-stock merger transaction that was accounted for as a pooling of interests. About 600,000 shares of TECO Energy common stock were issued in the transaction.
     Griffis Gas Inc. was a privately owned business operating in northern peninsula Florida, mainly in the Jacksonville area, and in Gainesville and Ocala as well. An affiliated company which transports propane for Griffis Gas, U. S. Propane, Inc. was also acquired.
     Both of the acquired companies will be operated as a part of Peoples Gas Company and will initially increase its annual volume by about one third.
     In the first quarter of 1998, TECO Power Services and a local partner were awarded the right to provide a 60 megawatt diesel powered plant in Pavana, Honduras with an estimated cost of $49 million. The award was made in connection with a declaration of electric emergency by the President of Honduras. TECO Power Services and its local partner are presently negotiating the terms of their interests in the project and a 20-year power sales agreement with the Honduran national utility.
     In March 1998, TECO Transport's river barge transportation subsidiary, Mid-South Towing, chartered three towboats and 110 covered river barges under an agreement that provides for their acquisition at the end of the five-year charter term.


M.   Commitments and Contingencies

     TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital expenditures for ongoing businesses during 1998 will be about $304 million and approximately $879 million for the years 1999 through 2002.
     Tampa Electric's capital expenditures are estimated to be $129 million in 1998 and $515 million for 1999 through 2002 for equipment and facilities to meet customer growth and generation reliability programs.
     Peoples  Gas  System  s capital expenditures are estimated to be
$59 million for 1998 and $190 million for 1999 through 2002 for infrastructure expansion to grow the customer base and normal asset replacement.
     At the diversified companies, capital expenditures are estimated at $116 million for 1998 and $174 million for the years 1999 through 2002, primarily for asset replacement and refurbishment at TECO Transport and TECO Coal and the construction of the San Jose and Honduras power stations at TECO Power Services. This includes commitments of $39 million at the end of 1997, mainly for the construction of the San Jose Power Plant in Guatemala and vessel refurbishment at TECO Transport.

N.   Quarterly Data (unaudited)

Financial data by quarter is as follows (unaudited)
                                         Quarter ended
                              March 31   June 30  Sept. 30   Dec. 31
1997
 Revenues(1)                 $  450.3  $  460.8  $  494.7   $ 456.5
 Income from operations(1)   $   98.0  $  103.4  $  125.6   $  85.6
 Net income(1)
  Net income from
   continuing operations     $   50.8  $   50.5  $   67.5   $  42.6
  Net income                 $   50.8  $   50.5  $   59.3   $  41.3
 Earnings per share (EPS)
  - basic
  EPS from continuing
   operations                $   0.39  $   0.39  $   0.51   $  0.33
  EPS                        $   0.39  $   0.39  $   0.45   $  0.31
 Dividends paid per common
  share (2)                  $   0.28  $   .295  $   .295   $  .295
 Stock price per common
  share(3)
   High                      $ 25 1/8  $ 25 5/8  $ 25 7/8   $ 28 3/16
   Low                       $ 23 3/4  $ 23 3/4  $ 23 7/8   $ 22 3/4
   Close                     $ 24      $ 25 9/16 $ 24 1/2   $ 28 1/8

1996
 Revenues(1)                 $  442.3  $  434.7  $  458.2   $ 440.1
 Income from operations(1)   $   85.8  $   87.9  $  110.8   $  97.3
 Net income(1)
  Net income from
   continuing operations     $   50.2  $   51.1  $   66.3   $  49.8
  Net income                 $   50.0  $   50.5  $   66.5   $  49.5
 Earnings per share (EPS)
  - basic
  EPS from continuing
   operations                $   0.39  $   0.39  $   0.52   $  0.38
  EPS                        $   0.39  $   0.39  $   0.51   $  0.38
 Dividends paid per common
  share (2)                  $   .265  $   0.28  $   0.28   $  0.28
 Stock price per common
  share(3)
   High                      $ 27      $ 25 1/4  $ 25 1/4   $ 25 3/8
   Low                       $ 23 3/4  $ 23      $ 23       $ 23 1/4
   Close                     $ 24 7/8  $ 25 1/4  $ 23 3/4   $ 24 1/8


(1)  Millions.
(2) Dividends paid for TECO Energy common stock (not restated for Peoples Companies merger).
(3)  Trading prices for common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period Jan. 1, 1996 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 4 of TECO Energy's definitive proxy statement, dated March 5, 1998, for its Annual Meeting of Shareholders to be held on April 15, 1998 (Proxy Statement) and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on pages 24 and 25 of this report.

(c)  The  information  required  by  Item 10 concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is included in the Proxy Statement beginning on page 9 and ending just before the caption "Shareholder Proposal" on page 11 and under the caption "Compensation of Directors" on page 4, and is incorporated herein by reference.

Item 12.  S E C U RITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT.

     The information required by Item 12 is included under the caption "Share Ownership" on pages 4 through 6 of the Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is included under the caption "Election of Directors" on page 4 of the Proxy Statement and is incorporated herein by reference.

                                PART IV

Item 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

(a)  1. Financial Statements - See index on page 50.
     2. Financial Statement Schedules - See index on page 50.
     3. Exhibits
     *3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).
     *3.2 Bylaws, as amended effective Jan. 21, 1998 (Exhibit 4.2 to Registration Statement No. 333-46951).
     *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of T a m pa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
     *4.2 Thirteenth Supplemental Indenture dated as of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
     *4.3    Sixteenth  Supplemental  Indenture,  dated  as  of Oct. 30,
             1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.4 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.5 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.6 F i rst Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.7 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.8 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.9 Amendment to Exhibit A of Installment Purchase Contract, dated April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.10 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of TECO Energy, Inc.).
     *4.11 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.12 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).
     *4.13 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of TECO Energy, Inc.).

     *4.14 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.15 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).
     *4.16 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.17 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.18 Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.19 Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).
     *4.20 Rights Agreement between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent, dated as of April 27, 1989 (Exhibit 4, Form 8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
     *4.21 Amendment No. 1 to Rights Agreement dated as of July 20, 1993 between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of TECO Energy, Inc.).
     *4.22 Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee. (Exhibit 4.22, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
     *10.2 Supplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.3 Supplemental Executive Retirement Plan for T. L. Guzzle, as amended and restated as of Oct. 16, 1996 (Exhibit 10.4, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.4 Supplemental Executive Retirement Plan for R. H. Kessel, as amended and restated as of Jan. 15, 1997 (Exhibit 10.5, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.5 TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996 (Exhibit 10.6, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.6 TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated as of Jan. 15, 1997 (Exhibit 10.7, Form 10-K for 1996 of TECO Energy, Inc.).

      10.7 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised April 1997.
     *10.8 TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).
     *10.9 Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.10 Severance Agreement between TECO Energy, Inc. and H.L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.11 Loan and Stock Purchase Agreement between TECO Energy, Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).
     *10.12 Supplemental Executive Retirement Plan for A.D. Oak, as amended and restated as of Oct. 16, 1996 (Exhibit 10.14, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.13 Supplemental Executive Retirement Plan for K. S. Surgenor, as amended and restated as of Oct. 16, 1996 (Exhibit 10.15, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.14 Supplemental Executive Retirement Plan for G. F. Anderson, as amended and restated as of Oct. 16, 1996 (Exhibit 10.17, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.15 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).
     *10.16 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
     *10.17 Supplemental Executive Retirement Plan for R. A. Dunn, as amended and restated as of Jan. 15, 1997 (Exhibit 10.20, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.18 TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1996 of TECO Energy, Inc.).
     *10.19 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.20 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.21 Form of Restricted Stock Agreement between TECO Energy, Inc. and G. F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.22 TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1, Form 8-K dated April 16, 1997 of TECO Energy, Inc.).
     *10.23 Form on Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of TECO Energy, Inc.).
      10.24 Supplemental Executive Retirement Plan for R. K. Eustace as of Jan. 15, 1997.
      21.    Subsidiaries of the Registrant.

      23.    Consent of Independent Accountants.
      24.1   Power of Attorney.
      24.2   Certified copy of resolution authorizing Power of Attorney.
      27.1   Financial Data Schedule-1997 (EDGAR filing only).
      27.2   Financial Data Schedule-1996 restated (EDGAR filing only).
      27.3   Financial Data Schedule-1995 restated (EDGAR filing only).
     _____________
     * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.

Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.10 and 10.12 through 10.24 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

     Certain instruments defining the rights of holders of long-term debt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding 10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b) TECO Energy, Inc. filed the following report on Form 8-K during the last quarter of 1997.

     The registrant filed a Current Report on Form 8-K dated Nov. 13, 1997 reporting under "Item 5. Other Events" certain officer changes.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                  TECO ENERGY, INC.

                              By G. F. ANDERSON*
                                 G. F. ANDERSON, Chairman of the Board,
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998:

     Signature                    Title


     G. F. ANDERSON*              Chairman of the Board, President,
     G. F. ANDERSON               Director and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

     /s/ J. B. RAMIL              Vice President-Finance
         J. B. RAMIL              and Chief Financial Officer
                                  (Principal Financial Officer)

     W. L. GRIFFIN*               Vice President-Controller
     W. L. GRIFFIN                (Principal Accounting Officer)

     C. D. AUSLEY*                Director
     C. D. AUSLEY

     S. L. BALDWIN*               Director
     S. L. BALDWIN

     H. L. CULBREATH*             Director
     H. L. CULBREATH

     J. L. FERMAN, JR.*           Director
     J. L. FERMAN, JR.

     E. L. FLOM*                  Director
     E. L. FLOM

     H. R. GUILD, JR.*            Director
     H. R. GUILD, JR.

     T. L. RANKIN*                Director
     T. L. RANKIN

     R. L. RYAN*                  Director
     R. L. RYAN

     W. P. SOVEY*                 Director
     W. P. SOVEY

     J. T. TOUCHTON*              Director
     J. T. TOUCHTON

     J. A. URQUHART*              Director
     J. A. URQUHART

     J. O. WELCH, JR.*            Director
     J. O. WELCH, JR.

     *By: /s/ J. B. RAMIL
              J. B. RAMIL, Attorney-in-fact

                           INDEX TO EXHIBITS
 Exhibit                                                            Page
  No.     Description                                                No.

 3.1      Articles of Incorporation, as amended on                     *
          April 20, 1993 (Exhibit 3, Form 10-Q for the
          quarter ended March 31, 1993 of TECO Energy, Inc.).
 3.2      Bylaws, as amended effective Jan. 21, 1998                   *
          (Exhibit 4.2 to Registration Statement No. 333-
          46951).
 4.1      Indenture of Mortgage among Tampa Electric                   *
          Company, State Street Trust Company and First
          Savings & Trust Company of Tampa, dated as of Aug.
          1, 1946 (Exhibit 7-A to Registration Statement No.
          2-6693).
 4.2      Thirteenth Supplemental Indenture dated as                   *
          of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1,
          Registration Statement No. 2-51204).
 4.3      Sixteenth Supplemental Indenture, dated as                   *
          of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form
          10-Q for the quarter ended Sept. 30, 1992 of TECO
          Energy, Inc.).
 4.4      Eighteenth Supplemental Indenture, dated as                  *
          of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form
          10-Q for the quarter ended June 30, 1993 of TECO
          Energy, Inc.).
 4.5      Installment Purchase and Security Contract                   *
          between the Hillsborough County Industrial
          Development Authority and Tampa Electric Company,
          dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
          for 1986 of TECO Energy, Inc.).
 4.6      First Supplemental Installment Purchase and                  *
          Security Contract, dated as of Dec. 1, 1974
          (Exhibit 4.10, Form 10-K for 1986 of TECO Energy,
          Inc.).
 4.7      Third Supplemental Installment Purchase                      *
          Contract, dated as of May 1, 1976 (Exhibit 4.12,
          Form 10-K for 1986 of TECO Energy, Inc.).
 4.8      Installment Purchase Contract between the                    *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of
          TECO Energy, Inc.).
 4.9      Amendment to Exhibit A of Installment                        *
          Purchase Contract, dated  April 7, 1983 (Exhibit
          4.14, Form 10-K for 1989 of TECO Energy, Inc.).
 4.10     Second Supplemental Installment Purchase                     *
          Contract, dated as of June 1, 1983 (Exhibit 4.11,
          Form 10-K for 1994 of TECO Energy, Inc.).
 4.11     Third Supplemental Installment Purchase                      *
          Contract, dated as of Aug. 1, 1989 (Exhibit 4.16,
          Form 10-K for 1989 of TECO Energy, Inc.).

 4.12     Installment Purchase Contract between the                    *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of
          TECO Energy, Inc.).
 4.13     First Supplemental Installment Purchase                      *
          Contract, dated as of Aug. 2, 1984 (Exhibit 4.14,
          Form 10-K for 1994 of TECO Energy, Inc.).
 4.14     Second Supplemental Installment Purchase Contract,           *
          dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
          for the quarter ended June 30, 1993 of TECO Energy,
          Inc.).
 4.15     Loan and Trust Agreement among the Hillsborough              *
          County Industrial Development Authority, Tampa
          Electric Company and NCNB National Bank of Florida,
          as trustee, dated as of Sept. 24, 1990 (Exhibit
          4.1, Form 10-Q for the quarter ended Sept. 30, 1990
          for TECO Energy, Inc.).
 4.16     Loan and Trust Agreement, dated as of Oct. 26,               *
          1992 among the Hillsborough County Industrial
          Development Authority, Tampa Electric Company and
          NationsBank of Florida, N.A., as trustee (Exhibit
          4.2, Form 10-Q for the quarter ended Sept. 30, 1992
          of TECO Energy, Inc.).
 4.17     Loan and Trust Agreement, dated as of                        *
          June 23, 1993, among the Hillsborough County
          Industrial Development Authority, Tampa Electric
          Company and NationsBank of Florida, N.A., as
          trustee (Exhibit 4.2, Form 10-Q for the quarter
          ended June 30, 1993 of TECO Energy, Inc.).
 4.18     Installment Sales Agreement between the                      *
          Plaquemines Port, Harbor and Terminal District
          (Louisiana) and Electro-Coal Transfer Corporation,
          dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K
          for 1986 of TECO Energy, Inc.).
 4.19     Reimbursement Agreement between TECO Energy,                 *
          Inc. and Electro-Coal Transfer Corporation, dated
          as of March 22, 1989 (Exhibit 4.19, Form 10-K for
          1988 of TECO Energy, Inc.).
 4.20     Rights Agreement between TECO Energy, Inc.                   *
          and The First National Bank of Boston, as Rights
          Agent, dated as of April 27, 1989 (Exhibit 4, Form
          8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
 4.21     Amendment No. 1 to Rights Agreement dated as                 *
          of July 20, 1993 between TECO Energy, Inc. and The
          First National Bank of Boston, as Rights Agent
          (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993
          of TECO Energy, Inc.).
 4.22     Loan and Trust Agreement, dated as of Dec. 1, 1996,          *
          among the Polk County Industrial Development
          Authority, Tampa Electric Company and the Bank of
          New York, as trustee(Exhibit 4.22, Form 10-K for
          1996 of TECO Energy, Inc.).

10.1      1980 Stock Option and Appreciation Rights                    *
          Plan, as amended on July 18, 1989 (Exhibit 28.1,
          Form 10-Q for quarter ended June 30, 1989 of TECO
          Energy, Inc.).
10.2      Supplemental Executive Retirement Plan for                   *
          H. L. Culbreath, as amended on April 27, 1989
          (Exhibit 10.14, Form 10-K for 1989 of TECO Energy,
          Inc.).
10.3      Supplemental Executive Retirement Plan                       *
          for T. L. Guzzle, as amended and restated as of
          Oct. 16, 1996 (Exhibit 10.4, Form 10-K for 1996 of
          TECO Energy, Inc.).
10.4      Supplemental Executive Retirement Plan for                   *
          R. H. Kessel, as amended and restated as of Jan.
          15, 1997 (Exhibit 10.5, Form 10-K for 1996 of TECO
          Energy, Inc.).
10.5      TECO Energy Group Supplemental Executive Retirement          *
          Plan, as amended and restated as of Oct. 16, 1996
          (Exhibit 10.6, Form 10-K for 1996 of TECO Energy,
          Inc.)
10.6      TECO Energy Group Supplemental Retirement Benefits           *
          Trust Agreement, as amended and restated as of Jan.
          15, 1997 (Exhibit 10.7, Form 10-K for 1996 of TECO
          Energy, Inc.).
10.7      Annual Incentive Compensation Plan for                      90
          TECO Energy and subsidiaries, as revised April
          1997.
10.8      TECO Energy Group Supplemental Disability                    *
          Income Plan, dated as of March 20, 1989 (Exhibit
          10.22, Form 10-K for 1988 of TECO Energy, Inc.).
10.9      Forms of Severance Agreement between TECO                    *
          Energy, Inc. and certain senior executives, as
          amended and restated as of March 20, 1996 (Exhibit
          10.2, Form 10-Q for the quarter ended June 30, 1996
          of TECO Energy, Inc.).
10.10     Severance Agreement between TECO Energy, Inc.                *
          and H.L. Culbreath, dated as of April 28, 1989
          (Exhibit 10.24, Form 10-K for 1989 of TECO Energy,
          Inc.).
10.11     Loan and Stock Purchase Agreement between                    *
          TECO Energy, Inc. and Barnett Banks Trust Company,
          N.A., as trustee of the TECO Energy Group Savings
          Plan Trust Agreement (Exhibit 10.3, Form 10-Q for
          the quarter ended March 31, 1990 for TECO Energy,
          Inc.).
10.12     Supplemental Executive Retirement Plan                       *
          for A. D. Oak, as amended and restated as of Oct.
          16, 1996 (Exhibit 10.14, Form 10-K for 1996 of TECO
          Energy, Inc.).
10.13     Supplemental  Executive Retirement Plan                      *
          for K. S. Surgenor, as amended and restated as of Oct. 16, 1996 (Exhibit 10.15, Form 10-K for 1996 of
          TECO Energy, Inc.).

10.14     Supplemental Executive Retirement Plan                       *
          for G. F. Anderson, as amended and restated as of
          Oct. 16, 1996 (Exhibit 10.17, Form 10-K for 1996 of
          TECO Energy, Inc.).
10.15     TECO Energy Directors' Deferred Compensation Plan,           *
          as amended and restated effective April 1, 1994
          (Exhibit 10.1, Form 10-Q for the quarter ended
          March 31, 1994 for TECO Energy, Inc.).
10.16     TECO Energy Group Retirement Savings Excess Benefit          *
          Plan, as amended and restated effective Aug. 1, 1994
          (Exhibit 10.21, Form 10-K for 1994 of TECO Energy, Inc.).
10.17     Supplemental Executive Retirement Plan for R. A. Dunn,       *
          as amended and restated as of Jan. 15, 1997 (Exhibit
          10.20, Form 10-K for 1996 of TECO Energy, Inc.).
10.18     TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit        *
          10.1, Form 10-Q for the quarter ended March 31, 1996
          of TECO Energy, Inc.).
10.19     Form of Nonstatutory Stock Option under the TECO             *
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1,
          Form 10-Q for the quarter ended June 30, 1996 of TECO
          Energy, Inc.).
10.20     Form of Restricted Stock Agreement between TECO              *
          Energy, Inc. and certain senior executives under
          the TECO Energy, Inc. 1996 Equity Incentive Plan
          (Exhibit 10.2, Form 10-Q for the quarter ended June
          30, 1996 of TECO Energy, Inc.).
10.21     Form of Restricted Stock Agreement between TECO              *
          Energy, Inc. and G. F. Anderson under the TECO Energy,
          Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form
          10-Q for the quarter ended June 30, 1996 of TECO Energy,
          Inc.).
10.22     TECO Energy, Inc. 1997 Director Equity Plan                  *
          (Exhibit 10.1, Form 8-K dated April 16, 1997 of
          TECO Energy, Inc.).
10.23     Form on Nonstatutory Stock Option under the TECO             *
          Energy, Inc. 1997 Director Equity Plan (Exhibit 10,
          Form 10-Q for the quarter ended June 30, 1997 of
          TECO Energy, Inc.).
10.24     Supplemental Executive Retirement Plan for R. K. Eustace    93
          as of Jan. 15, 1997.
21.       Subsidiaries of the Registrant.                             99
23.       Consent of Independent Accountants.                        100
24.1      Power of Attorney.                                         101
24.2      Certified copy of resolution authorizing Power of
          Attorney.                                                  103
27.1      Financial Data Schedule-1997 (EDGAR filing only).
27.2      Financial Data Schedule-1996 restated (EDGAR filing only).
27.3      Financial Data Schedule-1995 restated (EDGAR filing only).
_____________
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.






                                       99