Form 10-Q
period 1998-03-31
TECO ENERGY INC
filed 1998-05-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998

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

                           Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1998):

                 Common Stock, $1 Par Value     131,673,180

                                                             FORM 10-Q

                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          I n   the  opinion  of  management,  the  unaudited  consolidated financial statements include all adjustments necessary to present fairly  the  results  for the three-month periods ended March 31,

          1998  and 1997. The current year financial statements include the results of Griffis, Inc., and its affiliate, U. S. Propane, Inc.,

          a  Florida  propane  business  acquired  in a January 1998 merger transaction  accounted  for  as  a pooling of interests. The 1997 financial  statements  have  not  been  restated  to reflect this merger  due  to  its  size.  In  June  1997,  TECO  Energy, Inc.,

          completed  its  mergers with Lykes Energy, Inc., and West Florida

          Gas  Inc.,  both  accounted  for  as  poolings of interests, and,

          therefore,  the  1997  financial statements have been restated to

          reflect   these  mergers.    Reference  should  be  made  to  the

          explanatory notes affecting the income and balance sheet accounts contained  in  TECO Energy, Inc.'s Annual Report on Form 10-K for

          the  year ended Dec. 31, 1997 and to the notes on pages 6 through

          11 of this report.

                                                             FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                               (in millions)
                                             March 31,          Dec. 31,
                                                1998              1997
                                   Assets
Current assets
  Cash and cash equivalents                   $   10.6          $   10.6
  Receivables, less allowance
    for uncollectibles                           186.2             222.7
  Note receivable                                 18.5               --
  Inventories, at average cost
    Fuel                                          94.5              80.8
    Materials and supplies                        63.3              63.1
  Prepayments                                     11.3              12.9
                                                 384.4             390.1
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,901.3           3,880.6
    Gas                                          481.2             471.1
  Construction work in progress                   56.5              57.0
  Other property                                 966.9             950.8
                                               5,405.9           5,359.5
  Accumulated depreciation                    (2,162.7)         (2,123.0)
                                               3,243.2           3,236.5
Other assets
  Other investments                               89.7              88.3
  Deferred income taxes                           89.7              88.1
  Deferred charges and other assets              147.6             157.4
                                                 327.0             333.8
                                              $3,954.6          $3,960.4
                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   14.5          $   12.7
  Notes payable                                  380.2             447.5
  Accounts payable                               133.1             158.7
  Customer deposits                               78.7              77.9
  Interest accrued                                30.6              21.8
  Taxes accrued                                   29.1              14.0
                                                 666.2             732.6
Deferred income taxes                            477.2             470.9
Investment tax credits                            50.5              51.7
Regulatory liability-tax related                  34.6              35.1
Other deferred credits                           152.2             145.2
Long-term debt, less amount due
  within one year                              1,110.5           1,080.2
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 131,608,275 in 1998 and
    130,922,039 in 1997                        1,529.4           1,512.2
  Unearned compensation                          (66.0)            (67.5)
                                              $3,954.6          $3,960.4


The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                               (in millions)

For the three months ended March 31,             1998              1997

Revenues                                        $467.8            $450.3

Expenses
  Operation                                      249.4             235.1
  Maintenance                                     28.0              24.1
  Non-recurring charges                           25.9                -
  Depreciation                                    56.9              55.7
  Taxes, other than income                        37.7              37.4
                                                 397.9             352.3

Income from operations                            69.9              98.0

Other income (expense)
  Allowance for other funds used
    during construction                             --                .1
  Other income (expense), net                     (2.9)               .9
  Preferred dividend requirements of
    Tampa Electric                                  --               (.2)
                                                  (2.9)               .8

Income before interest and income taxes           67.0              98.8

Interest charges
  Interest expense                                25.9              26.9
Income before provision for income taxes          41.1              71.9
Provision for income taxes                        10.3              21.1

Net income from continuing operations             30.8              50.8
Gain on disposal of discontinued operations,
  net of income tax expense of $12.9 million
  for 1998                                        22.2                --
Net income                                      $ 53.0            $ 50.8

Average common shares outstanding                131.6             130.6

Earnings per average common share outstanding:

Basic and diluted-
  From continuing operations                    $  .23            $  .39
  Net income                                    $  .40            $  .39

Dividend rate per common share outstanding      $0.295            $ 0.28


The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in millions)

For the three months ended March 31,             1998              1997

Cash flows from operating activities
Net income                                      $ 53.0            $ 50.8
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                  56.9              55.7
    Deferred income taxes                          2.5              (7.0)
    Investment tax credits, net                   (1.2)             (1.3)
    Allowance for funds used
      during construction                           --               (.1)
    Amortization of unearned compensation          1.5               1.3
    Gain on disposal of discontinued
      operations, pretax                         (37.5)               --
    Deferred revenue                              (8.7)             (7.3)
    Deferred recovery clause                       4.3               1.2
    Refund to customers                             --              (5.9)
    Non-recurring charges                         25.9                --
    Receivables, less allowance
      for uncollectibles                          36.5              33.7
    Inventories                                  (14.0)             (8.5)
    Taxes accrued                                 15.1               5.5
    Interest accrued                               8.7              10.4
    Accounts payable                             (27.2)            (21.5)
    Other                                         11.5              (3.5)
                                                 127.3             103.5
Cash flows from investing activities
  Capital expenditures                           (51.9)            (47.6)
  Allowance for funds used
    during construction                             --                .1
  Net proceeds from sale of assets                39.2                --
  Other non-current investments                   (4.3)               .9
                                                 (17.0)            (46.6)
Cash flows from financing activities
  Common stock                                     1.0                .6
  Proceeds from long-term debt                      --              29.3
  Repayment of long-term debt                     (5.2)             (2.5)
  Net borrowings under credit lines                 --               4.8
  Net decrease in short-term debt                (67.3)            (44.2)
  Dividends                                      (38.8)            (34.1)
                                                (110.3)            (46.1)
Net increase in cash and cash equivalents           --              10.8
Cash and cash equivalents
  at beginning of period                          10.6              15.8
Cash and cash equivalents at end of period     $  10.6           $  26.6

The accompanying notes are an integral part of the consolidated financial statements.

                                                             FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        In  June  1997,  TECO  Energy (the company) completed its mergers with  Lykes Energy, Inc., (the Peoples companies) and West Florida Gas

     Inc.  (West  Florida).  Concurrent  with  these mergers, the regulated natural  gas  distribution  utilities  acquired began operating as the

     Peoples Gas System division of Tampa Electric Company.

          These  mergers  were  accounted for as poolings of interests and,

     a c c ordingly,  the  company's  financial  statements  and  operating information  for 1997 include the results of the Peoples companies and

     West Florida.

          In  January  1998, the company acquired an additional unregulated

     Florida  propane  business  in a merger transaction accounted for as a pooling  of  interests.  The 1997 statements have not been restated to reflect  the  operations  and  financial  position  of  this  acquired business due to its size.

          The  company's  combined  restated  revenues  and net income from continuing  operations for the three-month period ended March 31, 1997 were as follows:
                             Combining Results
                         From Continuing Operations
                                (unaudited)
                                       Three Months Ended
                                         March 31, 1997
                                                      Net
     (millions)                       Revenues      Income
     TECO Energy pre-merger(1)          $360.0      $43.1
     Peoples companies pre-merger(2)      90.3        7.7
     Combined                           $450.3      $50.8

     (1) The 1997 amounts were previously reported on Form 10-Q for the quarter ended March 31, 1997.
     (2) The Peoples companies include Peoples Gas System, Inc., the non-regulated Peoples companies and West Florida Gas Inc.

                                                             FORM 10-Q

B.        As reported in the company's Annual Report on Form 10-K for the year  ended  Dec. 31, 1997, the company in August 1997 announced its plan  to  discontinue  operations  of  its  conventional oil and gas subsidiary, TECO Oil & Gas, Inc.

          In  March  1998,  TECO  Oil & Gas sold its offshore assets to a subsidiary  of  American  Resources  of  Delaware for $57.7 million,

     consisting  of  $39.2 million in cash and a subordinated note in the principal  amount of $18.5 million. TECO Energy recognized an after-

     tax  gain on this transaction of $23.7 million or 18 cents per share in  the first quarter of 1998. An estimate of activities at TECO Oil

     &  Gas  after the Aug. 31, 1997 measurement date, including the gain on  the  sale  of  its offshore assets, is reported as a gain on the disposal  of  discontinued operations for the period ended March 31,

     1998.    TECO  Oil  &  Gas  is  now pursuing the sale of its onshore assets.

          A summary of the net assets of TECO Oil & Gas is as follows:

     (millions)                             March 31,     Dec. 31,
                                              1998          1997
      Note receivable from sale                $18.5       $   --
      Other current assets                        .3          1.5
      Net property, plant and equipment          5.9         19.5
      Other assets                                .9          4.1
      Total liabilities                        (17.0)        (3.3)
       Net assets                              $ 8.6       $ 21.8


          Total revenues from discontinued operations for the three-month period  ended  March  31,  1997  were  $3.5  million.  There were no revenues for the three-month period ended March 31, 1998.

                                                             FORM 10-Q

C.        TECO  Energy,  Inc.,  and  its  subsidiaries  have made certain commitments  in connection with their continuing capital expenditure program  and  estimate  that  capital  expenditures  for  continuing operations during 1998 will be as follows:

                                             millions
          Tampa Electric Company
            Electric division                    $128
            Peoples Gas System                     59
          TECO Power Services                      60
          TECO Transport Corporation               36
          TECO Coal Corporation                     9
          Peoples Gas Company                       6
          Other diversified businesses              3
                                                 $301


D.        During  the  first  quarter  of  1998, the electric division of

     Tampa  Electric Company recognized $8.7 million of revenues that had been  deferred  in  1995  and 1996 pursuant to regulatory agreements approved by the Florida Public Service Commission (FPSC). During the

     first  three  months  of last year, the electric division recognized

     $7.3  million  of  revenues  previously  deferred  and refunded $5.9 million to customers under these agreements.

          As  of  March 31, 1998, $22.6 million of deferred revenues were included  in  other  deferred  credits.  Accrued  interest  on these deferred revenues was $8.5 million at March 31, 1998.

          Effective  Oct.  1,  1997,  Tampa Electric s electric customers began  receiving  a $25-million temporary base rate reduction over a

     15-month period pursuant to the same agreements.

                                                             FORM 10-Q

E.   Earnings Per Share:

     In  1997,  the  Financial  Accounting  Standards Board (FASB) issued

   Financial  Accounting  Standard  (FAS)  128, Earnings per Share, which requires  disclosure  of  basic  and  diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share.

     The  reconciliation of basic and diluted earnings per share is shown below:

     Three Months Ended March 31,                     1998           1997
     (millions, except per share amounts)

     Numerator (Basic and Diluted)

     Net income from continuing operations           $30.8         $ 50.8
     Net income                                      $53.0         $ 50.8

     Denominator

     Average number of shares outstanding-basic      131.6          130.6
     Plus: incremental shares for assumed
          conversions: Stock options at end
          of period                                    2.5            2.4
     Less: Treasury shares which could
          be purchased                                (2.0)          (2.0)
     Average number of shares outstanding-diluted    132.1          131.0

     Earnings per share from continuing operations
     Basic and diluted                               $ .23          $ .39

     Earnings per share
     Basic and diluted                               $ .40          $ .39


F.        In  June 1997, the FASB issued FAS 130, Reporting Comprehensive

     Income,  effective for fiscal periods beginning after Dec. 15, 1997.

     The  new standard requires that comprehensive income, which includes net  income  as  well  as  certain changes in assets and liabilities recorded  in common equity, be reported in the financial statements.

     For  the  three-month  periods  ended March 31, 1998 and 1997, there were no components of comprehensive income other than net income.

                                                             FORM 10-Q

G.        In  the  first  quarter of 1998, the company recognized certain one-time charges at TECO Coal, TeCom and at Tampa Electric Company.

          The  $8.9-million after-tax charge recorded by TECO Coal was to adjust  the  asset values of certain mining facilities, primarily at its  Gatliff  mine,  to reflect their expected value after the Tampa

     Electric  contract  expires  in  1999.  TECO Coal expects no further asset  adjustments  related  to the expiration of the Tampa Electric contract.

          TeCom  recorded  a one-time after-tax charge of $1.7 million to write-off  certain  development  costs related to residential system features  developed  early  in the product life and no longer in the current system design.

          As  discussed in TECO Energy's 1997 Annual Report on Form 10-K,

     the  FPSC  in  September  1997  ruled that costs associated with two long-term  wholesale power sales contracts should be assigned to the wholesale  jurisdiction and that for retail rate making purposes the costs  transferred  from  retail to wholesale should reflect average costs  rather  than  the  lower  incremental  costs on which the two contracts  are  based.  As a result of this decision and the related reduction  of  the  retail  rate  base  upon which Tampa Electric is allowed  to  earn  a return, these contracts became uneconomic.  One contract  was  terminated  in  1997. Tampa Electric has entered into firm power purchase contracts for the balance of its obligation with other  electric power suppliers to provide replacement power through

     1999.  The cost of power under the replacement contracts exceeds the revenues  expected  from  the remaining contract. As a result, Tampa

     Electric  recorded  a  one-time $5.9-million after-tax charge in the first quarter of 1998.

                                                             FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

     Results of Operations

     Three months ended March 31, 1998:

          Net  income  for  the  quarter  ended  March 31, 1998 was $53.0 million,  up  four  percent  from  $50.8 million for the three-month period  ended  March  31,  1997. Net income for the first quarter of

     1998  includes a net gain of $23.7 million on the sale of TECO Oil &

     Gas's  offshore assets described in Note B on page 7 and on page 16.

     Also  in the first quarter, the company recorded one-time, after-tax charges  of  $8.9  million at TECO Coal; $1.7 million at TeCom Inc.;

     and  $5.9  million  at  Tampa  Electric.  Earnings per share for the quarter  were  $.40  compared to $.39 in 1997. Results for the first quarter  of  1997  have  been restated for the effects of the merger with the Peoples companies described in Note A on page 6.

          As  discussed in Note G on pages 10 and 11 the one-time charges reflect  asset  value  adjustments, primarily at TECO Coal's Gatliff mining  facilities,  relating  to  the expiration of the coal supply contract  with  Tampa  Electric  in  1999;  a  write off at TeCom of product  development  costs  associated  with InterLane  residential system  features  developed  early in the product life and no longer incorporated  in  the current system's design; and a charge at Tampa

     Electric  associated  with    actions to mitigate the effects of the

     1997  FPSC  ruling  that  separated  certain  wholesale  power sales contracts from the retail jurisdiction through 1999.

          Earnings  from  continuing  operations  excluding  the one-time charges  discussed  above  were  $.36  per share based on net income before  one-time charges of $47.6 million in 1998 compared with $.39 per  share  on  consolidated  net  income  of $50.8 million in 1997.

                                                             FORM 10-Q

     Earnings  from  continuing operations for 1998's first quarter after one-time charges were $30.8 million, or $.23 per share.

          Consolidated  operating  income  from  continuing operations of

     $69.9  million  was down from $98.0 million for the first quarter of

     1997  as  increases  at  TECO  Transport and the unregulated propane business  were  more  than  offset by the one-time charges discussed above,  and  lower  operating  results at TECO Coalbed Methane, TECO

     Coal and Tampa Electric's electric division.

          The  following table identifies the unconsolidated revenues and

     operating   income  from  continuing  operations  of  TECO  Energy's

     significant operating groups.

     Contributions by operating group (unconsolidated)

                                   Revenues        Operating income*
     (millions)                  1998     1997       1998     1997
     Tampa Electric Company
       Electric division (1)(2)  $273.4   $272.8     $ 56.2   $ 57.8
       Peoples Gas System          80.7     76.8       15.4     14.6
                                 $354.1   $349.6     $ 71.6   $ 72.4
     Diversified companies(2)    $159.6   $150.1     $ 26.3   $ 27.5

     (1) The electric division recognized revenues previously deferred which amounted to $8.7 million in 1998 and $7.3 million in 1997. See Note D on page 8.
     (2)  Operating   income  for  1998  excludes  the  one-time  charges
          discussed above.

     * Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense of the limited-recourse debt related to independent power operations, both of which are included in operating income for the diversified companies. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain 1997 amounts have been restated to conform to the current year presentation.

                                                             FORM 10-Q

     Tampa Electric Company's Operating Results

          Tampa  Electric  Company's  first  quarter  operating income of

     $71.6  million was slightly lower than in 1997, primarily because of higher  depreciation  expense  at  the  electric  division partially offset by improved results at Peoples Gas System.



     Electric division

          Operating revenues for the quarter were unchanged from 1997, as the  adverse  effect  of  unusual  weather  and  the  impact  of the temporary  base  rate  reduction  discussed in Note D on page 8 were offset  by  customer growth of 2.1 percent. Retail energy sales were unchanged from the prior year's period.

          Non-fuel  operating  expenses  for the first quarter, excluding the  one-time  charge  discussed previously, were one percent higher than  in  1997  due to increased depreciation expense as a result of higher  plant  balances.  Operations  and  maintenance expenses were unchanged from the prior year's period.

          As  discussed  in  Note  G  on  pages 10 and 11, Tampa Electric recorded  a  one-time  $5.9-million  after-tax  charge  in the first quarter  of  1998  related  to  the  1997 FPSC ruling that separated certain wholesale power sales contracts from the retail jurisdiction through 1999.



     Peoples Gas System

          At Peoples Gas System, operating income was five percent higher in  the  first  quarter of 1998. Total revenues were up five percent from  1997's  first quarter, with residential and commercial natural gas  sales  (therms) eight percent higher than in last year's period due to customer growth and increased usage.

                                                             FORM 10-Q

     Diversified Companies-Operating Results

          Unconsolidated  first  quarter  operating  income  from  TECO

     Energy's  continuing  diversified  companies, excluding the one-time charges  at  TECO Coal and TeCom discussed in Note G on pages 10 and

     11,  was  four  percent  lower than in 1997's first quarter. Results were  impacted  by  lower  gas  prices  at  TECO Coalbed Methane and reduced Tampa Electric tonnage and higher mining costs at TECO Coal,

     which  more  than  offset  higher  volumes at TECO Transport and the unregulated propane business.

          At  TECO  Coalbed  Methane,  lower  natural  gas prices for the current quarter more than offset lower per unit operating costs.

          At  TECO Coal, operating income, excluding the one-time charge,

     was  less  than in 1997's first quarter due to lower tonnage sold to

     Tampa Electric and higher mining costs.

          TECO  Coal  recorded  a $8.9-million after-tax charge to adjust the  asset  values  of  certain  mining  facilities to reflect their expected  value  after  the Tampa Electric contract expires in 1999.

     TECO  Coal  expects  no  further  asset  adjustments  related to the expiration of the Tampa Electric contract.

          At  TECO  Transport,  increased  volumes moved on the river for

     Tampa  Electric  and in the ocean-going charter business as a result of the ship added in 1997 contributed to improved operating results.

          Peoples  Gas  Company,  the  unregulated  propane business, had operating  results  significantly above the prior year's quarter due to  higher  propane  gas  volumes sold to residential and commercial customers. The increase was primarily attributable to the additional

     Florida propane businesses acquired in January 1998.

          Operating  income  at  TECO  Power Services was lower than last year due to interest on limited-recourse debt issued in 1997 by this

                                                             FORM 10-Q

     company; debt at the parent was correspondingly reduced.

          At  TeCom,  because  of  a  high  level  of product enhancement activity  in  1998, more product development costs were capitalized.

     In  the  first  quarter,  TeCom  capitalized  $1.5 million pretax of current  development  costs  compared  with $1.3 million capitalized during the same period last year.

          Also  in the first quarter, TeCom recorded a one-time after-tax charge  of  $1.7  million  to  write-off  certain  development costs related  to  residential  system  features  developed  early  in the product life and no longer in the current system design.

          The  effective  income  tax  rate on net income from continuing operations  for  the first quarter of 1998 was 25.0 percent compared to  29.3 percent last year. This decrease was primarily due to lower pretax  income  from  continuing  operations  and a higher estimated federal tax credit related to the production of coalbed methane.

          In  March  1998,  TECO  Oil & Gas sold its offshore assets to a subsidiary  of  American  Resources  of  Delaware for $57.7 million,

     consisting  of  $39.2 million in cash and a subordinated note in the principal  amount of $18.5 million. TECO Energy recognized an after-

     tax  gain on this transaction of $23.7 million in the first quarter.

     The  gain  on  the  sale  of  the offshore assets and an estimate of onshore  activities at TECO Oil & Gas were reported as a gain on the disposal  of  discontinued operations for the period ended March 31,

     1998. (See Note B on page 7)

                                                             FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          Cash  proceeds from TECO Oil & Gas  sale of its offshore assets in  March 1998 were used to reduce notes payable.  The $18.5-million subordinated  note received as part of the sale was reflected on the balance sheet at March 31, 1998.

          TECO  Transport entered into a capital lease agreement in March

     1998  for  the charter of additional capacity. This lease covers 110 river barges and three towboats; the corresponding $35-million five-

     year lease commitment was recorded as debt on the balance sheet.

          TECO  Energy enters into  futures, swaps and options contracts,

     from  time  to  time,  to  hedge  the selling price for its physical production  at  TECO Coalbed Methane, to limit exposure to gas price increases  at both the regulated natural gas utility and unregulated propane  business,  and to limit exposure to fuel price increases at

     TECO  Transport.    TECO  Energy  does  not use derivatives or other

     financial products for speculative purposes.

                                                             FORM 10-Q

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on April 15, 1998, the shareholders of TECO Energy, Inc., elected four directors and rejected a shareholder proposal concerning the format of the proxy card. The votes were as follows:

                          Votes Cast  Votes Cast                    Broker
                              For      Against     Abstentions   Non-Votes

  Election of Directors

  Girard F. Anderson     103,265,041   2,166,850
  Tom L. Rankin          103,663,604   2,128,287
  J. Thomas Touchton     103,528,175   2,263,716
  John A. Urquhart       103,497,280   2,294,611

  Shareholder Proposal     8,314,962  78,336,087     3,283,402  15,857,439


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 TECO Energy, Inc., Annual Incentive Compensation Plan, as amended and restated as of April 15, 1998.

          10.2 Agreement   and  General  Release  between  Tampa  Electric
               Company and Keith S. Surgenor dated March 20, 1998.

          27.1 Financial data schedule - three months ended March 31, 1998. (EDGAR filing only)

          27.2 Restated financial data schedule - three months ended March 31, 1997. (EDGAR filing only)


          (b)  Reports on Form 8-K

          The registrant filed a Current Report on Form 8-K dated January 9, 1998 reporting under "Item 5. Other Events" the registrant's agreement to sell the offshore Gulf of Mexico assets of its wholly owned subsidiary, TECO Oil & Gas, Inc.

          The  registrant  filed  a Current Report on Form 8-K dated March
          20,   1998  reporting  under  "Item  5.  Other  Events"  certain postmerger operations information.

                                                             FORM 10-Q

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






     Date: May 14, 1998
                                     By: /s/W. L. Griffin
                                            W. L. Griffin

                                     Vice President - Controller
                                    (Principal Accounting Officer)

                                                             FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                            Page No.

   10.1       TECO Energy, Inc., Annual Incentive Compensation      21
              Plan, as amended and restated as of April 15, 1998.

   10.2       Agreement and General Release between Tampa           24
              Electric  Company  and  Keith S. Surgenor dated
              March 20, 1998.

   27.1       Financial data schedule - three months ended
              March 31, 1998  (EDGAR filing only)                   --

   27.2       Restated financial data schedule - three months
              ended March 31, 1997  (EDGAR filing only)             --