Form 10-Q
period 1998-06-30
TECO ENERGY INC
filed 1998-08-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998

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

                            Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1998):

                  Common Stock, $1 Par Value     131,773,287

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

          1998  and  1997.  The current year financial statements include the results  of Griffis, Inc. and its affiliate, U. S. Propane, Inc., a

          Florida   propane  business  acquired  in  a  January  1998  merger

          transaction  accounted  for  as  a  pooling  of interests. The 1997 financial  statements have not been restated to reflect this merger due  to  its relatively small size. Reference should be made to the explanatory  notes  affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the

          year  ended Dec. 31, 1997 and to the notes on pages 7 through 13 of this report.

                                                                  FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                              June 30,          Dec. 31,
                                                1998              1997
                                     Assets
Current assets
  Cash and cash equivalents                   $   16.6          $   10.6
  Receivables, less allowance
    for uncollectibles                           226.0             222.7
  Note receivable                                 19.0               --
  Inventories, at average cost
    Fuel                                          91.6              80.8
    Materials and supplies                        63.7              63.1
  Prepayments                                     16.2              12.9
                                                 433.1             390.1
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,924.2           3,880.6
    Gas                                          493.5             471.1
  Construction work in progress                   67.0              57.0
  Other property                                 973.2             950.8
                                               5,457.9           5,359.5
  Accumulated depreciation                    (2,208.9)         (2,123.0)
                                               3,249.0           3,236.5
Other assets
  Other investments                               97.3              88.3
  Deferred income taxes                           94.4              88.1
  Deferred charges and other assets              138.4             157.4
                                                 330.1             333.8
                                              $4,012.2          $3,960.4

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   14.5          $   12.7
  Notes payable                                  412.6             447.5
  Accounts payable                               145.7             158.7
  Customer deposits                               78.2              77.9
  Interest accrued                                24.6              21.8
  Taxes accrued                                   40.9              14.0
                                                 716.5             732.6
Deferred income taxes                            478.8             470.9
Investment tax credits                            49.2              51.7
Regulatory liability-tax related                  34.4              35.1
Other deferred credits                           142.1             145.2
Long-term debt, less amount due
  within one year                              1,108.1           1,080.2
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 131,679,034 in 1998 and
    130,922,039 in 1997                        1,548.8           1,512.2
  Unearned compensation                          (65.7)            (67.5)
                                              $4,012.2          $3,960.4

The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the three months ended June 30,              1998              1997

Revenues                                        $490.6            $460.9

Expenses
  Operation                                      253.7             236.0
  Maintenance                                     31.9              29.1
  Depreciation                                    57.4              56.2
  Taxes, other than income                        37.2              36.1
                                                 380.2             357.4

Income from operations                           110.4             103.5

Other income (expense)
  Other income (expense), net                      (.5)              1.2
  Preferred dividend requirements of
    Tampa Electric                                  --               (.2)
                                                   (.5)              1.0

Income before interest and income taxes          109.9             104.5

Interest expense                                  26.0              26.7

Income before provision for income taxes          83.9              77.8
Provision for income taxes                        26.0              27.3

Net income                                      $ 57.9            $ 50.5

Average common shares outstanding                131.7             130.7

Earnings per average common share outstanding:
Basic and diluted                               $ 0.44            $ 0.39



Dividend rate per common share outstanding      $ 0.31            $0.295


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the six months ended June 30,                1998              1997

Revenues                                        $958.4            $911.2

Expenses
  Operation                                      503.1             471.1
  Maintenance                                     60.0              53.2
  Non-recurring charges                           25.9                --
  Depreciation                                   114.3             111.9
  Taxes, other than income                        74.9              73.4
                                                 778.2             709.6

Income from operations                           180.2             201.6

Other income (expense)
  Allowance for other funds used
    during construction                             --                .1
  Other income (expense), net                     (3.3)              2.0
  Preferred dividend requirements of
    Tampa Electric                                  --               (.4)
                                                  (3.3)              1.7

Income before interest and income taxes          176.9             203.3

Interest expense                                  52.0              53.6

Income before provision for income taxes         124.9             149.7
Provision for income taxes                        36.2              48.4

Net income from continuing operations             88.7             101.3
Gain on disposal of discontinued operations,
  net of income tax expense of $12.9 million
  for 1998                                        22.2                --

Net income                                      $110.9            $101.3

Average common shares outstanding                131.6             130.6

Earnings per average common share outstanding:

Basic-
  From continuing operations                    $ 0.67            $  .78
  Net income                                    $ 0.84            $  .78

Diluted-
  From continuing operations                    $ 0.67            $  .77
  Net income                                    $ 0.84            $  .77

Dividend rate per common share outstanding      $0.605            $0.575


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

For the six months ended June 30,                1998              1997

Cash flows from operating activities
Net income                                     $ 110.9           $ 101.3
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                 114.3             111.9
    Deferred income taxes                           --             (10.0)
    Investment tax credits, net                   (2.5)             (2.5)
  Allowance for funds used
      during construction                           --               (.1)
    Amortization of unearned compensation          3.4               2.8
    Gain on disposal of discontinued
      operations, pretax                         (37.5)               --
    Deferred revenue                             (19.8)            (17.1)
    Deferred recovery clause                       9.0               1.2
    Refund to customers                             --             (12.1)
    Non-recurring charges                         25.9                --
    Receivables, less allowance
      for uncollectibles                          (3.3)             (4.6)
    Inventories                                  (11.5)            (14.1)
    Taxes accrued                                 26.9              21.5
    Interest accrued                               2.7               2.7
    Accounts payable                             (14.6)             (9.4)
    Other                                         11.7               2.0
                                                 215.6             173.5
Cash flows from investing activities
  Capital expenditures                          (116.3)           (106.9)
  Allowance for funds used
    during construction                             --                .1
  Net proceeds from sale of assets                39.2                --
  Other non-current investments                  (11.5)              2.1
                                                 (88.6)           (104.7)
Cash flows from financing activities
  Common stock                                     1.2               2.9
  Proceeds from long-term debt                      --              29.3
  Repayment of long-term debt                     (7.7)            (68.9)
  Net borrowings under credit lines                 --             (49.8)
  Net decrease in short-term debt                (34.9)            106.7
  Dividends                                      (79.6)            (70.1)
                                                (121.0)            (49.9)
Net increase in cash and cash equivalents          6.0              18.9
Cash and cash equivalents
  at beginning of period                          10.6              15.9
Cash and cash equivalents at end of period     $  16.6           $  34.8


The accompanying notes are an integral part of the consolidated financial statements.

                                                                  FORM 10-Q

                        NOTES TO FINANCIAL STATEMENTS


A.        In  January  1998,  the  company acquired an additional unregulated

     Florida  propane  business,  Griffis,  Inc.  and  its  affiliate,  U. S.

     Propane,  Inc.,  in  a  merger transaction accounted for as a pooling of interests.  The  1997  statements  have not been restated to reflect the operations  and  financial position of this acquired business due to its relatively small size.



B.        As  reported  in  the  company's Annual Report on Form 10-K for the year  ended Dec. 31, 1997, the company in August 1997 announced its plan to  discontinue  operations  of its conventional oil and gas subsidiary,

     TECO Oil & Gas, Inc.

          In  March  1998,  TECO  Oil  &  Gas  sold  its offshore assets to a

     subsidiary   of  American  Resources  of  Delaware  for  $57.7  million,

     consisting  of  $39.2  million  in  cash  and a subordinated note in the principal  amount  of $18.5 million. TECO Energy recognized an after-tax gain on this transaction of $23.7 million, or 18 cents per share, in the first quarter of 1998. An estimate of activities at TECO Oil & Gas after the  Aug.  31,  1997 measurement date, including the gain on the sale of its  offshore  assets,  is  reported  as  a  gain  on  the  disposal  of discontinued operations for the periods ended June 30, 1998.  TECO Oil &

     Gas continues to pursue the sale of its onshore assets.

          A summary of the net assets of TECO Oil & Gas is as follows:

     (millions)                              June 30,     Dec. 31,
                                              1998          1997
      Note receivable from sale                $19.0       $   --
      Other current assets                        .7          1.5
      Net property, plant and equipment          4.1         19.5
      Other assets                               7.8          4.1
      Total liabilities                          (.5)        (3.3)
       Net assets                              $31.1       $ 21.8

                                                                  FORM 10-Q

          Total revenues from discontinued operations for the three- and six-

     month  periods  ended  June 30, 1997 were $2.7 million and $6.2 million,

     respectively. There were no revenues for the same periods ended June 30,

     1998.



C.        T E CO  Energy,  Inc.,  and  its  subsidiaries  have  made  certain commitments  in  connection  with  their  continuing capital expenditure program and estimate that capital expenditures for continuing operations during 1998 will be as follows:

                                             millions
          Tampa Electric Company
            Electric division                    $146
            Peoples Gas System                     55
          TECO Power Services                      60
          TECO Transport Corporation               37
          TECO Coal Corporation                     9
          Peoples Gas Company                       6
          Other diversified businesses              2
                                                 $315

          In  July  1998,  Tampa  Electric  Company  announced  that  it  had determined  that  the  most cost-effective method of compliance with the

     U.S.  Environmental  Protection  Agency's (EPA) Clean Air Act Amendments

     Phase II sulfur dioxide (SO2) reduction requirements is to install a flue gas  desulfurization (FGD) system at Big Bend Station units one and two.

     The  FGD  system  will be comparable to the system operated for Big Bend units  three  and  four.  The  project's  estimated cost is $90 million.

     Conceptual and preliminary site engineering is underway, and the project is scheduled to be completed by the middle of 2000. Carrying charges and other  costs  associated  with  the  system  are planned to be recovered through  the  Environmental  Cost Recovery Clause. Tampa Electric's 1998

     estimated capital expenditures include $17.6 million related to this FGD system.

                                                                  FORM 10-Q

          TECO  Power  Services'  1998  estimated capital expenditures do not

     include   the  investments  expected  to  be  made  in  connection  with independent  power  business  expansion  opportunities  announced in the third quarter of 1998 and discussed on pages 24 and 25.

D.        The electric division of Tampa Electric Company recognized revenues that  had  been  deferred  in  1995  and  1996  pursuant  to  regulatory agreements  approved  by  the  Florida Public Service Commission (FPSC).

     For  the three- and six-month periods ended June 30, 1998, $11.1 million and  $19.8  million,  respectively,  of  these revenues were recognized.

     Previously  deferred  revenues  of  $9.8  million and $17.1 million were recognized  for  the  three-  and six-month periods ended June 30, 1997,

     respectively.

          As  of  June  30,  1998,  $12.3  million  of deferred revenues were included  in  other deferred credits. Accrued interest on these deferred revenues was $8.8 million at June 30, 1998.

          Effective  Oct.  1, 1997, Tampa Electric's electric customers began receiving  a  $25-million  temporary base rate reduction over a 15-month period pursuant to the same agreements.



E.   Earnings Per Share:

     In   1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued

   Financial  Accounting  Standard  (FAS)  128,  Earnings  per  Share,  which requires  disclosure  of  basic  and  diluted  earnings  per  share  and a reconciliation  (where  different)  of  the numerator and denominator from basic to diluted earnings per share.

                                                                  FORM 10-Q

     The  reconciliation  of  basic  and  diluted earnings per share is shown below:

     Three Months Ended June 30,                      1998    1997
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income                                      $57.9   $ 50.5

     Denominator
     Average number of shares outstanding-basic      131.7    130.7
     Plus: incremental shares for assumed
          conversions: Stock options at end
          of period                                    3.2      2.7
     Less: Treasury shares which could
          be purchased                                (2.7)    (2.3)
     Average number of shares outstanding-diluted    132.2    131.1

     Earnings per share
     Basic and diluted                               $ .44    $ .39



     Six Months Ended June 30,                        1998     1997
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations          $ 88.7   $101.3
     Net income                                     $110.9   $101.3

     Denominator
     Average number of shares outstanding-basic      131.6    130.6
     Plus: incremental shares for assumed
          conversions: Stock options at end
          of period                                    3.3      2.7
     Less: Treasury shares which could
          be purchased                                (2.7)    (2.3)
     Average number of shares outstanding-diluted    132.2    131.0

     Earnings per share from continuing operations
     Basic                                           $ .67    $ .78
     Diluted                                         $ .67    $ .77

     Earnings per share
     Basic                                           $ .84    $ .78
     Diluted                                         $ .84    $ .77

                                                                  FORM 10-Q

F.        In  1997,  the FASB issued FAS 130, Reporting Comprehensive Income,

     effective  for  fiscal  periods  beginning  after Dec. 15, 1997. The new standard  requires  that comprehensive income, which includes net income as  well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three- and six-

     month  periods ended June 30, 1998 and 1997, there were no components of comprehensive income other than net income.



G.        In  the  first  quarter  of  1998,  the company recognized one-time charges  at  TECO  Coal, TeCom and Tampa Electric Company totaling $16.5 million, after tax.

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

     As  a  result  of  this decision and the related reduction of the retail rate  base  upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic.  One contract was terminated in 1997. As to

                                                                  FORM 10-Q

     the  other  contract,  which expires in 2001, Tampa Electric has entered into  firm  power  purchase  contracts  with  third  parties  to provide replacement  power through 1999. The cost of purchased power under these contracts  exceeds  the  revenues expected through 1999. To reflect this difference,  Tampa  Electric recorded a $5.9-million after-tax charge in the first quarter of 1998.



H.        In  the  second  quarter  of  1998,  Tampa Electric Company filed a registration  statement  on Form S-3, allowing for the issuance of up to

     $200  million of medium-term notes. On July 31, 1998, the company issued

     $50  million  of  Remarketed  Notes  (the Notes) due 2038. The Notes are

     subject to mandatory tender on July 15, 2001, at which time they will be remarketed  or  redeemed. The coupon rate for the initial term is 5.94%.

     If the remarketing agent appointed by the company in connection with the issue of the Notes exercises its right to purchase the Notes on July 15,

     2001,  for  the  following  ten years the Notes will bear interest at an annual  rate  of  5.41% plus a premium based on Tampa Electric Company s then  current  credit spread above United States Treasury Notes with ten years  to  maturity. Otherwise, the Notes may be remarketed for interest periods  selected  by Tampa Electric Company at fixed or floating market rates  of  interest.  Net  proceeds to Tampa Electric Company were 102.1 percent  of  the  principal  amount  and include a premium paid to Tampa

     Electric  Company by the remarketing agent for the right to purchase the

     Notes in 2001. Proceeds from the Note issuance were used to repay short-

     term debt.

                                                                  FORM 10-Q

I.        In  August 1998, TECO Energy filed a registration statement on Form

     S-3  covering  the  issuance  from time to time of up to $200 million of medium-term  notes. The proceeds from the notes that may be issued under this registration statement will be used for general corporate purposes.

     No  notes  have  been issued under this registration statement as of the date of this filing.

                                                                  FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

          This   Quarterly  Report  on  Form  10-Q  contains  forward-looking statements which are subject to the inherent uncertainties in predicting future  results and conditions.  Certain factors that could cause actual results  to  differ  materially  from  those projected in these forward-

     looking  statements  include the following: general economic conditions,

     particularly  those  in  Tampa  Electric's service area affecting energy sales;  weather  variations  affecting energy sales and operating costs;

     potential  competitive  changes  in  the  electric  and  gas industries,

     particularly  in  the  area  of  retail  competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting  the  competitive  positions of Tampa Electric and the Peoples

     Gas  companies as well as margins at TECO Coalbed Methane and TECO Coal;

     and  changes  in  and compliance with environmental regulations that may impose  additional  costs or curtail some activities.  These factors are discussed  more  fully under "Investment Considerations" in registrant's

     Annual  Report  on  Form  10-K for the year ended December 31, 1997, and reference is made thereto.



     Results of Operations

     Three months ended June 30, 1998:

          Net  income  for the quarter ended June 30, 1998 was $57.9 million,

     or  $.44  per share, up 15 percent from $50.5 million, or $.39 cents per share,  for  the three-month period ended June 30, 1997. Results for the second  quarter of 1997 included a net after-tax charge of $3.3 million,

     or  $.02  per  share,  for  transactions  associated  with  the  mergers completed in June 1997.

          Consolidated operating income from continuing operations was $110.4

                                                                  FORM 10-Q

     million,  up  seven percent from $103.5 million in the second quarter of

     1997.  This  increase  was  due  to  higher retail energy sales at Tampa

     Electric's  electric  division, the result of warmer weather late in the quarter and customer growth.

          The  following  table  identifies  the  unconsolidated revenues and operating income from continuing operations of TECO Energy's significant operating groups.



     Contributions by operating group (unconsolidated)

                                   Revenues        Operating income*
     (millions)                  1998     1997       1998     1997
     Tampa Electric Company
       Electric division (1)    $320.9   $300.0     $ 80.2   $ 72.5
       Peoples Gas System         58.0     57.1        4.7      6.4
                                $378.9   $357.1     $ 84.9   $ 78.9
     Diversified companies      $163.0   $155.1     $ 27.0   $ 27.1

     (1) The electric division recognized revenues previously deferred of $11.1 million in 1998 and $9.8 million in 1997. See Note D on page 9.

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


     Tampa Electric Company's Operating Results

          Tampa  Electric  Company's second quarter operating income of $84.9 million  was  8  percent higher than in 1997 primarily because of higher energy  sales at the electric division partially offset by restructuring costs at Peoples Gas System.

                                                                  FORM 10-Q

     Electric division

          Operating  revenues  for the quarter were seven percent higher than in  1997  due  to five-percent higher retail energy sales, the result of warmer weather in June and customer growth of 2.2 percent. These results were partially offset by the impact of the temporary base rate reduction discussed  in  Note  D on page 9. During the second quarter of 1998, the electric  division  recognized  $11.1  million  of  revenues  previously deferred  in  accordance with FPSC-approved agreements, compared to $9.8 million of deferred revenues recognized in the second quarter of 1997.

          Non-fuel operating expenses for the second quarter of 1998 were two percent  higher  than in 1997 due to increased depreciation expense, the result  of  higher  plant  balances,  and  higher revenue-related taxes.

     Operations  and  maintenance  expenses  were  essentially the same as in

     1997.



     Peoples Gas System

          At  Peoples Gas System, operating income was $1.7 million less than in  1997's  second  quarter  reflecting  $1.6  million  pretax  of costs associated  with  the  decision  to  discontinue the appliance sales and service  business.  Peoples  Gas  System expects to recoup most of these costs  by  the  end  of the year and to realize significant cost savings going forward.

          Total  revenues for the quarter were up two percent from 1997, with residential  and commercial natural gas sales (therms) 10 percent higher than in last year's period due to customer growth and increased usage.

                                                                  FORM 10-Q

     Diversified Companies-Operating Results

          Unconsolidated  second  quarter operating income from TECO Energy's continuing  diversified  companies  was  unchanged  from  that of 1997's second  quarter.  Improved  results  at  TECO  Coalbed  Methane  and the unregulated propane business offset the effects of lower volumes at TECO

     Coal.

          At  TECO Coalbed Methane, operating income increased as the effects of  higher  pricing, resulting from hedging arrangements, were partially

     o f fset  by  the  normal,  gradual  decline  in  production,  which  is characteristic of this type of well.

          P e oples  Gas  Company,  the  unregulated  propane  business,  had operating  results  above the prior year's quarter due to higher propane gas  volumes,  attributable  to  the acquisition of the propane business described in Note A on page 7, and improved margins.

          At  TECO  Coal,  operating  income  was  less than in 1997's second quarter  due to the expected reduction in tonnage sold to Tampa Electric and slightly higher mining costs.

          At  TECO  Transport,  river  volumes  were  up  over last year from increased  north-bound  freight as well as from river equipment added in the  first quarter.  However, temporary tow restrictions and lower rates offset  the impact of the higher volumes, providing results that were 14 percent lower than in 1997's second quarter.

          Operating  income  at TECO Power Services was 11 percent lower than in  1997  due  to  costs  associated with continuing project development activity.

          At  TeCom,  because of a high level of product enhancement activity in 1998, more product development costs were capitalized.  In the second quarter  of  1998,  TeCom capitalized $2.5 million of pretax development costs compared with $1.7 million during the same period last year.

                                                                  FORM 10-Q

          The  effective  income  tax  rate  on  net  income  from continuing operations  for  the second quarter of 1998 was 31.0 percent compared to

     35.0 percent last year. This decrease was primarily due to the impact of non-deductible merger costs related to the Lykes Energy merger in 1997.



     Six months ended June 30, 1998:

          Net  income for the six-month period ended June 30, 1998 was $110.9 million,  up  nine  percent from $101.3 million for the same period last year. Net income for the first half of 1998 included a net gain of $22.2 million  on  the  sale  of TECO Oil & Gas's offshore assets described in

     Note  B  on page 7, partially offset by non-recurring, after-tax charges of  $16.8 million. These one-time, after-tax charges included write-offs of  $8.9  million  at  TECO  Coal;  $1.7 million at TeCom Inc.; and $5.9 million  at Tampa Electric. The 1997 results included a $3.3-million net after-tax charge for all merger-related transactions. Basic earnings per share for the current-year period were $.84 compared to $.78 in 1997.

          As  discussed  in  Note  G on pages 11 and 12, the one-time charges reflect asset value adjustments, primarily at TECO Coal's Gatliff mining facilities,  relating to the expiration of the coal supply contract with

     Tampa  Electric  in  1999;  a  write-off at TeCom of product development costs  associated  with InterLane  residential system features developed early  in  the  product  life  and no longer incorporated in the current system  design;  and a charge at Tampa Electric associated with  actions to  mitigate  the effects of the 1997 FPSC ruling that separated certain wholesale power sales contracts from the retail jurisdiction.

                                                                  FORM 10-Q

          Net  income  from  continuing  operations,  excluding  the one-time charges  discussed  above,  was  $105.5  million  in 1998, compared with

     $104.6  million  in  1997, before merger costs. Earnings from continuing operations  for  1998's  first  half, after one-time charges, were $88.7 million  or $.67 per share, compared to $101.3 million or $.78 cents per share in 1997, after merger costs.

          Consolidated  operating income from continuing operations of $180.2 million  was  down  from  $201.6  million  for the first half of 1997 as increases from regulated electric operations and the unregulated propane business  were  more than offset by the one-time charges discussed above and lower operating results at TECO Coal and TECO Coalbed Methane.

          The  following  table  identifies  the  unconsolidated revenues and operating income from continuing operations of TECO Energy's significant operating groups.

     Contributions by operating group (unconsolidated)

                                   Revenues        Operating income*
     (millions)                  1998     1997       1998     1997
     Tampa Electric Company
       Electric division (1)(2)  $594.3   $572.8     $136.4   $130.4
       Peoples Gas System         138.6    133.9       20.1     21.0
                                 $732.9   $706.7     $156.5   $151.4
     Diversified companies(2)    $322.6   $305.2     $ 53.3   $ 54.6

     (1) The electric division recognized revenues previously deferred of $19.8 million in 1998 and $17.1 million in 1997. See Note D on page 9.
     (2) Operating income for 1998 excludes the non-recurring charges discussed previously in Note G and on pages 11 and 12.

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


     Tampa Electric Company's Operating Results

                                                                  FORM 10-Q

          Tampa  Electric  Company's  first  half  operating income of $156.5 million  was  three  percent  higher  than in 1997, primarily because of higher  energy  sales  at  the  electric  division  partially  offset by restructuring costs at Peoples Gas System.



     Electric division

          Operating  revenues  for  the  current  year  period increased four percent from 1997. Retail sales volumes were up three percent, primarily due  to warmer weather in the second quarter and customer growth of over two percent.

          Non-fuel  operating  expenses  for  the  first  half, excluding the

     $5.9-million  after-tax  charge  discussed in Note G on pages 11 and 12,

     were  two  percent  higher than in 1997 due to increased generating unit maintenance  and  increased  depreciation  expense resulting from higher plant balances.

            During the first six months of 1998, Tampa Electric recorded $1.1 million  of  after-tax charges relating to its 1996 earnings as a result of  an  FPSC  audit  of  that  year  which involved several adjustments,

     including  the  establishment of an equity ratio cap of 58.7 percent for the  year  1996.  Because  of  the  return on equity thresholds in Tampa

     Electric  s  regulatory agreements covering the years 1995 through 1999,

     which  are described in TECO Energy s Annual Report on Form 10-K for the

     year ended Dec. 31, 1997, and the potential for customer refunds in 1999 and  2000,  Tampa Electric expects continuing audit scrutiny by the FPSC and  active  involvement  of  intervenors  in  any proceedings involving returns on equity and potential refunds.

                                                                  FORM 10-Q

     Peoples Gas System

          At Peoples Gas System, operating income was lower than in the first half of 1997 due to restructuring costs, which are expected to be nearly recouped  by  the  end  of the year. Total revenues were up four percent from  1997,  with  residential and commercial natural gas sales (therms)

     eight  percent  higher than in last year's period due to customer growth and increased usage. However, higher expenses along with $1.6 million of costs  associated  with  discontinuing  the  appliance sales and service business led to a reduction in operating income.



     Diversified Companies-Operating Results

          Unconsolidated  first  half  operating  income  from  TECO Energy's continuing  diversified  businesses,  excluding  the one-time charges at

     TECO  Coal  and  TeCom  discussed  in Note G on pages 11 and 12, was two percent  lower  than  in  1997's  first half. Revenue growth in the non-

     regulated  propane  business,  as  well  as  continued  growth  at  TECO

     Transport were more than offset by expected reduced coal volumes sold by

     TECO  Coal  to  Tampa  Electric,  and  the impact of the normal, gradual decline  in  production  and  lower  average  gas prices at TECO Coalbed

     Methane.

          P e oples  Gas  Company,  the  unregulated  propane  business,  had operating  results  above  the prior year's period due to higher propane gas  volumes  sold  to residential and commercial customers and improved

     p r icing.  The  volume  increase  was  primarily  attributable  to  the additional Florida propane business acquired in January 1998.

                                                                  FORM 10-Q

          At  TECO  Transport,  increased volumes were moved on the river for

     Tampa  Electric.  Also  contributing  to  higher  revenues  and improved operating  results was the increase in ocean-going charter business as a result of the ship added in 1997.

          Operating  results for TECO Coal were 20 percent below 1997's first half  results  due  to  the  expected reduction in tonnage sold to Tampa

     Electric and slightly higher mining costs.

          A t   TECO  Coalbed  Methane,  the  gradual,  expected  decline  in production  levels  and lower average natural gas prices for the current year period resulted in lower operating income. Although gas prices were lower  in  the  current year's period, price hedges executed for May and

     June  production  mitigated,  to a substantial extent, the impact of the lower prices on operating income.

          Operating  income  at  TECO Power Services was lower than last year primarily due to project development costs.

          At  TeCom,  because of a high level of product enhancement activity in 1998, more product development costs were capitalized.  For the first half of 1998, TeCom capitalized $4.0 million of pretax development costs compared with $3.0 million during the same period last year.

          In the first quarter of 1998, TeCom recorded an after-tax charge of

     $ 1 .7  million  to  write-off  certain  development  costs  related  to residential  system  features developed early in the product life and no longer in the current system design.

          The  effective  income  tax  rate  on  net  income  from continuing operations for the six-month period ended June 30, 1998 was 29.0 percent compared  to  32.3 percent last year. This decrease was primarily due to the  impact  of  non-deductible merger costs related to the Lykes Energy merger in 1997.

          In  March  1998,  TECO  Oil  &  Gas  sold  its offshore assets to a

                                                                  FORM 10-Q

     subsidiary   of  American  Resources  of  Delaware  for  $57.7  million,

     consisting  of  $39.2  million  in  cash  and a subordinated note in the principal  amount  of $18.5 million. TECO Energy recognized an after-tax gain on this transaction of $23.7 million in the first quarter. The gain on the sale of the offshore assets and an estimate of onshore activities at  TECO  Oil  &  Gas  were  reported  as  a net gain on the disposal of discontinued  operations for the period ended June 30, 1998. (See Note B on pages 7 and 8)



     Liquidity, Capital Resources and Changes in Financial Condition

          Cash  proceeds  from TECO Oil & Gas  sale of its offshore assets in

     March  1998  were  used  to  reduce  notes  payable.   The $18.5-million

     subordinated  note  received  as  part  of the sale, along with interest accrued  on  this  note,  was reflected on the balance sheet at June 30,

     1998.

          TECO Transport entered into a capital lease agreement in March 1998 for  the  charter  of  additional  capacity. This lease covers 110 river barges and three towboats; the corresponding $35-million five-year lease commitment  was  recorded  as  debt on the balance sheet. The  agreement provides  for  the  acquisition of the equipment at the end of the lease term.

          As discussed in Note H on page 12, on July 31, 1998, Tampa Electric

     Company issued $50 million of Remarketed Notes (the Notes) due 2038. The

     Notes  are  subject  to mandatory tender on July 15, 2001, at which time they  will  be  remarketed  or redeemed. The coupon rate for the initial term is 5.94%. Proceeds from the Note issuance were used to repay short-

     term debt.

          As  discussed  in  Note  I  on page 13, in August 1998, TECO Energy filed  a  registration  statement on Form S-3 covering the issuance from

                                                                  FORM 10-Q

     time  to  time  of up to $200 million of medium-term notes. The proceeds from the notes that may be issued under this registration statement will be  used for general corporate purposes. No notes have been issued under this registration statement as of the date of this filing.

          As  discussed in Note C on page 8, Tampa Electric announced that it has  determined  that  the most cost-effective method of compliance with

     t h e  U.S.  Environmental  Protection  Agency's  (EPA)  Clean  Air  Act

     Amendments  Phase  II  sulfur dioxide (SO ) reduction requirements is to
                                              2
     install  a  flue  gas  desulfurization  (FGD) system at Big Bend Station units  one  and  two.  The  project's  estimated  cost  is  $90 million.

     Conceptual  and preliminary site engineering is underway and the project is scheduled to be completed by the middle of 2000. Carrying charges and other  costs  associated  with  the  system  are planned to be recovered through the Environmental Cost Recovery Clause.

          In July 1998, a consortium that includes TECO Power Services (TPS),

     Iberdrola,  an  electric utility in Spain, and Electricidade de Portugal

     (EDP),  an electric utility in Portugal, was awarded the right to buy an

     80-percent  ownership  interest in Guatemala's largest electric utility,

     Empresa Electrica de Guatemala, S.A.(EEGSA) for $520 million. This award completes  the  process begun when the government of Guatemala last year elected  to privatize EEGSA. TPS will have an interest in the consortium of  at  least 30 percent. Long-term financing and levels of leverage are yet  to  be arranged and established. TPS has committed to invest equity of  up to $100 million in the consortium. The purchase is expected to be completed by the end of the third quarter of 1998.

          In  August  1998,  TPS  and  Mosbacher  Power  Partners,  Ltd.,  an

     independent  power  company  headquartered in Houston, agreed to jointly develop,  own  and  operate domestic and international independent power projects.  Under this arrangement, TPS will, among other things, provide

                                                                  FORM 10-Q

     capital  and  technical  expertise  to  Mosbacher.  In return, TPS gains expanded  domestic  and  international  presence and the opportunity for near-term  returns,  including  a  preferred  return to TPS before other benefits  are shared. An initial investment of approximately $10 million by TPS is anticipated, with the possibility of additional investments of

     $20-$25  million  in  two  projects  in Cambodia and India, both in late stages  of development. Mosbacher's domestic projects involve two plants already  under  construction. One plant, a 30-megawatt (MW) cogeneration facility in New Jersey, is scheduled to become operational in the fourth quarter  and  the  other,  a  230-MW  cogeneration  plant  in  Texas, is scheduled to begin operations in the first quarter of 1999.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

          TECO  Energy is exposed to changes in interest rates primarily as a result  of its borrowing activities. A hypothetical increase in interest rates  of  46 basis points (10 percent of TECO Energy's weighted average interest  rate  on  its variable rate debt) would not have a significant impact on TECO Energy's pretax earnings over the next fiscal year.

          During  1995,  TECO  Energy entered into a three-year interest rate exchange  agreement to moderate its exposure to short-term interest rate changes.  This  agreement,  which  expired  in June 1998, did not have a significant  impact  on  interest  expense for the period ended June 30,

     1998.

          A  hypothetical  decrease of 10 percent in interest rates would not have  a  significant impact on the estimated fair value of TECO Energy's long-term debt at June 30, 1998.

          From  time  to  time,  TECO  Energy  enters into futures, swaps and options contracts to moderate its exposure to interest rate changes. The

                                                                  FORM 10-Q

     benefits  of  these  arrangements  are at risk only in the event of non-

     performance  by the other party to the agreement, which the company does not  anticipate. TECO Energy does not use derivatives or other financial products for speculative purposes.



     Commodity Price Risk

          Currently,  at  Tampa  Electric  and  Peoples Gas System, commodity price  increases due to changes in market conditions for fuel, purchased power  and natural gas are recovered through cost recovery clauses, with no effect on earnings.

          TECO Coalbed Methane is exposed to commodity price risk through the sale  of natural gas. A 10-percent change in the market price of natural gas would not have a significant impact on TECO Energy's earnings.

          From  time  to  time,  TECO  Energy  enters into futures, swaps and options contracts to hedge the selling price for its physical production at  TECO  Coalbed  Methane,  to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business,

     and  to  limit  exposure  to fuel price increases at TECO Transport. The benefits  of  these financial arrangements are at risk only in the event of  non-performance  by  the  other  party  to the  agreement, which the company  does  not  anticipate.  TECO Energy does not use derivatives or other financial products for speculative purposes.

          TECO  Coal is exposed to commodity price risk through coal sales. A

     10-percent  change  in  the  market  price  of  coal  would  not  have a significant impact on TECO Energy's earnings.



                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

                                                                  FORM 10-Q

          (a)  Exhibits

          3    Bylaws  of  TECO  Energy, Inc., as amended effective May 1,
               1998.

          4.1 First Supplemental Indenture between Tampa Electric Company and The Bank of New York, dated as of July 15, 1998.

          10.1 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

          10.2 Form of Restricted Stock Agreement between TECO Energy, Inc. and G. F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan.

          27 Financial data schedule - six months ended June 30, 1998. (EDGAR filing only)

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ending June 30, 1998.

          The registrant filed a Current Report on Form 8-K dated July 20, 1998 reporting under "Item 5. Other Events" Tampa Electric Company's plan to comply with Phase II sulfur dioxide emission standards under the Clean Air Act Amendments.

                                                                  FORM 10-Q

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






Date: Aug. 13, 1998                  By: /s/G. L. Gillette
                                            G. L. Gillette
                                 Vice President - Finance and Chief
                                          Financial Officer
                                    (Principal Financial Officer)

                                                                  FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                           Page No.

    3         Bylaws of TECO Energy, Inc., as amended            30
              effective May 1, 1998.

    4.1       First Supplemental Indenture between Tampa         39
              Electric Company and The Bank of New York, dated as of July 15, 1998.

   10.1       Form of Restricted Stock Agreement between        110
              TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996 Equity Incentive
              Plan.

   10.2       Form of Restricted Stock Agreement between        114
              TECO  Energy, Inc. and G. F. Anderson under the
              TECO Energy, Inc. 1996 Equity Incentive Plan.

   27         Financial data schedule - six months ended
              June 30, 1998. (EDGAR filing only)