Form 10-Q
period 1998-09-30
TECO ENERGY INC
filed 1998-11-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998

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

                           Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1998):

                 Common Stock, $1 Par Value     131,910,308

                                                               FORM 10-Q

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          In  the  opinion  of  management, the unaudited consolidated financial  statements  include  all adjustments necessary to present  fairly  the  results  for the three-month and nine-

          month  periods  ended  Sept.  30, 1998 and 1997. The current year  financial  statements  include the results of Griffis,

          Inc.  and  its  affiliate,  U.  S.  Propane, Inc., a Florida

          p r o pane  business  acquired  in  a  January  1998  merger transaction  accounted  for  as  a pooling of interests. The

          1997  financial statements have not been restated to reflect this  merger  due  to  its  relatively small size. Reference should be made to the explanatory notes affecting the income and  balance sheet accounts contained in TECO Energy, Inc.'s

          Annual  Report on Form 10-K for the year ended Dec. 31, 1997 and to the notes on pages 7 through 14 of this report.

                                                               FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                             Sept. 30,          Dec. 31,
                                                1998              1997
                                     Assets
Current assets
  Cash and cash equivalents                   $   21.5          $   10.6
  Receivables, less allowance
    for uncollectibles                           244.4             222.7
  Note receivable                                 19.5               --
  Inventories, at average cost
    Fuel                                          75.7              80.8
    Materials and supplies                        64.7              63.1
  Prepayments                                     15.6              12.9
                                                 441.4             390.1
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,945.0           3,880.6
    Gas                                          505.0             471.1
  Construction work in progress                   68.2              57.0
  Other property                                 981.0             950.8
                                               5,499.2           5,359.5
  Accumulated depreciation                    (2,250.6)         (2,123.0)
                                               3,248.6           3,236.5
Other assets
  Other investments                               73.9              82.5
  Deferred income taxes                           96.0              88.1
  Deferred charges and other assets              260.5             163.2
                                                 430.4             333.8
                                              $4,120.4          $3,960.4

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   14.6          $   12.7
  Notes payable                                  263.1             447.5
  Accounts payable                               143.8             158.7
  Customer deposits                               78.2              77.9
  Interest accrued                                32.8              21.8
  Taxes accrued                                   58.0              14.0
                                                 590.5             732.6
Deferred income taxes                            488.5             470.9
Investment tax credits                            48.0              51.7
Regulatory liability-tax related                  34.1              35.1
Other deferred credits                           137.9             145.2
Long-term debt, less amount due
  within one year                              1,303.6           1,080.2
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 131,784,237 in 1998 and
    130,922,039 in 1997                        1,581.5           1,512.2
  Unearned compensation                          (63.7)            (67.5)
                                              $4,120.4          $3,960.4

The accompanying notes are an integral part of the consolidated financial statements.

                                                               FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the three months ended Sept. 30,             1998              1997

Revenues                                        $525.6            $494.7

Expenses
  Operation                                      271.7             247.5
  Maintenance                                     29.3              30.1
  Depreciation                                    58.2              56.5
  Taxes, other than income                        38.2              35.0
                                                 397.4             369.1

Income from operations                           128.2             125.6

Other income (expense)
  Other income (expense), net                       .4               (.5)

Income before interest and income taxes          128.6             125.1

Interest expense                                  25.8              26.4

Income before provision for income taxes         102.8              98.7
Provision for income taxes                        32.0              31.2

Net income from continuing operations             70.8              67.5
Net (loss) from discontinued operations, net
  of income tax benefit of $3.5 million
  for 1997                                          --              (6.5)
Net gain (loss) on disposal of discontinued
  operations, net of income tax benefit of
  $.9 million for 1997                              --              (1.7)
Net income                                      $ 70.8            $ 59.3

Average common shares outstanding                131.8             130.8

Earnings per average common share outstanding:
Basic and diluted-
  From continuing operations                    $ 0.54            $  .51
  Net income                                    $ 0.54            $  .45


Dividend rate per common share outstanding      $ 0.31            $0.295

The accompanying notes are an integral part of the consolidated financial statements.

                                                               FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the nine months ended Sept. 30,              1998              1997

Revenues                                      $1,484.0          $1,405.8

Expenses
  Operation                                      774.9             718.6
  Maintenance                                     89.3              83.3
  Non-recurring charges                           25.9                --
  Depreciation                                   172.4             168.4
  Taxes, other than income                       113.1             108.5
                                               1,175.6           1,078.8

Income from operations                           308.4             327.0

Other income (expense)
  Other income (expense), net                     (3.0)              1.8
  Preferred dividend requirements of
    Tampa Electric                                  --               (.5)
                                                  (3.0)              1.3

Income before interest and income taxes          305.4             328.3

Interest expense                                  77.7              79.9

Income before provision for income taxes         227.7             248.4
Provision for income taxes                        68.2              79.6

Net income from continuing operations            159.5             168.8
Net (loss) from discontinued operations, net
  of income tax benefit of $3.5 million
  for 1997                                          --              (6.5)
Net gain (loss) on disposal of discontinued
  operations, net of income tax expense
  of $12.9 million for 1998 and net of
  income tax benefit of $.9 million for 1997      22.2              (1.7)

Net income                                    $  181.7          $  160.6

Average common shares outstanding                131.7             130.7

Earnings per average common share outstanding:
Basic and diluted-
  From continuing operations                  $   1.21          $   1.29
  Net income                                  $   1.38          $   1.23

Dividend rate per common share outstanding    $  0.915          $   0.87


The accompanying notes are an integral part of the consolidated financial statements.

                                                               FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

For the nine months ended Sept. 30,              1998              1997

Cash flows from operating activities
Net income                                     $ 181.7           $ 160.6
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                 172.4             168.4
    Deferred income taxes                          7.1             (17.3)
    Investment tax credits, net                   (3.7)             (3.8)
  Allowance for funds used
      during construction                          (.2)              (.1)
    Amortization of unearned compensation          5.4               4.5
    Gain on disposal of discontinued
      operations, pretax                         (37.5)               --
    Deferred revenue                             (31.7)            (27.7)
    Deferred recovery clause                      13.4               2.2
    Refund to customers                             --             (19.4)
    Non-recurring charges                         25.9                --
    Receivables, less allowance
      for uncollectibles                         (21.7)             11.5
    Inventories                                    3.4             (19.3)
    Taxes accrued                                 44.0              33.3
    Interest accrued                              10.9              10.7
    Accounts payable                             (16.6)            (13.6)
    Other                                         14.7               8.7
                                                 367.5             298.7
Cash flows from investing activities
  Capital expenditures                          (174.7)           (148.1)
  Allowance for funds used
    during construction                             .2                .1
  Net proceeds from sale of assets                39.2                --
  Investment in unconsolidated affiliates       (111.5)             (3.5)
  Other non-current investments                    3.7               5.6
                                                (243.1)           (145.9)
Cash flows from financing activities
  Common stock                                     3.5               3.8
  Proceeds from long-term debt                   201.2              29.3
  Repayment of long-term debt                    (13.3)            (73.6)
  Net borrowings under credit lines               60.0             (49.8)
  Net increase (decrease) in short-term debt    (244.4)             88.6
  Redemption of preferred stock,
    including premium                               --             (20.4)
  Dividends                                     (120.5)           (108.7)
                                                (113.5)           (130.8)
Net increase in cash and cash equivalents         10.9              22.0
Cash and cash equivalents
  at beginning of period                          10.6              15.9
Cash and cash equivalents at end of period     $  21.5           $  37.9


The accompanying notes are an integral part of the consolidated financial statements.

                                                               FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        Certain prior year amounts have been reclassified to conform with the current year presentation.



B.        In  January  1998,  the  company  acquired an unregulated Florida propane  business,  Griffis,  Inc.  and  its affiliate, U. S. Propane,

     Inc., in a merger transaction accounted for as a pooling of interests.

     The  1997  statements have not been restated to reflect the operations and financial position of this acquired business due to its relatively small size.



C.        As  reported  in the company's Annual Report on Form 10-K for the year  ended  Dec.  31,  1997, the company in August 1997 announced its plan  to  discontinue  operations  of  its  conventional  oil  and gas subsidiary, TECO Oil & Gas, Inc.

          In  March  1998,  TECO  Oil  &  Gas sold its offshore assets to a subsidiary  of American Resources of Delaware (ARD) for $57.7 million,

     consisting  of  $39.2  million  in  cash  and a subordinated note (the

     "Note")  in  the  principal  amount  of  $18.5  million.  TECO  Energy recognized  an after-tax gain on this transaction of $23.7 million, or

     18  cents  per  share,  in  the  first quarter of 1998. An estimate of activities at TECO Oil & Gas after the Aug. 31, 1997 measurement date,

     including  the gain on the sale of its offshore assets, is reported as a  gain  on  the  disposal  of discontinued operations for the periods ended  Sept. 30, 1998.  TECO Oil & Gas continues to pursue the sale of its onshore assets.

                                                               FORM 10-Q

          A summary of the net assets of TECO Oil & Gas is as follows:

     (millions)                             Sept. 30,     Dec. 31,
                                              1998          1997
      Note receivable from sale,
          including accrued interest           $19.5       $   --
      Other current assets                        .3          1.5
      Net property, plant and equipment          4.1         19.5
      Other assets                               3.8          4.1
      Total liabilities                           --         (3.3)
       Net assets                              $27.7       $ 21.8


          Total  revenues  from  discontinued operations for the three- and nine-month  periods  ended  Sept. 30, 1997 were $1.9 million and $10.8 million,  respectively.  There  were  no  revenues  from  discontinued

     operations for the same periods ended Sept. 30, 1998.

          As  an  inducement  to  TECO  Oil  &  Gas to accept the Note, ARD entered into a warrant agreement with TECO Oil & Gas granting TECO Oil

     &  Gas  a  common stock purchase warrant (the  Warrant ).  Because the

     Note  was  not  paid in full on or before Oct. 1, 1998, TECO Oil & Gas has  the  right  under  the  Warrant to purchase 600,000 shares of ARD

     Common Stock at a price per share of $2.67 and to purchase, at a price per  share  of  $0.0001,  shares  of ARD Common Stock equal to (i) ten percent  of  the shares of ARD Common Stock outstanding on the date of exercise,  (ii) an additional five percent of the shares of ARD Common

     Stock  outstanding on the date of exercise, if the Note is not paid by

     Jan. 1, 1999 and (iii) an additional five percent of the shares of ARD

     Common  Stock  outstanding on the date of exercise, if the Note is not paid by April 1, 1999.  The Warrant expires on July 1, 1999. As of the date  of  this  filing,  TECO  Oil  & Gas has not exercised any of its rights under the Warrant.

          Because  of  its  default on the Note, ARD is obligated under the

     Warrant  Agreement  to  increase the number of members of its board of directors  by  two,  and  TECO  Oil  &  Gas has the right to designate

                                                               FORM 10-Q

      individuals  to fill such positions.  Under the Warrant Agreement, ARD has  also  agreed,  while the Note remains unpaid, to take all actions within  its  control to maintain such individuals as directors of ARD.

     As  of  the  date of this filing, TECO Oil & Gas has not exercised its right  to designate two directors of ARD, but reserves its right to do

     so.

          TECO  Energy  continues  to monitor this situation and expects to collect the outstanding note in full.



D.        TECO Energy and its subsidiaries have made certain commitments in connection  with  their  continuing  capital  expenditure  program and estimate  that  capital  expenditures for continuing operations during

     1998,  excluding  TECO  Power  Services  Corporation's  investments in unconsolidated affiliates discussed on page 10, will be as follows:



                                          millions
          Tampa Electric Company
            Electric division                 $163
            Peoples Gas System                  55
          TECO Transport Corporation            49
          TECO Coal Corporation                  9
          Peoples Gas Company                    5
                                              $281


          In  July  1998,  the  electric division of Tampa Electric Company

     (Tampa  Electric) announced that it had determined that the most cost-

     effective  method of compliance with the U.S. Environmental Protection

     Agency's  (EPA) Clean Air Act Amendments Phase II sulfur dioxide (SO )
                                                                         2
     reduction  requirements is to install a flue gas desulfurization (FGD)

     system at Big Bend Station Units One and Two, comparable to the system operated  for  Big  Bend Units Three and Four. The project's estimated cost  is  $88  million. Conceptual and preliminary site engineering is underway,  and  the project is scheduled to be completed by the middle

                                                               FORM 10-Q

      of  2000.  Carrying charges and other costs associated with the system are  planned  to  be recovered through the Environmental Cost Recovery

     Clause.  Tampa  Electric's 1998 estimated capital expenditures include

     $16.0 million related to this FGD system.

          The  above  estimated  capital  expenditures  do not include TECO

     Power  Services'  1998  investments made in unconsolidated affiliates.

     TECO Power Services announced its participation in certain independent power  business  expansion  opportunities  during the third quarter of

     1998; these opportunities are discussed on pages 25 and 26. TECO Power

     Services  had  invested  $111 million in unconsolidated affiliates for the  nine-month  period  ended  Sept.  30, 1998 and estimates that its

     i n v e stment  in  unconsolidated  affiliates  for  1998  will  total approximately $130 million.



E.        Tampa Electric recognized revenues that had been deferred in 1995 and  1996  pursuant  to  regulatory agreements approved by the Florida

     Public  Service  Commission  (FPSC).    For  the three- and nine-month

     periods  ended  Sept.  30,  1998,  $11.8  million  and  $31.7 million,

     respectively,  of  these revenues were recognized. Previously deferred revenues  of  $10.6  million and $27.7 million were recognized for the three- and nine-month periods ended Sept. 30, 1997, respectively.

          E f fective  Oct.  1,  1997,  Tampa  Electric's  customers  began receiving  a $25-million temporary base rate reduction over a 15-month period pursuant to the same agreements.



F.   Earnings Per Share:

          In  1997,  the Financial Accounting Standards Board (FASB) issued

     Financial  Accounting  Standard  (FAS)  128, Earnings per Share, which requires  disclosure  of  basic  and  diluted earnings per share and a

                                                               FORM 10-Q

      reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share.

          The  reconciliation  of  TECO Energy's basic and diluted earnings per share is shown below:

     Three Months Ended Sept. 30,                     1998    1997
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations           $70.8    $67.5
     Net income                                      $70.8    $59.3

     Denominator
     Average number of shares outstanding-basic      131.8    130.8
     Plus:   incremental shares for assumed
             conversions: Stock options at end
             of period                                 3.1      2.7
     Less:   Treasury shares which could
             be purchased                             (2.7)    (2.2)
     Average number of shares outstanding-diluted    132.2    131.3

     Earnings per share from continuing operations
     Basic and diluted                               $ .54    $ .51

     Earnings per share
     Basic and diluted                               $ .54    $ .45



     Nine Months Ended Sept. 30,                      1998     1997
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations          $159.5   $168.8
     Net income                                     $181.7   $160.6

     Denominator
     Average number of shares outstanding-basic      131.7    130.7
     Plus:   incremental shares for assumed
             conversions: Stock options at end
             of period                                 3.2      2.7
     Less:   Treasury shares which could
             be purchased                             (2.7)    (2.3)
     Average number of shares outstanding-diluted    132.2    131.1

     Earnings per share from continuing operations
     Basic and diluted                               $1.21    $1.29

     Earnings per share
     Basic and diluted                               $1.38    $1.23

                                                               FORM 10-Q

G.        In 1997, the FASB issued FAS 130, Reporting Comprehensive Income,

     effective  for  fiscal  periods beginning after Dec. 15, 1997. The new standard requires that comprehensive income, which includes net income as  well  as  certain  changes  in  assets and liabilities recorded in common equity, be reported in the financial statements. For the three-

     and  nine-month  periods  ended Sept. 30, 1998 and 1997, there were no components of comprehensive income other than net income.



H.        In  the  first  quarter  of 1998, the company recognized one-time charges  at TECO Coal, TeCom and Tampa Electric Company totaling $16.5 million, after tax.

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

          As  discussed  in  TECO Energy's 1997 Annual Report on Form 10-K,

     the  FPSC in September 1997 ruled that under the regulatory agreements effective  through  1999  the  costs  associated  with  two  long-term wholesale  power  sales  contracts should be assigned to the wholesale jurisdiction  and  that  for  retail  rate  making  purposes the costs transferred  from  retail  to  wholesale  should reflect average costs rather than the lower incremental costs on which the two contracts are based.  As  a result of this decision and the related reduction of the retail  rate  base  upon  which  Tampa  Electric  is allowed to earn a

                                                               FORM 10-Q

      return, these contracts became uneconomic. One contract was terminated in  1997.  As  to  the  other  contract,  which expires in 2001, Tampa

     Electric  has  entered  into  firm power purchase contracts with third parties  to  provide  replacement  power through 1999 and is no longer

     s e p a rating  the  associated  generation  assets  from  the  retail jurisdiction.  The  cost  of  purchased  power  under  these contracts

     e x c eeds  the  revenues  expected  through  1999.  To  reflect  this difference, Tampa Electric recorded a $5.9-million after-tax charge in the first quarter of 1998.



I.        In  the  second  quarter  of 1998, Tampa Electric Company filed a registration  statement  on  Form  S-3  for the issuance of up to $200 million of medium-term notes. On July 31, 1998, the company issued $50 million  of  Remarketed Notes (the Tampa Electric Notes) due 2038. The

     Tampa Electric Notes are subject to mandatory tender on July 15, 2001,

     at which time they will be remarketed or redeemed. The coupon rate for

     the  initial  term  is  5.94%.   If the remarketing agent appointed by

     Tampa  Electric  Company  in  connection  with  the issue of the Tampa

     Electric  Notes  exercises  its  right  to purchase the Tampa Electric

     Notes on July 15, 2001, for the following ten years the Tampa Electric

     Notes  will  bear  interest  at an annual rate of 5.41% plus a premium based  on  Tampa  Electric  Company s then current credit spread above

     United  States  Treasury  Notes with ten years to maturity. Otherwise,

     the  Tampa  Electric  Notes  may be remarketed for periods selected by

     Tampa  Electric Company at fixed or floating market rates of interest.

     Net  proceeds  to  Tampa  Electric  Company  were 102.1 percent of the principal amount and included a premium paid to Tampa Electric Company by  the remarketing agent for the right to purchase the Tampa Electric

     Notes  in  2001.  Proceeds  from the Tampa Electric Note issuance were

                                                               FORM 10-Q

      used to repay short-term debt.



J.        In  August  1998,  TECO  Energy filed a registration statement on

     Form  S-3  for the issuance from time to time of up to $200 million of medium-term  notes. On Sept. 11, 1998, TECO Energy issued $150 million of  Remarketed  Notes  (the  TECO  Notes) due 2038. The TECO Notes are

     subject to mandatory tender on Sept. 15, 2001, at which time they will be  remarketed  or  redeemed.  The coupon rate for the initial term is

     5.54%. If the remarketing agent appointed by TECO Energy in connection with  the  issue of the TECO Notes exercises its right to purchase the

     TECO  Notes  on  Sept.  15, 2001, for the following ten years the TECO

     Notes  will  bear  interest  at an annual rate of 5.41% plus a premium based  on TECO Energy's then current credit spread above United States

     Treasury  Notes  with ten years to maturity. Otherwise, the TECO Notes may  be  remarketed  for  interest  periods selected by TECO Energy at fixed  or  floating  market  rates  of  interest. Net proceeds to TECO

     Energy  were  102.0  percent  of  the  principal amount and included a premium  paid to TECO Energy by the remarketing agent for the right to purchase  the TECO Notes in 2001. Proceeds from the Note issuance were used to repay short-term debt and for general corporate purposes.

                                                               FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

          This  Quarterly  Report  on  Form  10-Q  contains forward-looking

     statements   which  are  subject  to  the  inherent  uncertainties  in

     predicting  future results and conditions.  Certain factors that could cause  actual  results  to  differ  materially from those projected in

     these   forward-looking  statements  include  the  following:  general economic  conditions,  particularly  those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas  industries,  particularly  in  the  area  of  retail competition;

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



     Results of Operations

     Three months ended Sept. 30, 1998:

          Net  income  for  the  quarter  ended  Sept.  30,  1998 was $70.8 million,  or $.54 per share, up 19 percent from $59.3 million, or $.45 cents  per share, for the three-month period ended Sept. 30, 1997. Net income  for the third quarter of 1997 included a $8.2-million, or $.06 per  share,  after-tax  loss from discontinued operations discussed in

     Note C on pages 7 through 9.

                                                               FORM 10-Q

          Consolidated  operating  income  from  continuing  operations was

     $128.2  million,  up  two  percent  from  $125.6  million in the third quarter  of 1997 primarily due to improved results at TECO Coal, which more than offset lower operating income at Peoples Gas System.

          The  following  table  identifies the unconsolidated revenues and

     o p e rating  income  from  continuing  operations  of  TECO  Energy's significant operating groups.



     Contributions by operating group (unconsolidated)

                                   Revenues        Operating income*
     (millions)                  1998     1997       1998     1997
     Tampa Electric Company
       Electric division (1)    $353.7   $342.3     $ 94.6   $ 94.0
       Peoples Gas System         49.6     49.7        3.2      4.6
                                $403.3   $392.0     $ 97.8   $ 98.6
     Diversified companies      $182.0   $156.7     $ 31.7   $ 28.5


     (1) The electric division recognized revenues previously deferred of $11.8 million in 1998 and $10.6 million in 1997. See Note E on page 10.

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


     Tampa Electric Company's Operating Results

          Tampa  Electric Company's third quarter operating income of $97.8 million was down slightly from that of the same period in 1997, as the growth  in  retail  electric  energy sales was offset by restructuring costs at the Peoples Gas System division.

                                                               FORM 10-Q

     Electric division

          Operating  income  for  the  electric division was up slightly as higher revenues offset increased expenses.

          Operating revenues for the quarter were three percent higher than in 1997 due to seven percent higher retail energy sales, the result of warmer  weather  and  retail  customer  growth  of  2.5 percent. These results were partially offset by the impact of the temporary base rate reduction  discussed in Note E on page 10. During the third quarter of

     1998,  the  electric  division  recognized  $11.8  million of revenues previously  deferred  in  accordance  with  FPSC-approved  agreements,

     compared to $10.6 million of deferred revenues recognized in the third quarter of 1997.

          Non-fuel  operating  expenses  for the third quarter of 1998 were seven  percent  higher  than  in  1997 due to increased operations and maintenance expenses, increased depreciation expense from higher plant balances and higher revenue-related taxes.



     Peoples Gas System

          At  Peoples  Gas  System,  operating income was $1.4 million less than  in  1997's  third  quarter,  reflecting  $1.2  million of pretax

     r e structuring  costs  primarily  associated  with  the  decision  to discontinue  the  appliance  sales  and  service business. Peoples Gas

     System  expects  to  recoup most of these costs by the end of the year and to realize significant cost savings going forward.

          Total  revenues  for  the  quarter  were  essentially  flat, with residential  and  commercial  natural  gas  sales (therms) six percent higher than in last year's period due to customer growth and increased usage offset by lower gas prices.

                                                               FORM 10-Q

     Diversified Companies-Operating Results

          Unconsolidated  third quarter operating income from TECO Energy's continuing  diversified  companies  was up 11 percent to $31.7 million

     from   $28.5  million  in  1997's  third  quarter,  reflecting  higher operating income from TECO Coal.

          At  TECO  Coal,  revenues  were 25-percent higher due to improved demand  in  both  the  metallurgical  and steam coal markets, although prices  remained  soft.  TECO Coal also achieved lower unit production costs.

          At  TECO  Transport,  river  volumes  were up over last year as a result  of  increased  north-bound  freight  and the addition of river equipment  earlier  in the year. Weather delays due to an active storm season  and  a  continued  weak export market, negatively impacted the

     Gulf and terminal operations and more than offset the increases in the river business.

          At TECO Coalbed Methane, operating income was three percent lower than  in  1997's  comparable period, as production declines, which are typical of coal seam gas wells, were largely offset by lower operating expenses.

          Peoples  Gas  Company,  the  unregulated  propane  business,  had operating results near the prior year's quarter, as the higher propane gas  volumes,  attributable to the acquisition of the propane business described  in  Note  B  on  page  7,  were  offset by higher operating expenses.

          Operating  income  at  TECO Power Services was $1.0 million lower than  in 1997, due to the write off of costs primarily associated with development activities for a discontinued project.

          At TeCom, because of a high level of product enhancement activity in 1998, more product development costs were capitalized. In the third

                                                               FORM 10-Q

      quarter  of  1998,  TeCom  capitalized  a  net  $1.8 million of pretax development  costs  compared  with $1.5 million during the same period last  year.  Beginning  in  the  third quarter, TeCom began amortizing certain  previously  capitalized  product development costs related to its  commercial  product  offering which became generally available to the market in September.



     Nine months ended Sept. 30, 1998:

          Net  income  for  the  nine-month period ended Sept. 30, 1998 was

     $181.7  million, up 13 percent from $160.6 million for the same period last year. Net income for the first nine months of 1998 included a net gain  of $22.2 million on the sale of TECO Oil & Gas's offshore assets described  in  Note  C  on pages 7 through 9, partially offset by non-

     recurring,  after-tax charges of $16.8 million. As discussed in Note H on  pages 12 and 13, these one-time, after-tax charges included write-

     offs of $8.9 million at TECO Coal; $1.7 million at TeCom Inc. and $5.9 million  at  Tampa  Electric. The 1997 results included a $3.4-million net  after-tax  charge  for  the Peoples Gas companies' merger-related transactions.  Earnings  per  share  for  the current-year period were

     $1.38 compared to $1.23 in 1997.

          Net  income  from  continuing  operations  for  1998's first nine months,  after  the  one-time  charges  discussed  above,  were $159.5 million  or  $1.21  per share, compared to $168.8 million or $1.29 per share  in  1997,  after  last  year's  merger  costs.  Net income from continuing  operations,  excluding  the  one-time  charges, was $176.3 million  or  $1.34  per share in 1998, compared with $172.2 million or

     $1.32 per share in 1997, before last year's merger costs.

                                                               FORM 10-Q

          Consolidated  operating  income  from  continuing  operations  of

     $308.4  million  was  down  from $327.0 million for the same period in

     1997,  as  increases  at  Tampa  Electric  and the unregulated propane business  were  more  than  offset  by  the one-time charges discussed above,  and  lower  operating  results at TECO Power Services and TECO

     Coalbed Methane.

          The  following  table  identifies the unconsolidated revenues and

     o p e rating  income  from  continuing  operations  of  TECO  Energy's significant operating groups.

     Contributions by operating group (unconsolidated)

                                    Revenues          Operating income*
     (millions)                  1998       1997       1998     1997
     Tampa Electric Company
       Electric division(1)(2) $  948.0   $  915.1     $231.0   $224.4
       Peoples Gas System         188.2      183.6       23.3     25.6
                               $1,136.2   $1,098.7     $254.3   $250.0
     Diversified companies(2)  $  504.8   $  461.9     $ 85.3   $ 83.1


     (1) The electric division recognized revenues previously deferred of $31.7 million in 1998 and $27.7 million in 1997. See Note E on page 10.
     (2) Operating income for 1998 excludes the non-recurring charges discussed previously in Note H and on pages 12 and 13.

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


     Tampa Electric Company's Operating Results

          Tampa  Electric  Company's  nine-month operating income of $254.3 million  was  two  percent  higher  than in 1997, primarily because of higher  energy  sales  at  the  electric division due to unusually hot summer  weather  which were partially offset by restructuring costs at

     Peoples Gas System.

                                                               FORM 10-Q

     Electric division

          Operating  revenues  for  the  current year period increased four percent  from  1997.  Retail  sales  volumes  were  up  five  percent,

     primarily due to warmer summer weather and customer growth of over two percent.

          Non-fuel  operating expenses for the nine-month period, excluding the  $5.9-million after-tax charge discussed in Note H on pages 12 and

     13, were three percent higher than in 1997 due to increased generating unit  maintenance  and  increased  depreciation expense resulting from higher plant balances.

            During  the  first nine months of 1998, Tampa Electric recorded

     $1.1  million  of after-tax charges relating to its 1996 earnings as a

     result   of  an  FPSC  audit  of  that  year  which  involved  several adjustments, including the establishment for regulatory purposes of an equity ratio cap of 58.7 percent for 1996 compared to the actual ratio for  the  year  of  59.5  percent.  Because  of  the  return on equity thresholds  in  Tampa  Electric  s  regulatory agreements covering the

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



     Peoples Gas System

          At  Peoples Gas System, operating income was lower than in 1997's nine-month  period  primarily  due  to  restructuring costs, which are expected to be largely recouped by the end of the year. Total revenues were  up  three percent from 1997 reflecting an eight-percent increase

                                                               FORM 10-Q

      in  residential  and  commercial  natural  gas  sales  (therms) due to customer  growth  and  increased  usage which were partially offset by lower  gas  prices.  Higher  expenses including $3.5 million of pretax

     restructuring   costs  primarily  associated  with  discontinuing  the

     appliance  sales  and service business led to a reduction in operating income.



     Diversified Companies-Operating Results

          Unconsolidated  nine-month  operating  income  from TECO Energy's continuing  diversified  businesses, excluding the one-time charges at

     TECO  Coal and TeCom discussed in Note H on pages 12 and 13, was three percent higher than in 1997's comparable period. Revenue growth in the non-regulated  propane  business,  as  well as the continued growth in third-party  volumes  at TECO Coal, were partially offset by the write off  of  development  costs  primarily  associated with a discontinued

     project  at  TECO Power Services, and lower average gas prices and the normal, gradual production decline at TECO Coalbed Methane.

          Peoples  Gas  Company,  the  unregulated  propane  business,  had operating  results  $2  million  above  the prior year's period due to

     higher   propane  gas  volumes  sold  to  residential  and  commercial customers  and  improved  pricing.  The  volume increase was primarily attributable  to  the  additional Florida propane business acquired in

     January 1998.

          Operating  results  for  TECO Coal, excluding the one-time charge discussed  on page 19, were nine percent above the prior-year period's results,  due  to  improved demand in both the metallurgical and steam coal markets which more than offset the planned reduction in tons sold to  Tampa  Electric.  TECO  Coal  also  achieved lower unit production costs.

                                                               FORM 10-Q

          Operating  income  at  TECO  Power Services was lower than in the prior  year period due to the write off of development costs primarily related to a discontinued project.

          At  TECO  Transport,  operating  income was even with last year's nine-month  period  as  increased  river  volumes, the result of barge additions earlier in the year and increased northbound movements, were offset  by  the  effects  of unfavorable weather conditions and a weak export market.

          A t   TECO  Coalbed  Methane,  the  gradual,  normal  decline  in production  levels  and  lower  average  natural  gas  prices  for the current-year  period  resulted in lower operating income. Although gas prices  were  significantly  lower in the current-year's period, price hedges executed during the second and third quarters mitigated much of the impact of the lower prices on operating income.

          At  TeCom,  product  enhancement  activity  continued in 1998 and product development costs were capitalized.  For the first nine months of  1998,  TeCom  capitalized $5.8 million, net, of pretax development costs  compared  with  $4.5  million during the same period last year.

     Beginning in the third quarter of 1998, TeCom began amortizing certain previously  capitalized  product  development  costs  related  to  its commercial  product  offering  which became generally available to the market in September.

          In  the first quarter of 1998, TeCom recorded an after-tax charge of  $1.7  million  to  write-off  certain development costs related to residential system features developed early in the product life and no longer in the current system design.

          The  effective  income  tax  rate  on  net income from continuing operations  for  the  nine-month  period ended Sept. 30, 1998 was 30.0 percent  compared  to  32.0  percent  last  year.  This  decrease  was

                                                               FORM 10-Q

      primarily  due  to  the  impact in 1997 of non-deductible merger costs related to the Lykes Energy merger.

          In  March  1998,  TECO  Oil  &  Gas sold its offshore assets to a subsidiary  of  American  Resources  of  Delaware  for  $57.7 million,

     consisting  of  $39.2  million  in cash and a subordinated note in the principal amount of $18.5 million. TECO Energy recognized an after-tax gain  on  this  transaction of $23.7 million in the first quarter. The gain  on  the  sale  of the offshore assets and an estimate of onshore activities  at  TECO  Oil  &  Gas  were  reported as a net gain on the disposal  of  discontinued  operations  for the period ended Sept. 30,

     1998. (See Note C on pages 7 through 9)



     Liquidity, Capital Resources and Changes in Financial Condition

          Cash proceeds from TECO Oil & Gas  sale of its offshore assets in

     March  1998  were  used  to  reduce  notes  payable. The $18.5-million subordinated  note  received  as part of the sale, along with interest accrued  on this note, was reflected on the balance sheet at Sept. 30,

     1998. See Note C on pages 7 through 9.

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

          As  discussed  in  Note  I  on  page  13, on July 31, 1998, Tampa

     Electric  Company  issued  $50  million of Remarketed Notes (the Tampa

     Electric  Notes)  due  2038.  The  Tampa Electric Notes are subject to mandatory  tender  on  July  15,  2001,  at  which  time  they will be remarketed or redeemed. The coupon rate for the initial term is 5.94%.

                                                               FORM 10-Q

      Proceeds  from  the  Tampa  Electric  Note issuance were used to repay short-term debt.

          As discussed in Note J on page 14, on Sept. 11, 1998, TECO Energy issued $150 million of Remarketed Notes (the TECO Notes) due 2038. The

     TECO Notes are subject to mandatory tender on Sept. 15, 2001, at which time  they  will  be  remarketed  or redeemed. The coupon rate for the initial  term is 5.54%. Proceeds from the TECO Note issuance were used to  repay  short-term  debt  at TECO Finance and for general corporate purposes.

          As  discussed  in  Note  D  on  pages  9  and  10, Tampa Electric announced  that  it has determined that the most cost-effective method of  compliance  with  the U.S. Environmental Protection Agency's (EPA)

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

     Clause, a matter which is the subject of a proceeding before the FPSC.

          The  United  States  Environmental  Protection  Agency  (EPA) has

     commenced  an  investigation  under  the  Clean  Air Act of coal-fired electric  power  generators to determine compliance with environmental

     p e r m itting  requirements  associated  with  repairs,  maintenance,

     modifications and operations changes (collectively "the changes") made to  the  facilities  over the years. The EPA's focus is on whether new source  performance  standards  should  be applied to the changes and,

     accordingly,  whether  the best available control technology should be used.  Tampa  Electric  has  been  visited  by  EPA  personnel and has

                                                               FORM 10-Q

      received  a  comprehensive request for information pursuant to Section

     114  of  EPA's Clean Air Act regulations. Tampa Electric is evaluating the  request  from  the  EPA and will furnish appropriate information.

     Tampa Electric believes that it has built, maintained and operated its

     facilities   in  compliance  with  relevant  environmental  permitting

     requirements.  The  timing  of  completion  and  the  outcome of EPA s investigation are uncertain at this time.

          As  discussed  in  Note  D  on page 10, TECO Power Services (TPS)

     announced  its  participation  in  certain  independent power business

     e x p ansion  opportunities  in  the  third  quarter  of  1998.  These opportunities are discussed in the following paragraphs.

          In  September 1998, a consortium that includes TPS, Iberdrola, an electric  utility in Spain, and Electricidade de Portugal, an electric utility in Portugal, completed the purchase of an 80-percent ownership interest in Guatemala's largest electric distribution utility, Empresa

     Electrica  de  Guatemala,  S.A.(EEGSA) for $520 million. TPS has a 30-

     percent  interest  in the consortium. The consortium has obtained debt financing for a portion of the purchase price. TPS has invested equity of $100 million in the consortium.

          In August 1998, TPS and Mosbacher Power Partners, Ltd. (Mosbacher

     Power),  an independent power company headquartered in Houston, agreed to  jointly  develop,  own  and  operate  domestic  and  international independent  power  projects.  Under this arrangement, TPS will, among other  things,  provide  capital and technical expertise to Mosbacher.

     TPS  expects  to  benefit  from an expanded domestic and international presence  and  the  opportunity  for  near-term  returns,  including a preferred  return  to  TPS  before  sharing with Mosbacher Power. TPS'

     initial investment was approximately $10 million, with the possibility of  additional  investments  of  $20-$25  million  in  other  projects

                                                               FORM 10-Q

      including generating facilities in Cambodia and in India, both in late stages  of  development.  Mosbacher's  domestic  projects  involve two plants  already  under  construction.  One  plant,  a 30-megawatt (MW)

     c o g eneration  facility  in  New  Jersey,  is  scheduled  to  become operational in the fourth quarter and the other, a 230-MW cogeneration plant  in Texas, is scheduled to begin operations in the first quarter of  1999. Both facilities have power purchase agreements in place with initial terms of 15 and 25 years, respectively.

          In  October  1998,  TPS  announced  that,  in connection with the

     Mosbacher  Power  joint  venture  discussed  above, it had acquired an interest  in  a  repowered  independent  power  project  in  the Czech

     Republic  for approximately $17 million. The TPS/Mosbacher Power joint venture  entity,  Nations  Energy  Corp.,  NRG  Energy, El Paso Energy

     International  and  Stredoceske  Energeticke  Zavody  (STE),  a  Czech

     regional   distribution  company,  are  owners  of  the  project.  The facility,  after  planned expansion, will have a net total capacity of

     344 MWs and is scheduled to go in service during the fourth quarter of

     1999.



     Year 2000

     Background

          There  is a global awareness that many computer programs use only the last two digits to refer to a year and therefore may not correctly recognize  and process date information beyond the year 1999.  This is referred to as the  Year 2000  issue.

          The  Year 2000 issue exists in two primary areas of TECO Energy's operations:  the  critical  business  systems  (such  as the financial reporting,  procurement,  payroll and customer information and billing systems)  and the control systems (such as those used in the operation

                                                               FORM 10-Q

      o f    generation,  transmission  and  distribution  and  coal  mining facilities).

          The Corporation began work on Year 2000 readiness in August 1995.

     The  project  is  segmented  into  the  following  phases:  awareness,

     inventory,  assessment, renovation, testing and  contingency planning.

     The  project addresses readiness at Tampa Electric, Peoples Gas System and the diversified companies.



     Readiness

          The  Corporation  has  completed  its assessment of all hardware,

     software  and embedded systems and is currently engaged in renovation,

     testing and contingency planning.  Set forth below is a description by functional areas of the Corporation s readiness.



     Critical Business Systems

          The  Corporation's  critical business systems are scheduled to be renovated  and  functionally  tested  by  the  end  of 1998, including

     mainframe   hardware  which  was  replaced  in  July  1998.  Mainframe integrated  system  testing has begun and is scheduled to be completed in  March 1999. Eighty percent of the renovations to the Corporation's critical  business systems have been made, which represents 60 percent of  the  work required to achieve Year 2000 readiness for this part of the project. To assist in assuring compliance, the renovation work and the integration testing are being handled by separate outside firms.



     Control Systems

          Tampa Electric s transmission and distribution systems, including energy  management  and  control,  are scheduled to be Year 2000 ready

     (renovated,  to  the extent necessary, and tested) by the end of 1998.

                                                               FORM 10-Q

      The  corporation believes that 95 percent of the embedded systems used to  control  equipment for this system are now Year 2000 ready. Sixty-

     five  percent  of the renovations to the transmission and distribution system  have  been  made,  which  represents  55  percent  of the work required to achieve Year 2000 readiness for this part of the project.

          Tampa  Electric  retained industry specialty firms to assist with identifying  areas  where  renovations  were  needed  in  the embedded systems  associated with generator unit controls and with making these renovations.  Sixty percent of these renovations have been made, which represents  an  estimated  40  percent of the work required to achieve

     Year  2000  readiness  for  this  part  of  the  project.  A number of successful  unit  tests  have  been  conducted  for  Tampa  Electric s generating  units,  and  all required plant control system renovations are scheduled to be complete by May 1999.

          Critical systems (those required for uninterrupted operations) in the  other  parts  of the Corporation are scheduled to be renovated by the  end  of  1998, with the exception of a portion of the Peoples Gas

     System  and  the  Hardee  Power  Station  control  systems,  which are scheduled  to be completed in the first half of 1999. Sixty percent of these  renovations  have  been  made, which represents an estimated 40 percent  of  the work required to achieve Year 2000 readiness for this part of the project.



     Coordination with Others

          The Corporation has surveyed its largest suppliers (approximately

     1,000)  with  respect  to  their  Year  2000  readiness, including all providers  of  technology supplies and services, and plans to complete its  customer survey process in the first quarter of 1999.  As part of its  Year  2000 project, the Corporation will be coordinating with its

                                                               FORM 10-Q

      suppliers and customers based on their responses to these surveys.

          At  the request of the U.S. Department of Energy (DOE), the North

     American  Electric  Reliability  Council  (NERC)  prepared a Year 2000 coordination  plan and preliminary status report in September of 1998,

     and  has  indicated  it  will  provide a full status report by July of

     1999.  NERC  is  conducting  monthly  readiness assessment surveys and coordinating  information  sharing and contingency planning activities among  the  member  firms.  The NERC activity addresses all aspects of the  interconnected  electric  grid.  The aggregated results are being reported  to  the  DOE and other regulatory bodies in the U.S., Canada and  Mexico.  The  Natural  Gas  Council,  through  the  American  Gas

     A s sociation,  is  coordinating  similar  processes  within  the  gas industry, reporting to the Federal Energy Regulatory Commission. Tampa

     Electric  and  Peoples  Gas  System  are  active participants in these industry groups.



     Costs

          The  total  cost of Year 2000 remediation is expected to be $8 to

     $10  million,  which  includes  contracted  resources,  purchases  and internal labor. An estimated breakdown of project costs is as follows:

     Tampa  Electric  -  $6 million, Peoples Gas System - $2.5 million, and the  diversified  companies - $.5 million. Approximately 40 percent of the  projected  costs  are  attributable  to testing expenses, and the remainder  consists  primarily  of  renovation  or  replacement costs.

     Through Sept. 30, 1998, approximately $3 million has been spent, which includes  approximately  $1  million total spent in 1996 and 1997. The

     Corporation  expects  to  spend a total of approximately $6 million in

     1998  and  $2  million  in  the  early  part  of  1999  for  Year 2000 remediation.

                                                               FORM 10-Q

     Risks

          The  Corporation  believes  the most reasonably likely worst case scenario  would  be  the  occurrence  of  isolated  outages of limited duration  for utility customers, similar to those occurring during the utilities' storm season.

          The  Corporation  has  assessed  its  risk  of this scenario, and believes  that  its contingency efforts (namely, the ability to bypass automated controls) would mitigate the effect of such a scenario.



     Contingency Plans

          The  Corporation  s contingency plan is scheduled to be completed by the middle of 1999.  The contingency plan will include a team to be established  later  in  1999  to  monitor all critical systems through significant date transitions and to promptly respond to any problems.



     Forward- Looking Statements

          The costs of the Corporation's Year 2000 efforts and the dates on which the Corporation believes it will complete such efforts are based upon  management's  best  estimates, which were derived using numerous

     a s s u mptions  regarding  future  events,  including  the  continued

     availability  of  certain resources, third-party remediation plans and

     other  factors.    There can be no assurance that these estimates will

     prove  to  be accurate and actual results could differ materially from

     those  currently  projected.    Specific factors that could cause such

     differences include, but are not limited to, the availability and cost of  personnel  trained  in  Year 2000 issues, the ability to identify,

     assess,  remediate  and  test all relevant computer codes and embedded technology and similar uncertainties.

                                                               FORM 10-Q

     Segment Reporting

          FAS  131, Disclosures about Segments of an Enterprise and Related

     Information,  effective for fiscal years beginning after Dec. 15, 1997

     establishes   standards  for  reporting  information  about  operating

     segments  in annual financial statements and interim financial reports issued  to  shareholders.  Generally, certain financial information is required  to  be  reported  on  the  basis that is used internally for evaluating  performance  of  and  allocation of resources to operating

     segments.    TECO  Energy  has  not  yet determined to what extent the

     standard will impact its reporting of operating segment information in its Annual Report on Form 10-K for the year ended Dec. 31, 1998.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

          TECO  Energy is exposed to changes in interest rates primarily as a  result  of  its  borrowing  activities.  A hypothetical increase in interest  rates  of  10  percent  of  TECO  Energy's  weighted average interest  rate  on its variable rate debt would not have a significant impact on TECO Energy's pretax earnings over the next fiscal year.

          During  1995, TECO Energy entered into a three-year interest rate exchange  agreement  to  moderate  its exposure to short-term interest rate changes. This agreement, which expired in June 1998, did not have a  significant  impact  on interest expense for the period ended Sept.

     30, 1998.

          A  hypothetical  10-percent  decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at Sept. 30, 1998.

          From  time  to  time,  TECO Energy enters into futures, swaps and option  contracts  to  moderate its exposure to interest rate changes.

                                                               FORM 10-Q

     The  benefits  of  these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does  not  anticipate.  TECO  Energy does not use derivatives or other financial products for speculative purposes.



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

          From  time  to time, TECO Energy and Tampa Electric Company enter into  futures,  swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to  gas  price increases at both the regulated natural gas utility and unregulated  propane  business,  and  to  limit exposure to fuel price

     i n creases  at  TECO  Transport.  The  benefits  of  these  financial arrangements  are  at risk only in the event of non-performance by the other  party to the  agreement, which the company does not anticipate.

     TECO Energy and Tampa Electric Company do not use derivatives or other financial products for speculative purposes.

          TECO  Coal is exposed to commodity price risk through coal sales.

     A  10-percent  change  in  the  market  price of coal would not have a significant impact on TECO Energy's earnings.

                                                               FORM 10-Q

                             PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives, as amended and restated as of July 15, 1998.

          10.2 Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

          10.3 Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity Incentive Plan.

          12   Ratio of earnings to fixed charges

          27 Financial data schedule - nine months ended Sept. 30, 1998. (EDGAR filing only)

          (b)  Reports on Form 8-K

          The registrant filed a Current Report on Form 8-K dated July 20, 1998 reporting under "Item 5. Other Events" Tampa Electric Company's plan to comply with Phase II sulfur dioxide emission standards under the Clean Air Act Amendments.

          The registrant filed a Current Report on Form 8-K dated Sept. 11, 1998 reporting under "Item 5. Other Events" that the registrant had entered into a Purchase Agreement with Morgan Stanley & Co. Incorporated and Citicorp Securities, Inc. for the sale to underwriters of $150 million principal amount of Remarketed Notes due 2038 (the Notes). The Notes are a portion of the $200 million principal amount of debt securities the registrant registered under the Securities Act of 1933, as amended, on a registration statement on Form S-3 in the third quarter of 1998.

          The registrant filed a Current Report on Form 8-K dated Oct. 21, 1998 reporting under "Item 5. Other Events" the renewal of the registrant's existing shareholder rights plan.

                                                               FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






Date: Nov. 13, 1998
                                     By: /s/G. L. Gillette
                                            G. L. Gillette
                                  Vice President - Finance and Chief
                                          Financial Officer
                                    (Principal Financial Officer)

                                                               FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                           Page No.

   10.1       Forms of Severance Agreements between                 37
              TECO Energy, Inc. and certain senior executives, as amended and restated as of July 15, 1998.

   10.2       Form of Amendment to Restricted Stock Agreements,     84
              dated  as of July 15, 1998, between TECO Energy,
              Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

   10.3       Form of Amendment to Nonstatutory Stock Option,       86
              dated  as  of  July  15,  1998,  under  the TECO
              Energy, Inc. 1996 Equity Incentive Plan.

   12         Ratio of earnings to fixed charges                    89

   27         Financial data schedule - nine months ended
              Sept. 30, 1998. (EDGAR filing only)                   --