Form 10-K
period 1998-12-31
TECO ENERGY INC
filed 1999-03-30
CIK 350563

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1998
                                   OR
        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period _____ to _____

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was $2,861,810,975.

The number of shares of the registrant's common stock outstanding as of February 28, 1999 was 131,956,702.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.


                                PART I
Item 1.   BUSINESS.

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

     TECO Energy's significant business segments are identified below:

     -- Tampa Electric Company, a Florida corporation and TECO Energy's largest subsidiary, provides retail electric service to more than 537,000 customers in West Central Florida with a net system generating capability of 3,615 megawatts (MWS) (Tampa Electric). The Peoples Gas System division (PGS) is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida. With 240,000 customers, PGS has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 1998 was 912 million therms.

     -- TECO Transport Corporation (TECO Transport), a Florida corporation, owns no operating assets but owns all of the common stock of four subsidiaries which transport, store and transfer coal and other dry bulk commodities.

     -- TECO Coal Corporation (TECO Coal), a Kentucky corporation, owns no operating assets but owns all of the common stock of five subsidiaries that own mineral rights, and own/or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee.

     -- TECO Power Services Corporation (TECO Power Services), a F l o rida corporation, has subsidiaries that have interests in i n dependent power projects in Florida and Guatemala, and has i n v e stments in unconsolidated affiliates that participate in independent power projects in other parts of the U.S. and the world.

     TECO Energy's other diversified businesses include the following corporations identified below:

     --   TECO  Coalbed  Methane,  Inc.  (TECO  Coalbed  Methane),  an
Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin.

     --   Peoples  Gas  Company  (PGC),  a  Florida corporation, sells liquefied petroleum gas, or propane, to almost 55,000 customers, primarily within peninsular Florida.

     --   TECO  Gas  Services,  Inc.  (TECO  Gas  Services), a Florida
corporation, markets natural gas to large commercial and industrial customers.

     --   TeCom  Inc. (TeCom), a Florida corporation, markets advanced energy management, automation and control systems.

     --   B o sek,  Gibson  and  Associates,  Inc.  (BGA),  a  Florida
corporation, provides engineering and energy services to customers primarily in Florida and California.

     For financial information regarding TECO Energy's significant business segments, see Note K, Segment Information on pages 77 and 78.

     TECO  Energy  and its subsidiaries had 5,470 employees as of Dec.
31, 1998.

TAMPA ELECTRIC--Electric Operations

     Tampa Electric Company was incorporated in Florida in 1899 and was reincorporated in 1949. Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas
Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. It has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida and two electric generating stations (one of which is on long-term standby) located near Sebring, a city located in Highlands County in South Central Florida.
     Tampa Electric had 2,833 employees as of Dec. 31, 1998, of which 1,089 were represented by the International Brotherhood of Electrical Workers (IBEW) and 334 by the Office and Professional Employees International Union.
     In 1998, approximately 46 percent of Tampa Electric's total operating revenue was derived from residential sales, 27 percent from commercial sales, 9 percent from industrial sales and 18 percent from other sales including bulk power sales for resale.

     The sources of operating revenue for the years indicated were as follows:

(millions)                        1998       1997        1996

Residential                   $  563.2   $  532.3    $  539.7
Commercial                       335.2      326.7       321.3
Industrial-Phosphate              59.3       61.3        59.6
Industrial-Other                  53.4       51.5        43.3
Other retail sales
  of electricity                  86.9       85.0        83.5
Sales for resale                  89.6       94.3        93.3
Deferred revenues                 38.3       30.5       (34.2)
Other                              8.7        7.6         6.4
                              $1,234.6   $1,189.2    $1,112.9

     No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except for IMC-Agrico (IMCA), a large phosphate producer representing less than 3 percent of Tampa Electric's 1998 base revenues. See further discussion of IMCA on page 46.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, primarily includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 on pages 43 through 44.
     Fuel, conservation, certain environmental and certain purchased p o w e r costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset annually in an FPSC hearing, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.
     Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 8 and 9.
     TECO Transport, TECO Coal and TECO Power Services subsidiaries sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric in addition to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from Tampa Electric's customers. See Utility Regulation on pages 43 through 47. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference p r ogram, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight. See also TECO Power Services on pages 15 through 18.

Competition

     Tampa Electric s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas and propane for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.
     In 1998, the FPSC approved a tariff for Tampa Electric that should assist in reducing the loss of existing at-risk load and assist in the acquisition of new load. The Commercial/Industrial Service Rider included in this tariff is a load retention, or economic development contract, that provides for flexible pricing to meet competitive alternatives available to existing or potential new customers.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed for independent power producers certain regulatory barriers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
     In April 1996, the FERC issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.
     In addition to these transmission developments at the federal level, there have been initiatives at the state level to facilitate the construction of merchant power plants, i.e. plants built on speculation with a portion or all of their capacity not subject to purchase agreements. Tampa Electric has opposed these efforts. See Wholesale Power Market on pages 46 and 47 for a further description of proposed projects and the issues involved.

Fuel

     About 97 percent of Tampa Electric's generation for 1998 was from its coal-fired units. About the same level is anticipated for 1999.
     Tampa Electric's average delivered fuel cost per million BTU and average delivered cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1998    1997    1996    1995    1994

Coal                    $ 1.99  $ 1.97  $ 2.01  $ 2.15  $ 2.22
Oil                     $ 3.14  $ 3.76  $ 3.68  $ 2.76  $ 2.49
Composite               $ 2.03  $ 2.01  $ 2.05  $ 2.16  $ 2.22
Average cost per ton
 of coal burned         $44.44  $44.50  $46.71  $50.97  $53.39

     Tampa  Electric's  generating  stations  burn  fuels  as follows:
Gannon Station burns low-sulfur coal; Big Bend Station burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified subject to sulfur removal prior to combustion; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.
     Coal. Tampa Electric used approximately 7.9 million tons of coal during 1998 and estimates that its coal consumption will be about 8.1 m i llion tons for 1999. During 1998, Tampa Electric purchased approximately 41 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 59 percent of its coal in the spot market or under intermediate-term purchase agreements. About 9 percent of Tampa Electric's 1998 coal requirements were supplied by TECO Coal. During December 1998, the average delivered cost of coal (including transportation) was $41.37 per ton, or $1.78 per million BTU. Tampa Electric expects to obtain approximately 31 percent of its coal requirements in 1999 under long-term contracts with five suppliers, including TECO Coal, and the remaining 69 percent in the spot market or under intermediate-term purchase agreements. Tampa Electric estimates that about 7 percent of its 1999 coal requirements will be supplied by TECO Coal. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO Transport on pages 13 and 14 and TECO Coal on pages 14 and 15.
     In 1998, about 66 percent of Tampa Electric's coal supply was deep-mined, approximately 32 percent was surface-mined and the remainder was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric had supply agreements through Dec. 31, 1998 for No. 2 fuel oil and No. 6 fuel oil for its Polk, Hookers Point and Phillips stations, and its four combustion turbine units at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 1999 are expected to be finalized in early 1999. The price for No. 2 fuel oil deliveries taken in December 1998 was $16.17 per barrel, or $2.79 per million BTU. The price for No. 6 fuel oil deliveries taken in December 1998 was $14.42 per barrel, or $2.28 per million BTU.

Franchises

     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by Tampa Electric, which totaled $20.9 million in 1998, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in 2033 and 2005.

Environmental Matters

     Tampa Electric's operations are subject to county, state and f e deral environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. T h e Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     Tampa Electric believes that it has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions.
     Tampa Electric has been identified as a potentially responsible party (PRP) for certain superfund sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Accordingly, Tampa Electric expects that its liability in connection with these sites will not be significant. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     The U.S. Environmental Protection Agency (EPA) has commenced an investigation of coal-fired electric power generators under the 1990 C l ean Air Act Amendments (CAAA) to determine compliance with e n v ironmental permitting requirements associated with repairs, m a intenance, modifications and operations changes made to the facilities over the years. The EPA's focus is on whether new source p e r formance standards should be applied to the changes and, accordingly, whether the best available control technology was or should have been used. Tampa Electric is one of several electric utilities that have been visited by EPA personnel and received a comprehensive request for information pursuant to Section 114 of EPA's Clean Air Act regulations. Tampa Electric is furnishing appropriate information. It believes that it has built, maintained and operated its facilities in compliance with relevant environmental permitting requirements. The timing of completion and the outcome of the EPA s investigation are uncertain.
     Expenditures. During the five years ended Dec. 31, 1998, Tampa E l e c tric spent $172.1 million on capital additions to meet environmental requirements, including $108.2 million for the Polk Power Station project. Environmental expenditures are estimated at $9.9 million for 1999 and $8.8 million in total for 2000 through 2003. These totals exclude amounts required to comply with the CAAA, as discussed in the following paragraphs.
     Tampa Electric is complying with the Phase I emission limitations imposed by the CAAA which became effective Jan. 1, 1995 by using b l e nds of lower-sulfur coal, controlling stack emissions and purchasing emission allowances.
     In 1998, Tampa Electric decided to add a flue gas desulfurization
(FGD) system, or "scrubber," in order to comply with Phase II of the CAAA. The $83-million scrubber will reduce the amount of sulfur dioxide emitted by Tampa Electric's Big Bend Units One and Two and will allow significant fuel savings at other Tampa Electric units. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, will be equipped with scrubber technology. Tampa Electric spent approximately $16 million on this project in 1998 and estimates capital expenditures related to this scrubber to be $61 million in 1999 and $6 million thereafter.
     The FPSC approved the FGD system as the most cost effective a l t e rnative for Tampa Electric to meet its CAAA compliance requirements and the recovery of prudently incurred costs through the environmental cost recovery clause. Cost recovery will not begin, however, until the FGD system is in service and Tampa Electric has applied for such recovery specifying the costs actually incurred.
     Tampa Electric may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure used in connection with the above described FGD system.
     In 1998, Tampa Electric recovered $5.4 million of environmental compliance costs through the environmental cost recovery clause. These were costs incurred by Tampa Electric after April 1993 to comply with environmental regulations that were not included in the then current base rates. In addition, Tampa Electric may recover environmental compliance costs through base rates. Under the October 1996 agreement with the FPSC, the earliest any new prices could be in effect to cover such costs is in the year 2000.

PEOPLES GAS SYSTEM--Gas Operations

     Peoples Gas System, Inc. and West Florida Natural Gas Company were acquired by TECO Energy in June 1997 and now operate as the Peoples Gas System division of Tampa Electric Company. PGS is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida.
     PGS has no gas reserves, but relies on two interstate pipelines to deliver gas to it for sale or other delivery to customers connected to its distribution system. PGS does not engage in the exploration for or production of natural gas. Currently, PGS operates a natural gas distribution system that serves approximately 240,000 customers. The system includes approximately 7,300 miles of mains and over 4,800 miles of service lines.
     In 1998, industrial and power generation customers consumed approximately 65 percent of PGS' annual therm volume. Commercial customers used approximately 29 percent with the balance consumed by residential customers.
     While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 24 p e r c ent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.
     Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout F l orida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this new technology.
     Within the PGS operating territory, large cogeneration facilities utilize gas technology in the production of electric power and steam. Over the past three years, the company has transported, on average, a b o ut 300 million therms annually to facilities involved in cogeneration.

Revenues for PGS for the years ended Dec. 31, are as follows:

(millions)                   1998      1997      1996
Residential                $ 57.7    $ 56.3    $ 51.6
Commercial                  141.2     138.9     141.3
Industrial                   20.9      23.2      30.9
Power Generation             10.4      11.7      12.4
Other revenues               22.6      19.5      22.5
Total                      $252.8    $249.6    $258.7

     PGS  had  897  employees  as  of  Dec.  31,  1998. A total of 128
employees   in  six  of  the  company's  13  operating  divisions  are represented by various union organizations.

Regulation

     The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric's electric operations. The FPSC has jurisdiction over rates, service, issuance of certain securities, safety, accounting and depreciation practices and other matters.
     In general, the FPSC sets rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The basic costs, other than the costs of purchased gas and interstate pipeline capacity, of providing natural gas service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, primarily includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base prices are determined in FPSC proceedings which occur at irregular intervals at the initiative of PGS, the FPSC or other parties.
     PGS recovers the charges (both reservation and usage) it pays for transportation of gas for system supply through the purchased gas adjustment charge. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges, which are reset annually in an FPSC hearing, are based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods.
     In addition to its base rates and purchased gas adjustment clause c h a r g es for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by the company in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.
     In June 1996, following informal workshops held in late 1995, the FPSC initiated a proceeding for the purpose of investigating the unbundling of natural gas services provided by PGS and other local distribution companies subject to the FPSC's regulatory jurisdiction.
     In September 1998, the FPSC staff circulated a proposed rule that would require natural gas utilities to offer transportation-only service to all non-residential customers. The proposed rule is vague and does not prescribe any method for achieving this requirement. PGS believes a generic rule is unnecessary and is opposed to this broad proposal. The rulemaking process is expected to last anywhere from six months to in excess of a year. It is unclear whether the FPSC staff action will lead to FPSC adoption of a rule requiring further unbundling.
     Under a separate docket, in February 1999, the FPSC approved PGS petition to expand for a two-year period its existing, experimental unbundling program to a maximum of 1,000 customers from the current 170 customers for two years. This program, known as the Firm
Transportation Aggregation (FTA) program, advances the unbundling initiative being pursued by the FPSC Staff, but contemplates a more reasonable pace toward total unbundled service to non-residential customers.
     In addition to economic regulation, PGS is subject to the FPSC's safety jurisdiction, pursuant to which the FPSC regulates the construction, operation and maintenance of PGS' distribution system. In general, the FPSC has implemented this by adopting the Minimum Federal Safety Standards and reporting requirements for pipeline facilities and transportation of gas prescribed by the U.S. Department of Transportation in Parts 191, 192 and 199, Title 49, Code of Federal Regulations.
     PGS is also subject to Federal, state and local environmental laws and regulations pertaining to air and water quality, land use, noise and aesthetics, solid waste and other environmental matters.

Competition

     PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services including fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers.
     Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell gas directly either using PGS facilities or transporting gas through other
f a c i lities, thereby bypassing PGS facilities. Many of these competitors are larger natural gas marketers with a national presence. The FPSC has allowed PGS to adjust rates to meet competition for the largest interruptible customers.

Gas Supplies

     PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system for further delivery by PGS to its customers through two interstate pipelines on which PGS has reserved firm transportation capacity.
     Gas is delivered by Florida Gas Transmission (FGT) through more than 40 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.
     Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers except during localized emergencies affecting the PGS d i s tribution system, and on extremely cold days, which have historically been rare in Florida.
     Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved for transportation of gas, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a volumetrically based usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC. PGS actively markets any excess capacity available on a day to day basis to partially offset costs recovered through the Purchased Gas Adjustment Clause.
     PGS procures natural gas supplies using base load and swing supply contracts distributed among various vendors along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.
     The current supply portfolio consists of approximately 1 percent spot purchases, 17 percent swing purchases and 82 percent base load purchases.
     PGS has one long-term supply contract which expires in 2002. This long-term contract has approximately 58 million therms remaining to be purchased with a total cost of $12.7 million over the remaining years. The purchase price is $.22 per therm.
     Neither PGS nor any of its interconnected interstate pipelines has storage facilities in Florida. PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first curtailed in such situations. PGS tariff and transportation agreements with these customers give PGS the right to divert these customers gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers (if purchased by the customer under a contract with a term of five years or longer), or at a published index price (if purchased by the customer pursuant to a contract with a term less than five years), and in either case pays t h e c u stomer for charges incurred for interstate pipeline transportation to the PGS system.

Franchises

     PGS holds franchise and other rights with 89 municipalities within its service area. These include the cities of Jacksonville, Daytona Beach, Eustis, Orlando, Lakeland, Tampa, St. Petersburg,
Bradenton, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, Panama City and Ocala. These agreements give PGS a right to operate within the franchise territory. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.
     Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, several of the municipalities have reserved the right to purchase PGS property used in the exercise of its franchise, if the franchise is not renewed.
     PGS franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from April 1999 through June 2028.
     In January 1999, the City of Lakeland notified PGS that it was considering exercising its right to purchase PGS property in the Lakeland franchise area when its franchise agreement with PGS expires in March 2000. PGS serves approximately 5,000 customers in Lakeland. PGS has commenced discussions with the City of Lakeland to renew this agreement. While PGS believes it is best suited to serve these customers, it cannot at this time predict the ultimate outcome of these activities.
     PGS has no reason to believe that any of its other franchises will not be renewed.
     Franchise fees payable by PGS, which totaled $7.9 million in 1 9 9 8, are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are collected from only those customers within each franchise area.
     U t ility operations in areas outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates and these rights are, therefore, considered perpetual.

Environmental Matters

     PGS's operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment generally that require monitoring, permitting and ongoing expenditures. These expenditures have not been significant in the past, but the trend is toward stricter standards, greater regulation and more extensive permitting requirements.
     PGS has been identified as a potentially responsible party for certain former manufactured gas plant sites. The joint and several liability associated with these sites presents the potential for significant response costs; PGS estimates its ultimate financial liability at approximately $20 million over the next 10 years. To date, PGS has been permitted by the FPSC to recover prudently incurred costs of environmental remediation and cleanup associated with these manufactured gas sites. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     PGS believes that it is in substantial compliance with applicable environmental laws, regulations, orders and rules. It is allowed to recover certain prudently incurred environmental costs through rates charged to its customers.
     Expenditures. During the five years ended Dec. 31, 1998, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 1999 through 2003.

TECO TRANSPORT

     TECO Transport owns all of the common stock of four subsidiaries w h ich transport, store and transfer coal and other dry bulk commodities. TECO Transport currently owns no operating assets.
     TECO  Transport  and  its  subsidiaries had 1,139 employees as of
Dec. 31, 1998.
     All of TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 1998, approximately 51 percent of TECO Transport's revenues were from third-party customers and 49 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going b a r ges is for domestic phosphate movements and domestic and international movements of other dry bulk commodities. Both the terminal and river transport operations handle a variety of dry bulk commodities for third-party customers.
     A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal and g r ain customers, and participation in the U.S. Department of Agriculture cargo preference program.
     TECO Transport's barge subsidiaries consist of Gulfcoast Transit Company (Gulfcoast), which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi, Ohio and Illinois rivers. Their primary competitors are other barge and shipping lines and railroads with a number of other companies offering transportation services on the waterways used by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.
     Electro-Coal Transfer Corporation (Electro-Coal) operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and another land-based terminal located nearby.
     The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.
     The Interstate Commerce Act exempts from regulation water t r ansportation of certain dry bulk commodities. In 1998, all transportation services provided by TECO Transport's subsidiaries were within this exemption.

     TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 which authorizes the Coast Guard and t h e EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. TECO Transport believes it is in substantial compliance with applicable environmental laws, regulations, orders and rules. In 1998, TECO Transport spent $.8 million for environmental compliance. Environmental expenditures are estimated at $.7 million in 1999, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for expenses related to oil and bilge water disposal at its river-barge repair facility in Illinois.

TECO COAL

     TECO Coal owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company ( R ich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher) and Premier Elkhorn Coal Company (Premier). TECO Coal's subsidiaries own mineral rights, and own or operate surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee.
     TECO  Coal  and its subsidiaries had 315 employees as of Dec. 31,
1998.
     In 1998, TECO Coal subsidiaries sold 6.8 million tons of coal, with approximately 89 percent sold to third parties and 11 percent sold to Tampa Electric. Tampa Electric is reducing its coal purchases from TECO Coal as a result of its efforts to reduce costs and its successful increased use of conventional steam coal from other sources. TECO Coal expects increased sales volumes to other parties from the Premier and Clintwood operations to offset the impact on operating results of lower sales to Tampa Electric in 1999. The Tampa Electric contract with TECO Coal expires at the end of 1999 and will not be renewed.
     Rich  Mountain  has  no reserves; it mines coal reserves owned by
Gatliff.
     Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia. To date, TECO Coal has been able to compete for coal sales by mining high-quality steam and specialty coals and by effectively managing production and processing costs.
     The operations of underground mines, including all related surface facilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky and Tennessee mining laws which require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws. TECO Coal believes it is in substantial compliance with the standards of the various enforcement agencies. It is unaware of any mining laws or regulations having a prospective effective date that would materially affect the market price of coal sold by its subsidiaries.
     TECO Coal's subsidiaries are subject to various federal, state a n d local air and water pollution standards in their mining
o p e rations. In 1998 approximately $1.5 million was spent on environmental protection and reclamation programs. TECO Coal expects to spend a similar amount in 1999 on these programs.
     The coal mining operations are also subject to the Surface Mining

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

TECO POWER SERVICES

     TECO Power Services (TPS) has subsidiaries that have interests in i n dependent power projects in Florida and Guatemala, and has investments in unconsolidated affiliated entities that participate in independent power projects in other parts of the U.S. and the world. It had 88 employees as of Dec. 31, 1998.
     There are a number of companies competing with TPS for investment opportunities in the U.S. and worldwide. Several of these competitors are larger and have access to more resources. To date, TPS has been a b l e to compete effectively for independent power investment opportunities based on its success in developing independent power projects in the U.S. and in Guatemala, and its associations with experienced partners.
     Hardee Power Partners Ltd. (Hardee Power), a Florida limited partnership whose general and limited partners are wholly owned subsidiaries of TPS, owns the Hardee Power Station, a 295-megawatt combined cycle electric generating facility located in Hardee County, Florida, which began commercial operation on Jan. 1, 1993. Hardee Power has 20-year power supply agreements, which began in 1993, for all of the capacity and energy of the Hardee Power Station with Seminole Electric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 10 electric distribution cooperatives, and with Tampa Electric. Under the Seminole Electric agreement, Hardee Power has agreed to supply Seminole Electric with an additional 145 megawatts of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric.
     The Hardee Power Station is fueled by natural gas or No. 2 fuel oil. In April 1998, TPS signed a contract with PGS for the supply of natural gas to the station until 2000. About 99 percent of the Hardee Power Station's generation for 1998 was from natural gas.
     Hardee Power's average fuel cost per million BTU has been as follows:

     Average cost
      per million BTU:    1998    1997    1996    1995    1994

     Oil                 $4.21   $4.73  $ 4.61  $ 4.64  $ 3.68
     Gas                 $2.46   $2.90  $ 3.60  $ 2.70  $ 2.02
     Composite           $2.48   $3.15  $ 3.65  $ 2.71  $ 2.40

     The price for natural gas deliveries taken in December 1998 was $2.21 per thousand cubic feet, or $2.09 per million BTU. The price for fuel oil deliveries taken in November 1998 was $20.62 per barrel, or $3.539 per million BTU. There were no fuel oil deliveries taken in 1998 subsequent to that date.
     Through its ownership and operation of a wholesale generating facility in the U.S., TECO Power Services is subject to regulation by the FERC in various respects. Depending upon the nature of the project, FERC may regulate, among other things, the rates, terms and conditions for the sale of electric capacity and energy.
     Like Tampa Electric, the U.S. operations of TECO Power Services are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.
     Tampa Centro Americana de Electricidad, Limitada (TCAE), an entity 96.06-percent owned by TPS Guatemala One, Inc. (TPS Guatemala
One), a subsidiary of TECO Power Services, has a U.S. dollar-denominated power sales agreement to provide 78 megawatts of capacity to an electric utility in Guatemala for a 15-year period ending in 2010. The project (the Alborada Power Station) consists of two combustion turbines built at a total cost of approximately $50 million. TECO Power Services has obtained political risk insurance from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. government, for currency inconvertibility, expropriation and political violence covering up to 90 percent of its equity investment and economic returns. In January 1997, TECO Power Services also secured $29 million of limited-recourse financing for the Alborada Power Station from OPIC.
     TCAE began commercial operation of the Alborada Power Station on Sept. 14, 1995. The power sales agreement between TCAE and the power purchaser, Empresa Electrica de Guatemala, S.A. (EEGSA), provides for a capacity charge and operations and maintenance expense payments. The capacity charge is subject to adjustment due to output, heat rate and availability. EEGSA is responsible for providing the fuel for the p l a nt with TECO Power Services providing assistance in fuel administration.
     EEGSA, a private distribution and generation company formed in 1894, serves more than 530,000 customers. EEGSA s service territory includes the capital of Guatemala, Guatemala City.
     In 1996, Central Generadora Electrica San Jose, SRL (CGESJ), an entity in which a TECO Power Services affiliate has a 46 percent ownership interest, signed a U.S.-dollar denominated power sales agreement with EEGSA to provide 120 megawatts of capacity for 15 years beginning in 2000. The project consists of a single unit pulverized coal baseload facility (San Jose Power Station) including port modifications to accommodate the importation of coal. The total cost of the project is estimated at $181 million. At Dec. 31, 1998, 46 percent of CGESJ was owned by another U.S. independent power producer (a subsidiary of The Coastal Corporation) and 8 percent was owned by the same Guatemalan business group that TECO Power Services partnered with for the Alborada Power Station project. The U.S. partners have obtained political risk insurance from OPIC for inconvertibility, expropriation and political violence covering up to 90 percent of their equity investment and economic returns. The project entity has obtained construction financing, guaranteed by TPS and the other U.S. owner. Upon the commencement of commercial operation of the San Jose Power Station in 2000, the construction financing is expected to be converted to limited-recourse debt.
     In September 1998, a consortium that includes TPS, Iberdrola, an electric utility in Spain, and Electricidade de Portugal, an electric utility in Portugal, completed the purchase of an 80 percent ownership interest in EEGSA. TPS owns a 30 percent interest in this consortium and contributed $100 million in equity. The total purchase price paid by the consortium was $520 million. The consortium obtained limited-recourse debt financing for a portion of the purchase price.

     In August 1998, TPS and Mosbacher Power Partners, Ltd. (Mosbacher Power), an independent power company headquartered in Houston, agreed to jointly develop, own and operate domestic and international independent power projects. Under this arrangement, TPS will, among other things, provide capital and technical expertise to Mosbacher and g a i n a n expanded domestic and international presence with opportunities for project returns, including preferred returns before benefits are shared.
     In October 1998, TPS, through the Mosbacher Power joint venture discussed above, acquired an interest in a repowered independent power project in the Czech Republic. The TPS/Mosbacher Power joint venture entity, Nations Energy Corp., NRG Energy, El Paso Energy International a n d S tredoceske Energeticke Zavody (STE), a Czech regional distribution company, are owners of the project. The facility, after planned expansion, will have a net total capacity of 344 megawatts and is scheduled to go in service during the fourth quarter of 1999.
     In February 1999, TPS formed a joint venture relationship with Energia Global International, Ltd. (EGI), a Bermuda-based energy development firm. EGI owns and operates electric generation and cogeneration facilities in Central America with a particular emphasis on renewable power (i.e. hydro, geothermal, wind, biomass). It also has interests in electric distribution companies in El Salvador and Panama.
     See the discussion of the risks inherent in doing business internationally in the Investment Considerations section on page 49.

TECO COALBED METHANE

     TECO Coalbed Methane participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. TECO Coalbed Methane has invested $210 million as the principal investor in three ventures which control, in the aggregate, approximately 100,000 acres of lease holdings. At the end of 1998, TECO Coalbed Methane had interests in 734 wells that were operational and producing gas for sale. These wells are operated by Energen Resources, a unit of Energen Corporation, and, to a much lesser extent, by other third-party operators.
     A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit escalates with inflation and could be limited based upon domestic oil prices. In 1998, domestic oil prices would have had to exceed $49 per barrel for this limitation to have been effective.
     All production from these wells is committed for the life of the reserves based on spot prices which are tied to the price of onshore Louisiana gas.
     TECO Coalbed Methane s operations are subject to federal, state and local regulations for air emissions and water and waste disposal. It believes its operations are in substantial compliance with all applicable environmental laws and regulations.

PEOPLES GAS COMPANY

     P e o p les Gas Company (PGC) is engaged in the purchase, distribution and marketing of propane gas for residential, commercial, and industrial customers in the State of Florida. It possesses no production facilities but purchases propane gas from major national suppliers. In 1998, PGC had 54,500 customers and sold 31 million gallons of propane.

     In 1998, PGC acquired three additional Florida propane gas businesses. These acquisitions facilitated growth of PGC's existing market in Jacksonville, and its expansion into new markets in Gainesville, Ocala, Fort Myers and Naples.
     Propane gas has historically been used in many residential, industrial and commercial operations throughout Florida, including production of durable products such as steel, glass, ceramic tile and food products.
     Propane is purchased under short-term contracts which enables PGC to make purchases at prevailing market prices. During 1997, PGC entered into options contracts to limit the exposure to propane price increases; these contracts expired in early 1998, and PGC did not enter into any additional options contracts. PGC may employ similar or other price management strategies in the future.
     PGC purchases propane from a small number of major national suppliers. The company has storage capacity in excess of one million gallons, mostly in South and Central Florida. Delivery of propane product to PGC storage facilities is primarily via rail cars and tanker trucks. PGC owns rail cars and tanker trucks used throughout the northern and northeastern markets in Florida. Propane is delivered to PGC's storage facilities throughout the central and southeastern parts of the State by trucks and railcars controlled by a major propane supplier.
     The majority of PGC s propane is delivered into tanks and containers on the customer's premises via bulk delivery trucks. Propane block systems are also an integral part of the company's propane distribution operations in the residential market. Large industrial and commercial customers often take delivery in tanker trucks directly from the supply terminals.
     In the Florida propane market, there are over 30 distributors competing within the residential and commercial markets. Competition in Florida ranges from a number of large, national companies to numerous local, independent operators. The primary focus among distributors is to gain market share through new customer growth (i.e., providing service for home construction). PGC, presently the largest independent propane distributor in Florida, expects to increase its customers and volumes through increased marketing activity and acquisitions. Propane competes directly with natural gas, electricity and fuel oil, and its marketing areas are not limited by a pipeline infrastructure.

TECO GAS SERVICES

     TECO Gas Services (formerly Gator Gas Marketing) provides gas management and marketing services for large industrial customers. In 1998, it provided gas management for three cogeneration facilities. TECO Gas Services owns no operating assets.

TeCom

     TeCom is marketing advanced energy management, automation and control systems for commercial and residential applications, named the InterLane systems. Several utilities and end-use operators have purchased products from TeCom to demonstrate, test and use the InterLane systems.
     Because of a continued high level of product enhancement activity, TeCom capitalized $6.8 million pretax of product development costs in 1998, $6.5 million in 1997 and $4.9 million in 1996. In 1998,

TeCom wrote off certain product development costs associated with InterLane residential system features developed early in the product life and no longer incorporated in the current system's design. Capitalized costs related to the commercial product and other common costs began to be amortized in late 1998 as its commercial product became available for general distribution. TeCom had 46 employees at Dec. 31, 1998.

BOSEK, GIBSON AND ASSOCIATES

     BGA is an engineering energy services company headquartered in Tampa. It has 9 offices in Florida and two in California, and had 119 employees as of Dec. 31, 1998.
     It provides engineering, construction management and energy services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.

Item 2.   PROPERTIES.

     TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

     At Dec. 31, 1998, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,615 megawatts, including Big Bend ( 1 , 742-MW capability from four coal units), Gannon (1,180-MW capability from six coal units), Hookers Point (215-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit (IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (194 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     T a m pa Electric owns 182 substations having an aggregate transformer capacity of 16,368,281 KVA. The transmission system c o n s ists of approximately 1,196 pole miles of high voltage transmission lines, and the distribution system consists of 6,905 pole miles of overhead lines and 2,741 trench miles of underground lines. As of Dec. 31, 1998, there were 537,107 meters in service. All of this property is located in Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties is subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of

Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the m a i ntenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for its office building in downtown Tampa which serves as headquarters for TECO Energy, Tampa Electric and numerous other TECO Energy subsidiaries.

PEOPLES GAS SYSTEM

       PGS' distribution system extends throughout the areas it serves in Florida, and consists of more than 12,100 miles of pipe, including approximately 7,300 miles of mains and over 4,800 miles of service lines.
     P G S   operating  divisions  are  located  in  thirteen  markets
throughout Florida. While most of the operations, storage and administrative facilities are owned, a small number are leased.

TECO TRANSPORT

     Electro-Coal's storage and transfer terminal is on a 1,070-acre site fronting on the Mississippi River, approximately 40 miles south of New Orleans. Electro-Coal owns 342 of these acres in fee, with the remainder held under long-term leases.
     Mid-South operates a fleet of 18 towboats and over 710 river barges, most of which it owns, on the Mississippi, Ohio and Illinois rivers. This includes three towboats and 110 covered river barges chartered in March 1998 under a five-year agreement which provides for the acquisition of these assets at the conclusion of the charter term. Mid-South owns 15 acres of land fronting on the Ohio River at Metropolis, Illinois on which its operating offices, warehouse and repair facilities are located. Fleeting and repair services for its barges and those of other barge lines are performed at this location. Additionally, Mid-South performs fleeting and supply activities at leased facilities in Cairo, Illinois.
     Gulfcoast owns and operates a fleet of 12 ocean-going tug/barge units, a 30,000 ton ocean-going ship and a 40,000 ton ocean-going ship, with a combined cargo capacity of over 413,000 tons.

TECO COAL

     TECO Coal, through its subsidiaries, controls over 100,000 acres of coal reserves and mining property in Kentucky and Tennessee.
     Pike-Letcher controls in excess of 50,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 110 million tons.
     Premier owns and operates a preparation plant and unit-train loadout facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves which are leased from Pike-Letcher. Premier does not own any coal reserves.
     Clintwood has 32,000 acres of coal reserves held under long-term leases in Pike County, Kentucky. These properties contain estimated proven and probable reserves in excess of 25 million tons. Clintwood owns and operates a rail tipple and a coal preparation plant near the mines.
     Gatliff has 39,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,300 acres in fee and leases 29,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves in excess of 10 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines. In 1996, TECO Coal closed certain of its older Gatliff mines.
     Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves.

TECO POWER SERVICES

     Hardee Power has a lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida on which the Hardee Power Station is located. The lease has a term that runs through 2012 with options to extend the term for up to an additional 20 years.
     In addition, a TECO Power Services' subsidiary has a 96.06-percent interest in TCAE, which owns 7 acres in Guatemala on which the Alborada Power Station is located. Another TECO Power Services subsidiary has a 46-percent ownership in a project entity, CGESJ, which owns 190 acres in Guatemala on which the San Jose Power Station is being built.

TECO COALBED METHANE

     TECO Coalbed Methane's interest in proved gas reserves at Dec. 31, 1998 was independently estimated to be 162 billion cubic feet for 655 wells.
     TECO Coalbed Methane's gas production for 1998 was 17.6 billion cubic feet.

PEOPLES GAS COMPANY

     PGC's operating divisions are located in 21 markets throughout the state; most of its facilities are leased.

Item 3.   LEGAL PROCEEDINGS.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1998 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:
                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years
Girard F. Anderson    67         Chairman of the Board, President and
                                 Chief  Executive  Officer,  February
                                 1998  to  date;  President and Chief
                                 Executive  Officer, November 1997 to
                                 February  1998;  President and Chief
                                 Operating   Officer,  July  1994  to
                                 November  1997;  and  prior thereto,
                                 Executive   Vice   President-Utility
                                 Operations  and  President and Chief
                                 Operating  Officer of Tampa Electric
                                 Company.

Alan D. Oak           52         Executive  Vice  President and Chief
                                 Operating  Officer, November 1997 to
                                 date;  Senior Vice President-Finance
                                 and  Chief  Financial Officer, April
                                 1995  to  November  1997;  and prior
                                 t h ereto,  Senior  Vice  President-
                                 F i nance,   Treasurer   and   Chief
                                 Financial Officer.

Roger H. Kessel       62         Executive  Vice  President,  January
                                 1 9 9 9   to   date;   Senior   Vice
                                 President-Legal    and    Regulatory
                                 Affairs  and  General  Counsel, July
                                 1998  to  January  1999; Senior Vice
                                 President-General     Counsel    and
                                 Secretary,  April 1995 to July 1998;
                                 a n d      prior    thereto,    Vice
                                 President-General     Counsel    and
                                 Secretary.

William N. Cantrell   46         President-Peoples   Gas   Companies,
                                 June   1997  to  date;  Director  of
                                 Peoples Gas Transition Team, January
                                 1997  to  June 1997; Vice President-
                                 Energy   Supply  of  Tampa  Electric
                                 Company, April 1995 to January 1997;
                                 and  prior  thereto, Vice President-
                                 Energy  Resources  Planning of Tampa
                                 Electric Company.

Roger A. Dunn         56         Vice President-Human Resources, July
                                 1995  to  date;  and  prior thereto,
                                 S e n ior    Vice    President-Human
                                 Resources  and  Corporate Affairs of
                                 L T V      C o r p oration    (steel
                                 manufacturer), Cleveland, Ohio.

Royston K. Eustace    57         Senior    Vice    President-Business
                                 Development, April 1998 to date; and
                                 prior   thereto,   Vice   President-
                                 S t rategic  Planning  and  Business
                                 Development.

                                  Current Positions and Principal
     Name             Age        Occupations During Last Five Years


Gordon  L. Gillette   39         Vice  President-Finance  and  Chief
                                 Financial  Officer,  April  1998  to
                                 date;    Vice   President-Regulatory
                                 Affairs,  April  1997 to April 1998;
                                 Vice     President-Regulatory    and
                                 Business  Strategy of Tampa Electric
                                 Company,  April  1996 to April 1997;
                                 Vice President-Regulatory Affairs of
                                 Tampa Electric Company, January 1995
                                 to  April  1996;  and prior thereto,
                                 Director-Project  Services  of  TECO
                                 Power Services Corporation.

Sheila  M. McDevitt   52         Vice   President-General   Counsel,
                                 January  1999  to  date;  and  prior
                                 thereto,   Vice  President-Assistant
                                 General Counsel.

John B. Ramil         43         President of Tampa Electric Company,
                                 April  1998 to date; Vice President-
                                 Finance and Chief Financial Officer,
                                 November  1997  to  April 1998; Vice
                                 President-Energy     Services    and
                                 Planning  of Tampa Electric Company,
                                 November 1994 to November 1997; Vice
                                 President-Energy  Services  and Bulk
                                 Power  of  Tampa  Electric  Company,
                                 April  1994  to  November  1994; and
                                 prior   thereto,   Director-Resource
                                 Planning of Tampa Electric Company.

     There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of t h e Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 21, 1999, and until his successor is elected and qualified.

                               PART  II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.

     The following table shows the high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                    1st       2nd        3rd       4th
     1998
     High           $28 1/2   $28 5/16   $28 7/8   $30 5/8
     Low            $25 9/16  $25 3/16   $24 3/4   $26 3/4
     Close          $28 1/4   $26 13/16  $28 9/16  $28 3/16
     Dividend       $.295     $.31       $.31      $.31

     1997
     High           $25 1/8   $25 5/8    $25 7/8   $28 3/16
     Low            $23 3/4   $23 3/4    $23 7/8   $22 3/4
     Close          $24       $25 9/16   $24 1/2   $28 1/8
     Dividend       $.28      $.295      $.295     $.295


___________________

     The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 28, 1999 was 26,884.

     TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's first mortgage bonds and certain long-term debt issues at Peoples Gas System contain provisions that limit the payment of dividends on the common stock of Tampa Electric Company. Substantially all of Tampa Electric Company's retained earnings were available for dividends throughout 1998.

Item 6.   SELECTED FINANCIAL DATA.
Year ended Dec. 31,                         1998          1997        1996         1995       1994
(millions, except per share amounts)
Revenues (1)                            $1,958.1      $1,862.3    $1,775.3    $ 1,658.9   $1,615.4
Net income:
  From continuing operations            $  200.4(2)   $  211.4(3) $  217.4    $   200.8   $  163.8(4)
  From discontinued operations                --          (6.5)       (0.9)        (0.5)        --
  Disposal of discontinued
    operations                               6.1          (3.0)         --           --         --
Net income                              $  206.5      $  201.9    $  216.5     $  200.3   $  163.8

Total assets                            $4,179.3      $3,960.4    $3,901.6     $3,801.0   $3,622.6
Long-term debt                          $1,279.6      $1,080.2    $1,118.0     $1,126.4   $1,156.3

Earnings per average share (EPS)
  outstanding -- basic:
    From continuing operations          $   1.52(2)   $   1.62(3) $   1.68     $   1.56   $   1.28(4)
    From discontinued operations              --         (0.05)      (0.01)          --         --
    Disposal of discontinued
      operations                             .05         (0.03)         --           --         --
Earnings per average common
  share outstanding -- basic            $   1.57      $   1.54    $   1.67     $   1.56   $   1.28
Common dividends paid per
  common share (5)                      $  1.225      $  1.165    $  1.105     $ 1.0475   $  .9975

_________________
(1) Amounts shown in 1998, 1997, 1996 and 1995 include the impact of d e f erred revenues, as discussed on pages 43 and 44 of Management's Discussion and Analysis.
(2) Includes the effect of one-time non-recurring charges, which reduced net income by $21.3 million and earnings per share by $0.16 in 1998 as discussed on page 27 of Management's Discussion and Analysis.
(3) Includes the effect of one-time merger-related transaction expenses, which reduced net income by $5.3 million and earnings per share by $0.04 in 1997 as discussed on page 27 of Management's Discussion and Analysis.
(4) Includes the effect of a corporate restructuring charge which reduced net income by $15 million and earnings per share by $0.12 in 1994.
(5) Amounts shown are the actual dividends paid per share (and have not been restated to reflect the shares issued in connection with the Peoples companies merger).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis which follows contains f o r ward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements are set forth in the Investment Considerations section.

EARNINGS SUMMARY:

All prior year amounts have been restated to reflect the 1997 merger with the Peoples Gas companies and to exclude the discontinued operations of TECO Oil & Gas, which are now separately presented.

     TECO Energy reported basic earnings from continuing operations of $1.52 per share in 1998 compared to $1.62 per share in 1997. Earnings from continuing operations in 1998, excluding the impact of $.16 per share in one-time charges, totaled $1.68 per share. Earnings from continuing operations in 1997, excluding $.04 per share in one-time merger related charges, were $1.66 per share. Earnings, including a net gain of $.05 per share from discontinued oil and gas operations, were $1.57 per share in 1998. This compares with earnings of $1.54 per share in 1997, which included losses from discontinued oil and gas operations of $.08 per share.
     One-time charges in 1998 reflect asset value adjustments at TECO Coal's Gatliff mining facilities relating to the expiration of the coal supply contract with Tampa Electric in 1999 (described in the TECO Coal section), a write off of product development costs associated with InterLane residential system features developed early in the product life and no longer incorporated in the current system's design at TeCom (described in the TeCom section), a charge at Tampa Electric associated with ongoing actions to mitigate the effects of a 1997 Florida Public Service Commission (FPSC) ruling that separated two wholesale power sales contracts from the retail jurisdiction through 1999, and a charge at Tampa Electric resulting from a 1998 r e g ulatory ruling denying recovery of coal expenses over an established benchmark for coal purchases from Gatliff since 1992 (described in the Tampa Electric section).
     Results in 1997 reflected one-time costs from the Peoples Gas companies merger and an FPSC decision, described in the Tampa Electric section, to change the regulatory treatment of two wholesale power sales contracts. These items more than offset earnings growth from the diversified businesses.


                              1998  Change     1997   Change    1996
Earnings Per Share - basic
Continuing operations       $ 1.52   -6.2%  $ 1.62     -3.6%  $ 1.68
Discontinued operations        .05     --     (.08)      --     (.01)
Earnings per share          $ 1.57    1.9%  $ 1.54     -7.8%  $ 1.67

Earnings Per Share - diluted
Continuing operations       $ 1.52   -5.6%  $ 1.61     -3.6%  $ 1.67
Discontinued operations        .05      --    (.07)      --       --
Earnings per share          $ 1.57    1.9%  $ 1.54     -7.8%  $ 1.67

Earnings Per Share by Operating Group
From Continuing Operations - basic
  Regulated companies
    Tampa Electric          $ 1.07(1)  3.9%   $ 1.03    -4.6%  $ 1.08
    Peoples Gas System         .12     9.1%      .11(2)    --     .11
  Diversified companies
    /other                     .49(3) -5.8%      .52(3)  6.1%     .49
                              1.68     1.2%     1.66    -1.2%    1.68
 One-time charges
  Wholesale contract
    -Tampa Electric          (.04)       --      --        --      --
  Coal quality
    -Tampa Electric          (.03)       --      --        --      --
  Asset adjustment
    -TECO Coal               (.07)       --      --        --      --
  Asset adjustment
    -TeCom                   (.01)       --      --        --      --
  Merger related costs       (.01)       --    (.04)       --      --
Earnings per share from
 continuing operations     $ 1.52     -6.2%   $ 1.62     -3.6%  $ 1.68
Net Income from continuing
  operations (millions)(4) $200.4     -5.2%   $211.4     -2.8%  $217.4
Average common shares
  outstanding
Basic (millions)            131.7       .7%   130.8      1.2%   129.3
Diluted (millions)          132.2       .8%   131.2      1.1%   129.8


Return on average common equity from continuing operations
   After one-time charges    13.0%             14.3%            15.6%
   Before one-time charges   14.4%             14.6%            15.6%

(1)  Excludes one-time charges totaling $.07 per share.
(2)  Excludes one-time merger related charges of $.01 per share.
(3) Excludes asset adjustments of $.08 per share in 1998 and one-time merger related charges of $.01 per share in 1998 and $.03 per share in 1997.
(4)  Includes one-time charges.

OPERATING RESULTS:

TECO Energy's Operating Results
     Operating income, excluding $25.9 million in one-time pretax charges, grew 2.1 percent in 1998. Tampa Electric and Peoples Gas contributed to the increase, reflecting good growth from a strong local economy, expansion of the gas system and the recognition of $38.3 million of previously deferred revenues at Tampa Electric. For a description of the origination and treatment of deferred revenues, see Utility Regulation - Rate Stabilization Strategy section. TECO Coal and TECO Transport also achieved higher operating income, while TECO Power Services and TECO Coalbed Methane were lower.
     Operating income in 1997 reflected the recognition of $30.5 million of previously deferred revenues at Tampa Electric, the inclusion of Polk Unit One in rate base for earnings purposes and strong performance by the diversified companies, particularly TECO Transport. In 1996, Tampa Electric deferred $34.2 million of revenues under agreements approved by the FPSC. See Utility Regulation - Rate Stabilization Strategy section.

     The following table identifies the unconsolidated revenues and operating income from continuing operations, excluding one-time charges, of the significant business segments. For additional detail, refer to the Notes to Consolidated Financial Statements - Footnote K, Segment Information.

Contributions by Operating Group (unconsolidated)

(millions)                    1998   Change     1997   Change     1996
Revenues
Tampa Electric(1)         $1,234.6     3.8% $1,189.2     6.9% $1,112.9
Peoples Gas System           252.8     1.3%    249.6    -3.5%    258.7
Diversified companies(2)
   TECO Transport            230.0     5.2%    218.7     5.4%    207.5
   TECO Coal                 232.4     7.8%    215.6     3.9%    207.5
   TECO Power Services        98.7     6.1%     93.0     5.6%     88.1
   Other diversified
     businesses              113.0     7.4%    105.2     2.2%    102.9

Operating income
Tampa Electric            $  279.7(4)  3.0% $  271.5    11.3% $  244.0
Peoples Gas System            35.8     6.5%     33.6     5.0%     32.0
Diversified companies(2)(3)
   TECO Transport             43.2     2.6%     42.1     8.2%     38.9
   TECO Coal                  23.5(5) 18.1%     19.9     8.7%     18.3
   TECO Power Services        13.0   -14.5%     15.2    -9.0%     16.7
   Other diversified
     businesses               34.7(6) -8.4%     37.9    -5.0%     39.9

(1) Includes the recognition of previously deferred revenues totaling $38.3 million and $30.5 million in 1998 and 1997, respectively. 1996 revenues are net of $34.2 million deferred under agreements described in the Utility Regulation - Rate Stabilization Strategy section.
(2)  From continuing operations.
(3) Includes items which were reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and interest expense on the limited-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain amounts have been restated to conform to current year presentation.
(4) Excludes one-time, pretax charge of $9.6 million for treatment of a wholesale contract.
(5) Excludes one-time, pretax charge of $13.6 million for asset valuation adjustments.
(6)  Excludes one-time, pretax charge of $2.7 million for TeCom.

Tampa Electric - Electric Operations

Tampa Electric's Operating Results

     Tampa Electric's 1998 operating income, before one-time charges, increased three percent from 1997, reflecting strong customer growth and continued strength in the local economy. Results in 1998 reflected recognition of $38.3 million of previously deferred revenues.

     In 1997, Tampa Electric benefited from a strong local economy, favorable customer growth and cost controls. Its 1997 operating income increased more than 11 percent, after the recognition of $30.5 million of previously deferred revenues.

Tampa Electric Results

(millions)                    1998   Change     1997   Change     1996
Revenues(1)               $1,234.6     3.8%  $1,189.2     6.8% $1,112.9
Operating expenses           954.9(2)  4.1%     917.7     5.6%    868.9
Operating income          $  279.7     3.0%  $  271.5    11.3% $  244.0

(1) Includes the recognition of $38.3 million and $30.5 million of previously deferred revenues in 1998 and 1997, respectively. 1996 revenues are net of $34.2 million of deferred revenues.
(2) Excludes one-time, pretax charge of $9.6 million for treatment of a wholesale contract.


Tampa Electric's Operating Revenues

     Tampa Electric's 1998 operating revenues increased almost 4 percent, after the recognition of $38.3 million of previously deferred revenues. The company had customer growth of 2.3 percent and retail energy sales growth of more than 6 percent. Tampa Electric's 1997 revenues, including recognition of $30.5 million of previously deferred revenues, increased almost 7 percent, with customer growth increasing more than 2 percent and retail energy sales up 1 percent.
     The economy in Tampa Electric's service area continued to grow in 1998, with increased employment from corporate relocations and e x p ansions. Combined residential and commercial sales volumes increased over 7 percent in 1998, reflecting the addition of almost 12,000 customers and increased demand during warmer-than-normal summer weather. Combined residential and commercial energy sales declined slightly in 1997, as the effects of mild weather more than offset the addition of more than 12,000 new customers.
     Non-phosphate industrial sales increased in 1998 and 1997, reflecting the shift of some commercial customers to the industrial classification to take advantage of favorable tax law changes on electricity used in manufacturing. This shift does not affect Tampa Electric revenues.
     Sales to the phosphate industry in 1998 were slightly below 1997 levels, reflecting a gradual migration of phosphate mining activity out of Tampa Electric's service area. This decline could accelerate if customers within the phosphate customer group decide to pursue new self-generation projects. Revenues from the phosphate customer group represented slightly more than 3 percent of base revenues in 1998.
     Based on expected growth reflecting both population and business activity increases, Tampa Electric projects retail energy sales growth of approximately 2.5 percent annually over the next five years, with combined energy sales growth in the residential and commercial sectors of almost 3 percent annually. Energy sales to non-phosphate industrial customers are expected to grow almost 2 percent annually over the next five years.
     All of these growth projections assume continued local area economic growth, normal weather and other factors. See the Investment Considerations section.

     Non-fuel revenues from sales to other utilities were $36 million in 1998, $39 million in 1997 and $36 million in 1996. The non-fuel revenue increase in 1997 reflected the shift from broker system economy sales to longer-term higher-margin wholesale power sales. Megawatt hours sold to other utilities decreased in 1998 primarily because higher retail energy sales absorbed more generation capacity, and were lower in 1997 due to lower Tampa Electric generating unit availability. The decrease in non-fuel revenue in 1998 is the result of lower sales volumes and a shift from longer-term sales to shorter-term sales, because of an adverse FPSC decision in late 1997, described in the Utility Regulation - Wholesale Power Sales Contracts section. Tampa Electric will concentrate its prospective wholesale power sales efforts on energy broker or other short-term sales, and not on longer-term capacity contracts as was the case prior to this ruling. The FPSC decision, which required Tampa Electric to change the regulatory treatment of two wholesale power sales contracts, had the effect of reducing Tampa Electric's 1997 earnings by about $.05 per share. The company terminated one contract and incurred a charge of $.04 per share in 1998 for actions to mitigate the effect of this treatment on the second contract.

Tampa Electric Megawatt-Hour Sales

(thousands)                   1998   Change     1997   Change     1996
Residential                  7,050     8.5%    6,500    -1.6%    6,607
Commercial                   5,173     5.5%    4,901     1.8%    4,815
Industrial                   2,520     2.1%    2,466     7.0%    2,304
Other                        1,284     5.1%    1,223     1.7%    1,203
  Total retail              16,027     6.2%   15,090     1.1%   14,929
Sales for resale             2,486   -21.3%    3,160    -2.5%    3,241
  Total energy sold         18,513     1.4%   18,250      .4%   18,170

Retail customers (average)   530.3     2.3%    518.4     2.4%    506.0

Tampa Electric's Operating Expenses
     Non-fuel operation and maintenance expenses increased almost 7 percent in 1998. Required expenditures to enhance system reliability and timing of generation station outages contributed to an increase of over $16 million in maintenance expense. Other operation expenses were essentially level with 1997, the result of effective cost management and improved efficiency throughout the company. Based on maintenance activity in 1998, non-fuel operations and maintenance expenses in 1999 are expected to be lower than 1998, then increase at approximately the rate of inflation over the next several years.
     In September 1996, Tampa Electric completed construction of the 250-megawatt, state-of-the-art, clean-coal technology Polk Unit One. The FPSC has allowed full recovery of capital costs and operating expenses associated with the plant as described in the Utility Regulation - Rate Stabilization Strategy section. The addition of this facility was the primary reason for the increased non-fuel operating expenses in 1997. Through 1998, a total of $21 million from the U.S. Department of Energy (DOE) was received to partially offset a s i gnificant portion of the non-fuel operation and maintenance expenses. For 1999, approximately $7 million in funds are available from the DOE.

Operating Expenses

(millions)                    1998   Change     1997   Change     1996
Other operating expenses    $165.7      .4%   $165.1      .6%   $164.1
Maintenance                   94.6    21.0%     78.2    19.4%     65.5
Depreciation                 146.1     3.3%    141.4    17.6%    120.2
Taxes, other than income      97.2     5.9%     91.8     5.5%     87.0
 Operating expenses          503.6     5.7%    476.5     9.1%    436.8
Fuel                         366.6    -1.8%    373.4    -2.5%    383.1
Purchased power               84.7    25.1%     67.8    38.4%     49.0
  Total fuel expense         451.3     2.3%    441.2     2.1%    432.1
Total operating expenses    $954.9     4.1%   $917.7     5.6%   $868.9

     Reflecting normal plant additions to serve the growing customer base, depreciation expense increased by $4.7 million in 1998. Depreciation expense increased $21 million in 1997 due to normal plant additions and a full year of service of Polk Unit One. Depreciation expense is projected to rise moderately for the next several years due to normal additions to utility plant, as well as the addition of a flue gas desulfurization system in 2000. See Environmental Compliance section.
     Taxes other than income increased in 1998 as a result of higher gross receipts taxes and franchise fees related to higher energy sales. These taxes are recovered through customer bills. In 1997, changes in taxes other than income reflected the property taxes associated with Polk Unit One.
     Total fuel expense and purchased power increased in 1998 and 1997 due to higher energy sales. Average coal costs, on a cents-per-million BTU basis, increased 1.3 percent in 1998 after a 2.4 percent decrease in 1997. The overall success in controlling system fuel expense is a result of Tampa Electric's use of lower-priced coals, the mix in operating generating units and favorable prices in spot coal markets. In 1998, the FPSC disallowed, retroactively to 1992, certain quality adjustments for coal purchased from a Tampa Electric affiliate, resulting in a one-time pretax nonoperating charge of $7.3 million.
     Purchased power increased in 1998 due to weather-related demand and the provision of replacement power for certain wholesale power sales contracts. In 1997, purchased power increased primarily due to lower generating unit availability. In each year, substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
     Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially coal.
     External forecasts indicate relatively stable coal prices for the next few years compared to oil or gas prices. On a total energy supply basis, self-generation accounted for 92 percent of the total system energy requirement in 1998.

Peoples Gas System

Peoples Gas System Results
     Peoples Gas System (PGS) achieved operating income growth in excess of 6 percent over 1997, with the increase due primarily to new customer additions and higher average utilization per customer. The benefits of customer growth for the year were partially offset by the effects of warmer-than-normal weather during the winter months and by restructuring costs associated with the 1998 decision to exit the appliance sales and service business.
     Operating income grew 5 percent in 1997 over 1996, reflecting increased customers, effective cost control and the acquisition of West Florida Natural Gas Company (WFNG). These factors were somewhat offset by the mild weather early in 1997.
     The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a Purchased Gas Adjustment clause approved by the FPSC.

Peoples Gas System Results(1)

(millions)                    1998   Change     1997   Change     1996

Revenues                    $252.8     1.3%   $249.6    -3.5%   $258.7
Cost of gas sold             115.4    -3.5%    119.6    -8.1%    130.1
Operating expenses           101.6     5.4%     96.4     -.2%     96.6
Operating income            $ 35.8     6.5%   $ 33.6     5.0%   $ 32.0

Therms sold (millions)-by Customer Segment

   Residential                52.7     7.8%     48.9     1.5%     48.2
   Commercial                266.0     7.4%    247.6     3.9%    238.4
   Industrial                305.0     5.7%    288.6     9.7%    263.2
   Power Generation          288.3    -8.4%    314.7     7.7%    292.3
   Total                     912.0     1.4%    899.8     6.9%    842.1

Therms sold (millions)-By Sales Type

   System Supply             320.8     9.6%    292.6   -14.5%    342.3
   Transportation            591.2    -2.6%    607.2    21.5%    499.8
   Total                     912.0     1.4%    899.8     6.9%    842.1

Customers (thousands)        239.6     2.1%    234.7    16.0%    202.4

(1) 1996 data does not include the operating revenues and expenses, therms sold and customers of WFNG. WFNG was acquired in 1997 in a merger transaction accounted for as a pooling of interests. Prior-year financial results were not restated for the effects of this merger due to its size.

     Residential gas sales increased in 1998, primarily as a result of overall customer growth and the addition of high-end customers throughout the year. Results reflected slightly warmer weather in 1998 compared to 1997.
     Residential gas sales increased in 1997 due to the addition of WFNG, partially offset by a mild winter which followed a much colder-than-normal winter in 1996.
     Operating revenues from residential and commercial customers grew almost 2 percent in 1998, while revenues from industrial and power generation customers were approximately 10 percent below last year. The increase in residential revenues was primarily due to higher average utilization per customer, reflecting the addition of high-end, multiple appliance customers.
     O p e rating expenses increased during 1998, reflecting restructuring costs totaling $3.4 million. These costs were primarily for early retirement and severance costs affecting 200 employees, associated with a decision in April to exit the appliance sales and service business. The restructuring, which was initiated in July, was completed and began to yield savings in ongoing expenses by the end of 1998.
     PGS is the largest investor-owned gas distribution utility in Florida, with about 70 percent of the market. It serves almost 240,000 customers in all of the major metropolitan areas of Florida.
     PGS expects to invest an average of $50-60 million per year for the next five years to grow the business, roughly doubling the historical level of capital expenditures. Infrastructure is being expanded both in areas currently served and into areas not yet served by natural gas.
     In April 1998, PGS announced plans to expand into the Southwest Florida market providing service to Fort Myers, Naples, Cape Coral and surrounding areas. It is anticipated that 110,000 new homes and businesses will be added in this market over the next decade, representing a significant opportunity for growth in the high-end residential and the commercial customer sectors. The company also is expanding to the U.S. Naval Station at Mayport near Jacksonville and anticipates that the Mayport facilities and surrounding communities will use over 2.6 million therms of natural gas annually.
     PGS expects savings from the discontinuance of its appliance sales and service business and will continue making cost control improvements. PGS began partnering with companies in an established dealer network to provide sales, installation and repair services to customers.
     PGS expects increases in sales volumes and corresponding revenues in 1999 and, beginning in late 1999, customer additions and related revenues will begin to reflect the Southwest Florida expansion.
     All of these growth projections assume continued local area economic growth, normal weather and other factors. See the Investment Considerations section.

TECO Transport

     TECO Transport recorded slightly higher operating income in 1998, primarily from utilizing added equipment on the river system, a full year's operation of the ocean vessel acquired in late 1997, increased northbound shipments on the river, lower fuel costs and continued initiatives to control operating expenses. Depreciation expense decreased, reflecting longer estimated economic lives of certain assets. Improvements were partially offset by a number of factors, including unprecedented extreme weather in the early part of the year and hurricanes later in the year, which created delays and difficult operating conditions in each of the transportation businesses. The Asian economic situation and the strong U. S. dollar also affected TECO Transport, resulting in lower prices and export volumes.
     In 1997, TECO Transport achieved higher operating income due to increased Tampa Electric volumes at the transfer terminal to replenish coal inventories depleted in 1996 and increased operating efficiencies in each of the operating companies. The ocean-going business also benefited from a full year of operations from a vessel added in 1996 and increased grain charter business. The river business was impacted by adverse weather conditions early in 1997. This was partially offset by increased northbound business and higher volumes handled for Tampa Electric.
     In 1998, TECO Transport expanded its river fleet by about 20 percent, adding 110 barges and three towboats.
     I n 1999, TECO Transport expects increased transfers and additional northbound river shipments of steel and steel-related products as a result of steel mini-mills built along the river system. Also in 1999, revenue improvement is expected from the continued strong domestic demand for coal and phosphate products. In addition, the company will continue to diversify into new markets and cargoes. Significant factors that will influence results are weather, commodity grain prices and domestic and international economic conditions. See the Investment Considerations section.

TECO Coal

     TECO Coal's operating income, excluding the one-time adjustment to asset values discussed below, increased 18 percent in 1998 due to continued growth in sales to the metallurgical and steam markets, lower unit costs at its Gatliff and Clintwood Elkhorn facilities and improved preparation plant performance at its Clintwood Elkhorn facility.
     In 1997, operating income increased 9 percent due to increased shipments of specialty coals to third parties from the new facilities at Clintwood Elkhorn. The growth in third-party steam coal sales and a slight improvement in prices for coal from the Premier mines more than offset higher production costs at Premier and lower shipments to Tampa Electric.
     Coal  sales  increased to 6.8 million tons in 1998, compared with
6.1 million tons in 1997 and 5.9 million tons in 1996. Volumes in 1999 are expected to approach 7 million tons.
     Tampa Electric shipments represented slightly more than 10 percent of total volumes in 1998 and 16 percent in 1997. Shipments to Tampa Electric of 750,000 tons declined by about 250,000 tons, or about 25 percent, in 1998 after a similar decline in 1997. Tampa Electric's volume in 1999 is expected to be 500,000 tons. Success in burning more conventional and lower-cost steam coals has enabled Tampa Electric to adopt a competitive strategy of phasing down coal shipments from TECO Coal for the last several years. The contract with Tampa Electric expires at the end of 1999 and will not be renewed.
     In 1998, TECO Coal recorded a one-time pretax charge of $13.6 million to adjust the value of certain mining facilities. The majority of this charge reflects a revaluation of assets at TECO Coal's Gatliff mine dedicated to the Tampa Electric contract. Because of the anticipated loss in value of this facility at the end of the Tampa Electric contract, an adjustment was required to reduce the carrying value of the assets. The $13.6 million charge also reflected adjustments for other assets which have decreased in market value, reflecting limited markets that exist for the coal from these facilities due to the specific characteristics of the product and high mining costs.
     In September 1996, TECO Coal acquired 25 million tons of metallurgical grade coal reserves contiguous to its existing Clintwood Elkhorn operation and constructed a new preparation plant at this location. This facility, which supports an additional one million tons of annual production, went in service in mid-1997. Metallurgical coal has unique characteristics and is sold primarily to the steel industry both domestically and internationally. Sales to this market increased in 1998 and are expected to increase in 1999. See the Investment Considerations section.

TECO Power Services

     TECO Power Services (TPS) recorded slightly lower operating income in 1998 and 1997, primarily as a result of a significant increase in business development activity in 1998 and increased interest expense associated with the $29-million limited-recourse project financing in 1997 for the Alborada Power Station in Guatemala. Although operating income was below 1997, net income was slightly above last year, reflecting lower taxes in Guatemala.
     TPS accomplished a number of long-term initiatives during 1998, including participation in a consortium which purchased 80 percent of

EEGSA, Guatemala's largest electric distribution company and also the largest in Central America. TPS owns a 30 percent interest in this consortium and contributed $100 million in equity. The total purchase price paid by the consortium was $520 million.
     TPS also entered into a joint venture arrangement with Mosbacher Power Group Partners in 1998. Through this affiliation, it is currently participating in one generation project and is working on the development of others. TPS provides capital, technical experience, support for development costs and other business strengths. In return, TPS gains an expanded domestic and international presence with opportunities for project returns, including preferred returns before benefits are shared.
     In February 1999, TPS formed a joint venture relationship with Energia Global International, Ltd. (EGI), a Bermuda-based energy development firm. The transaction provides TPS with an immediate stake in four power projects in operation or under construction in Costa Rica and Guatemala, and electric distribution companies in El Salvador and Panama. TPS has initially committed $25 million in the form of a loan, and may provide an additional $9 million for new projects or acquisitions. The transaction provides a mechanism for TPS to acquire direct ownership in EGI without additional funding.
     TPS has a 46 percent interest in a partnership to build, own and operate a 120-megawatt pulverized coal-fired power plant, the San Jose Power Station in Guatemala. The other partners are The Coastal Corporation and the same local partner it has for the Alborada Power Station. The partnership has a 15-year power supply agreement with EEGSA, the same Guatemalan distribution utility in which TPS purchased an equity interest in 1998. The $181-million San Jose Power Station is under construction and was 56 percent complete as of the end of 1998. The partnership closed on financing for the project in September 1998, and commercial operation is expected in early 2000.
     TPS expects to double its earnings contribution from identified domestic and international generation projects over the next two to three years.
     TECO Power Services' domestic project, the Hardee Power Station in West Central Florida, continues to operate reliably, supplying power to Seminole Electric Cooperative and Tampa Electric. The
Alborada   Power  Station  in  Guatemala  also  continues  to  operate reliably, achieving its highest annual capacity factor in 1998. See the Investment Considerations section.

Other Diversified Companies

     TECO Coalbed Methane's operating income declined 12 percent in 1998, because of declines in production and lower gas prices that were only partially offset by reduced operating costs and an effective hedging program. Production declined to 17.6 billion cubic feet (Bcf) in 1998, from 19.2 Bcf in 1997. Effective gas prices averaged $.15 per thousand cubic feet (Mcf) below 1997, including the favorable results of hedging, which resulted in an additional $.25 per Mcf. Proven reserves were estimated at 162 Bcf as of year-end, compared to 195 Bcf in 1997.
     In 1997, operating income increased more than 2 percent as lower per unit operating costs more than offset a production decline to 19.2 Bcf from 19.8 Bcf in 1996. Production is expected to decline approximately 9 percent in 1999.
     Production from TECO Coalbed Methane's reserves are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code through the year 2002. The credit, which grows with inflation, was $1.07 per Mcf in 1998, compared to $1.05 per Mcf in

1997. The credit is estimated to be $1.07 per Mcf in 1999.
     All gas produced is sold under contract at spot market prices for the life of the reserves. Although natural gas prices can be volatile, the Section 29 tax credits provide stability to TECO Coalbed Methane's operating results. See the Investment Considerations section.
     Peoples Gas Company (PGC), the unregulated propane gas business acquired in the 1997 Peoples Gas companies merger, is the largest independent propane distributor in Florida.
     In January 1998, TECO Energy acquired Griffis Gas, Inc. in a stock-for-stock merger transaction that was accounted for as a pooling of interests. About 600,000 shares of TECO Energy common stock were issued in the transaction. This acquisition facilitated growth of the company's existing market in the Jacksonville area and expansion into new markets in Gainesville and Ocala. Prior-year financial results were not restated for the effects of this merger due to its size.
     P G C ' s operating income increased significantly in 1998, reflecting higher volumes resulting from the acquisition of Griffis Gas and two other propane businesses, which increased its customer base by 40 percent. Operating results were also favorably impacted by improved margins throughout the year. Reflecting the impact of the acquisitions, operating expenses were higher in 1998, which partially offset the volume growth and improved margins.
     The company ended 1998 with approximately 55,000 customers and sales of 31 million gallons of propane, compared with 37,000 customers and 22 million gallons in 1997. PGC expects to continue its growth initiatives throughout 1999, through acquisitions and expansion of existing markets. See the Investment Considerations section.
     TECO Gas Services (formerly Gator Gas Marketing) is another unregulated business acquired in the Peoples Gas companies merger. The company provides gas management and marketing services for large municipal, industrial and power generation customers. In 1998, the company focused on increasing its customer base while continuing to p r o vide gas management services for three large cogeneration facilities.
     TeCom is marketing advanced energy management, automation and control systems for residential and commercial applications, named the InterLane Home Manager and the InterLane Power Manager, respectively.
     T e Com continued to capitalize development costs in 1998, reflecting continued product development and enhancement activity. Total costs capitalized in 1998 were $6.8 million, compared with $6.5 million in 1997. In accordance with accepted accounting practices, the company began amortizing capitalized costs in 1998 in conjunction with commercial product availability. A total of $.8 million was amortized in 1998. In addition, a one-time after-tax charge of $1.7 million was recorded in 1998, reflecting the write off of product development costs associated with InterLane residential system features developed early in the product life and no longer incorporated in the current system s design. Total capitalized costs as of Dec. 31, 1998 were $14.7 million.
     The completion of a significant product development phase has enabled the company to reduce expenditures by almost one half as it continues strategic, marketing and distribution activities.
     Bosek, Gibson and Associates, Inc. (BGA), an energy services company headquartered in Tampa with nine offices throughout Florida and two in California, was acquired by TECO Energy in November 1996. It provides design, engineering and construction services to more than 300 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.
     D u r ing the year, BGA expanded its offerings to include performance contracting for a number of county school districts, as well as the Florida State Department of Corrections, and it completed a district cooling project in Tampa. In addition, BGA continued work begun in 1997 for the Jacksonville Naval Air Station and the Suncoast District of the United States Postal Service.

Discontinued Operations

     In August 1997, TECO Energy announced its intent to exit the conventional oil and gas exploration and production business because of its small scale of operations and earnings volatility.
     F o r    1997,  TECO  Energy  reported  an  after-tax  loss  from
discontinued operations of $9.5 million which included the net operating results for the year and also included the write off of three offshore wells that ceased production.
     In January 1998, TECO Energy announced that it had entered into an agreement to sell the offshore assets of TECO Oil & Gas to American Resources Offshore, Inc. (ARO). In March 1998, TECO Oil & Gas closed this sale for $57.7 million, consisting of $39.2 million in cash and a subordinated note in the principal amount of $18.5 million.
     Based on the likely impact of certain economic factors, including low oil and gas prices and unfavorable business and operational developments at ARO, TECO Energy has written off the recorded value of all assets associated with the discontinued oil and gas operation, including the $18.5-million note and associated interest income accrued and remaining on-shore assets. The after-tax gain net of charges from discontinued operations in 1998 was $6.1 million, or approximately 5 cents per share.
     In March 1999, the company completed a transaction in which it sold the note from ARO in return for $500,000 in cash. The company also sold an option relating to its ARO warrants; in the event such option is exercised, the company will receive the exercise price of $600,000. In a separate transaction, ARO agreed to be responsible for disputed joint billing payments of approximately $425,000. As part of this settlement, ARO also conveyed to the company an overriding royalty interest in two offshore Gulf of Mexico blocks. The company does not expect any future royalty payments to be significant.

YEAR 2000 COMPUTER SYSTEMS READINESS:

Background
     There is a global awareness that many computer programs use only two digits to refer to a year and, therefore, may not correctly recognize and process date information beyond the year 1999. This is referred to as the "Year 2000" issue.
     The Year 2000 issue exists in two primary areas of TECO Energy's operations: the critical business systems (such as the financial reporting, procurement, payroll and customer information and billing systems) and the control systems (such as those used in the operation of electric generation, transmission and distribution facilities and coal mining facilities).
     TECO Energy began work on Year 2000 readiness in August 1995. The project is segmented into the following phases: awareness, inventory, assessment, renovation, testing and contingency planning. The project addresses readiness at Tampa Electric, Peoples Gas System and the diversified companies.

Readiness
     TECO Energy has completed its assessment of all hardware, software and embedded systems and is currently engaged in renovation, testing and contingency planning. Set forth below is a description of readiness by functional area.

     Critical Business Systems
     The critical business systems, including mainframe hardware which was replaced in July 1998, have been substantially renovated and functionally tested. Mainframe integrated system testing has begun and is scheduled to be completed in the first half of 1999. Ninety-five percent of the renovations to the critical business systems have been made, which represents 70 percent of the work required to achieve Year 2000 readiness for this part of the project. To assist in assuring readiness, the renovation work and the integration testing are being handled by separate outside firms.

     Control Systems
     Tampa Electric management believes that its transmission and distribution systems, including energy management and control and related embedded systems, are now ready for the Year 2000, i.e. renovated and tested to the extent necessary.
     Tampa Electric retained industry specialty firms to assist with identifying areas where renovations were needed in the embedded systems associated with generator unit controls and with making these renovations. Ninety percent of these renovations have been made, which represents an estimated 80 percent of the work required to achieve Year 2000 readiness for this part of the project. A number of successful unit tests have been conducted for Tampa Electric's generating units, and all required plant control system renovations are scheduled to be complete and tested by May 1999.
     Critical systems (those required for uninterrupted operations) in the other parts of TECO Energy have been renovated, with the exception of a portion of the Peoples Gas System and the Hardee Power Station control systems and a portion of the TECO Coal plant control systems, which are scheduled to be fully renovated and tested in the first half of 1999. Sixty percent of these renovations have been made, which represents an estimated 40 percent of the work required to achieve Year 2000 readiness for this part of the project.

     Coordination with Others
     TECO Energy has surveyed its largest suppliers (approximately 1,000) with respect to their Year 2000 readiness, including all providers of technology supplies and services, and plans to complete its customer survey process in the first half of 1999. As part of its Year 2000 project, the company will be coordinating with its suppliers and customers based on their responses to these surveys.
     A t the request of the DOE, the North American Electric Reliability Council (NERC) prepared a Year 2000 coordination plan and preliminary status report in September 1998 and updated it in January 1999. A full status report is expected by July 1999. NERC is conducting monthly readiness assessment surveys and coordinating information sharing and contingency planning activities among the member firms. The NERC activity addresses all aspects of the interconnected electric grid. The aggregated results are being reported to the DOE and other regulatory bodies in the U.S., Canada and Mexico. The Natural Gas Council, through the American Gas
A s sociation, is coordinating similar processes within the gas industry, reporting to the Federal Energy Regulatory Commission
(FERC). Tampa Electric and Peoples Gas System are active participants in these industry groups.

Costs
     The total cost of Year 2000 remediation is expected to be $8 to $10 million, which includes contracted resources, purchases and internal labor. An estimated breakdown of project costs is as follows:
Tampa Electric - $6 million, Peoples Gas System - $2.5 million, and the diversified companies - $.5 million. Approximately 40 percent of the projected costs are attributable to testing expenses, and the remainder consists primarily of renovation or replacement costs. Through Dec. 31, 1998, approximately $6 million had been spent, including approximately $1 million spent prior to 1998. The company expects to spend approximately $3 million in 1999 for Year 2000 remediation.

Risks
     TECO Energy believes the most reasonably likely worst case scenario would be the occurrence of isolated outages of limited duration for utility customers, similar to those occurring during the utilities' storm season. The utilities have assessed the risk of this scenario, and believe that their contingency efforts, primarily the ability to bypass automated controls, would mitigate the effect of such a scenario.

Contingency Plans
     TECO Energy's contingency plan is scheduled to be completed by the middle of 1999. The contingency plan will include a team to be e s t ablished in 1999 to monitor all critical systems through significant date transitions and to promptly respond to any problems.

Forward-Looking Statements
     The costs of TECO Energy's Year 2000 efforts and the dates on which the company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous a s s u mptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently projected. Specific factors that could cause such differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties.

NON-OPERATING ITEMS:

Other Income (Expense)

     Other income (expense) includes a one-time pretax charge of $7.3 million at Tampa Electric reflecting the FPSC decision denying recovery of certain coal expenses. See Utility Regulation - Cost Recovery Clauses section.
     The dividend requirement for Tampa Electric preferred stock, included in Other Income (expense), declined in 1997 reflecting the redemption of all outstanding preferred stock. Allowance for other funds used during construction (AFUDC) was $.1 million in 1997 and $16.5 million in 1996; no AFUDC was recorded in 1998. AFUDC is expected to be approximately $1-2 million per year over the next five years.

Interest Charges

     Interest charges were $104.3 million, down slightly from $105.8 million in 1997. Lower interest on a declining deferred revenue balance at Tampa Electric and lower short-term rates were partially offset by higher borrowing levels for new TECO Power Services initiatives and for interest on a capital lease of river barges in 1998.
     Interest charges were up 7 percent in 1997, reflecting lower AFUDC on borrowed funds at Tampa Electric.

Income Taxes

     Income tax expense decreased in 1998 as pretax income was reduced by $25.9 million of non-recurring charges. In 1997, income taxes were higher than in 1996, reflecting higher pretax income and the effect of lower AFUDC on equity funds at Tampa Electric. Income tax expense as a percent of income from continuing operations before taxes was 29 percent in 1998, 31 percent in 1997 and 27 percent in 1996.
     Total income tax expense was reduced by the federal tax credit related to the production of coalbed methane. This tax credit totaled $18.9 million in 1998, $20.2 million in 1997, and $19.6 million in 1996. The tax credit was $1.07 per Mcf in 1998, up from $1.05 in 1997. This rate escalates with inflation and could be limited by domestic oil prices. In 1998, domestic oil prices would have had to exceed $49 per barrel for this limitation to have been effective. The federal tax credit on production of coalbed methane is available through the year 2002.
     The income tax effect of gains and losses from discontinued operations is shown as a component of results from discontinued operations.

ACCOUNTING STANDARDS:

Accounting for Derivative Instruments and Hedging
     I n   1998,  the  Financial  Accounting  Standards  Board  issued
Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging, effective for fiscal years beginning after June 15, 1999. The new standard requires an entity to recognize d e rivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. TECO Energy does not use derivatives or other financial products for speculative purposes. The company has not yet determined to what extent the standard will impact its financial statements.

Reporting Comprehensive Income
     In 1997, the Financial Accounting Standards Board issued FAS 130, Reporting Comprehensive Income, effective for fiscal years beginning after Dec. 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the f i n ancial statements. For 1998, there were no components of comprehensive income other than net income.

CAPITAL EXPENDITURES:

     TECO Energy's 1998 capital expenditures of $296 million included $176 million for Tampa Electric, $56 million for Peoples Gas System and $64 million for the diversified companies. Tampa Electric invested $154 million in 1998 for equipment and facilities to meet its growing customer base and generating equipment improvements, $16 million to begin construction of a flue gas desulfurization (FGD) system, or "scrubber" for Big Bend Units One and Two, and $6 million toward construction of Polk Unit Two, a gas and No. 2 oil-fired combustion t u rbine. Capital expenditures for Peoples Gas System included approximately $43 million for system expansion, including approximately $2.5 million related to its Southwest Florida expansion, and approximately $13 million for maintenance of the existing system. TECO Transport invested $46 million in 1998 for equipment additions and normal equipment replacement. TECO Coal spent $11 million for mining equipment replacements.
     TECO Energy estimates total capital expenditures for ongoing operations to be $422 million for 1999 and $1.2 billion during the 2000-2003 period. For 1999, Tampa Electric expects to spend $222 million, consisting of $61 million for a scrubber at Big Bend Power Station, $19 million in construction costs on Polk Unit Two and $142 million for other capital expenditures. At the end of 1998, Tampa Electric had outstanding commitments of about $68 million to complete the scrubber and $44 million to complete Polk Unit Two. Tampa Electric's total capital expenditures over the 2000-2003 period are projected to be $706 million, including $194 million for generation expansion and $6 million to complete the scrubber.
     Capital requirements for Peoples Gas System are expected to be about $75 million in 1999 and $208 million during the 2000-2003 period for infrastructure expansion to grow the customer base. Included in these amounts are $21 million in 1999 for the Southwest Florida expansion, and expenditures of approximately $40 million annually for other revenue-producing projects associated with normal system growth and expansion. The remainder represents expenditures for ongoing system maintenance. At the end of 1998, $8 million of these amounts had been committed.
     The diversified companies expect capital expenditures of about $125 million in 1999 and $259 million during the 2000-2003 period. Included in these amounts are $65 million at TECO Power Services for construction of the San Jose Power Station and identified investments in additional projects. These estimates do not take into account any other future projects which are expected to emerge. Also included in t h e se amounts are the acquisition of coal mining equipment, acquisition of ocean transportation equipment and river barges and normal asset replacement. At the end of 1998, $34 million of these amounts had been committed.

ENVIRONMENTAL COMPLIANCE:

     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four FGD system with Unit Three, controlling stack emissions and using emission allowances. In 1998, Tampa Electric made a decision to add a scrubber in order to comply with Phase II of the CAAA. The $84 million scrubber will reduce the amount of sulfur dioxide emitted by the Tampa Electric's Big Bend Units One and Two and will allow significant fuel savings at other Tampa Electric units. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, will be equipped with scrubber technology.
     The FPSC approved the FGD system as the most cost effective a l t e rnative for Tampa Electric to meet its CAAA compliance requirements and the recovery of prudently incurred costs through the environmental cost recovery clause. Cost recovery will not begin, however, until the FGD system is in service and Tampa Electric has applied for such recovery specifying the costs actually incurred.
     The U.S. Environmental Protection Agency (EPA) has commenced an investigation under the Clean Air Act of coal-fired electric power generators to determine compliance with environmental permitting requirements associated with repairs, maintenance, modifications and operations changes made to the facilities over the years. The EPA's focus is on whether new source performance standards should be applied to the changes and, accordingly, whether the best available control technology was or should have been used. Tampa Electric is one of several electric utilities that have been visited by EPA personnel and received a comprehensive request for information pursuant to Section 114 of EPA's Clean Air Act regulations. Tampa Electric is furnishing appropriate information. It believes that it has built, maintained and operated its facilities in compliance with relevant environmental permitting requirements. The timing of completion and the outcome of the EPA s investigation are uncertain.
     Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.

UTILITY REGULATION:

Rate Stabilization Strategy
     Tampa Electric's objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period are being accomplished through agreements entered into with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the FPSC.
     Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues. Under this plan Tampa Electric's allowed return on equity increased to an 11.75 percent midpoint with a range of 10.75 percent to 12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent. Also as part of this plan, Tampa Electric's oil backout tariff was eliminated as of January 1996, reducing annual revenues by approximately $12 million.
     In 1995, Tampa Electric deferred $51 million of revenues under this plan. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code.
     In 1996, the FPSC approved agreements between Tampa Electric, the OPC and the FIPUG which froze base rates for the electric utility through 1999, returned $50 million to customers between October 1996 and December 1998 through refunds and a temporary base rate reduction and allowed full recovery for the capital costs incurred in the Polk Unit One project.
     In addition, the agreements set forth multi-year plans for allocating revenues based on Tampa Electric's ROE. For the years 1996 through 1998, Tampa Electric retained all revenues contributing to a
ROE of 11.75 percent. Under this plan, any additional revenues were allocated as follows:
     *In 1996, 40 percent of any actual revenues contributing to a ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60 percent were deferred for use in 1997 and 1998. The company deferred $34 million in 1996. This amount and the deferred revenues and interest from 1995 (less $25 million of refunds) provided $68 million for use by the company in 1997 and 1998.
     *In 1997, 40 percent of any revenues that contributed to a ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent were deferred for use in 1998 as were all revenues in excess of 12.75 percent. The company recognized $31 million in 1997 of the revenues and interest deferred from 1995 and 1996.
     *In 1998, 40 percent of any revenues that contributed to a ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent, along with all revenues contributing to a ROE in excess of 12.75 percent, including deferrals from prior years, will be refunded to customers in 1999. In 1998, Tampa Electric recognized all of the remaining deferred revenues and interest from 1995 and 1996, and based on 1998 earnings levels, expects to refund $1 million to customers in 1999, following audits for the years 1997 and 1998 and final review by the FPSC.
     *For 1999, 60 percent of the revenues contributing to a ROE in excess of 12 percent will be refunded to customers in 2000 following audit and review by the FPSC along with any 1999 revenues that contribute to a ROE above 12.75 percent.
     In 1998, Tampa Electric recorded $1.1 million in after-tax charges relating to its 1996 earnings as a result of an FPSC audit of t h a t year which involved several adjustments, including the establishment for regulatory purposes of an equity ratio cap of 58.7 percent for 1996 compared to the actual ratio for the year of 59.5 percent. Because of the return on equity thresholds in Tampa Electric's regulatory agreements described above and the potential for customer refunds in 1999 and 2000, Tampa Electric expects continuing audit scrutiny by the FPSC and active involvement of intervenors in the proceedings for determining the appropriate level of earnings for the remaining years of the stipulation and the resulting level of deferrals and/or refunds.
     The regulatory arrangements described above covered periods that end on Dec. 31, 1999. In the absence of any new arrangement, Tampa Electric's rates and the midpoint of its allowed rate of return on common equity (11.75 percent) will continue in effect until such time as changes are occasioned by an agreement approved by the FPSC or other FPSC action as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric cannot predict whether there will be any such agreement or the potential outcome related to any other proceedings.
     The effective implementation of the rate stabilization strategy has resulted in residential retail rates for 1999 that are below $80 per 1,000 kwh, even as Polk Unit One was brought on line. This rate is almost 10 percent lower than 1994 rates just prior to the rate stabilization plan and comparable to rates in 1985.

Wholesale Power Sales Contracts
     In 1997, the FPSC ruled that costs associated with two long-term, wholesale power sales contracts should be assigned to the wholesale jurisdiction for 1997 through 1999. It further required that, for retail rate making purposes through the end of the stipulation period, the costs separated from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts were based. By 1998, one of these contracts had been terminated.

     In order to mitigate the impacts of the FPSC's ruling on the remaining contract, which expires in 2001, Tampa Electric entered into firm purchased power contracts with third parties in early 1998 to provide replacement power through 1999. As a result, Tampa Electric is no longer separating the associated generation assets from the retail jurisdiction. Because the costs under the firm purchased power c o ntracts exceeded the revenues associated with the remaining wholesale power sale agreement, Tampa Electric recorded a $9.6-million pretax charge in the first quarter of 1998.
     Tampa Electric is considering applying to the FPSC for a ruling that would provide for more favorable regulatory accounting treatment after 1999, as well as other mitigation measures.

Cost Recovery Clauses
     In 1998, the FPSC changed its proceedings for the recovery of fuel, purchase power and environmental costs from semi-annual to annual. In the November 1998 proceeding for calendar year 1999, the FPSC disallowed retroactively to 1992 certain quality adjustments for coal purchased from a Tampa Electric affiliate in excess of an established benchmark. This resulted in a one-time pretax charge of $7.3 million in 1998. In this same proceeding, the FPSC allowed the recovery of $4.5 million in 1999 for environmental costs, a portion of which constitutes a return on investment. These recoveries, subject to annual approval, are expected to continue in future years in declining amounts as assets depreciate.

Long Range Power Supply Planning
     Tampa Electric filed a Ten Year Site Plan with the FPSC in April 1998. An amended plan was filed in August 1998 as the result of greater-than-expected growth in retail load. Strong demand in 1997, followed by record energy sales throughout the summer of 1998, were evidence of this growth. This trend resulted in a projection of reserves falling below the planning criteria of a 15 percent reserve margin prior to the originally scheduled in service date of the next proposed generation addition in 2003. The revised plan includes a combustion turbine with a winter rating of 180 MW in January 2001. Plans for the addition of an already scheduled combustion turbine for 2003 remain unchanged.
     These additions are not subject to the FPSC's competitive bidding requirements for capacity requirements, but they are subject to its standard offer. A standard offer is a requirement of the FPSC that is made to qualifying facilities and municipal solid waste facilities for purchased power in order to offset the construction of a new unit. Construction of a new unit may be disallowed entirely if enough power is contracted. The quantity of power placed in the standard offer as well as the terms and conditions of the contract are specified by the utility and require the approval of the FPSC.

Utility Competition: Electric
     Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of self-generation available to larger users of electric energy. Such users may seek to expand their options through various initiatives, including legislative and/or regulatory changes that would permit competition at the retail level. One such initiative, which has apparently been terminated, involved the proposed merchant power plant described below with a claimed self generation use. This is further discussed in the Wholesale Power Market section which follows. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.
     In 1998, the FPSC approved a tariff for Tampa Electric that should assist in reducing the loss of existing at-risk load and assist in the acquisition of new load. This Commercial/ Industrial Service Rider is a load retention or economic development contract, that provides for flexible pricing to meet competitive alternatives available to existing or potential new customers.

Wholesale Power Market
     There  is  presently  active  competition  in the wholesale power markets in Florida, increasing largely as a result of the Energy Policy act of 1992 and related federal initiatives. This Act removed for independent power producers certain regulatory barriers and required utilities to transmit power from such producers, utilities and others to wholesale customers.
     A significant question to be addressed in Florida is whether merchant power plants should be permitted to serve growing customer demand for electricity. Merchant plants are built on speculation without a portion or all of their capacity committed under firm purchase agreements. Tampa Electric believes that only Florida utilities or entities with contracts for firm capacity to serve the long-term needs of a Florida utility can legally be applicants under the Florida Power Plant Siting Act (PPSA). The PPSA governs the building of new generation involving steam capacity of 75 megawatts or more and requires the applicant to demonstrate that a plant is needed prior to receiving construction and operating permits.
     In 1997, IMC Agrico (IMCA), a retail customer of Tampa Electric and other utilities, and Duke Energy announced that they had signed a letter of intent for the construction of a natural gas-fired, combined-cycle power plant with a minimum capacity of 240 megawatts to serve load currently served by Tampa Electric and two other utilities, and the merchant wholesale function described above.
     Tampa Electric and others objected to the proposed project on the grounds that it involved retail transactions within defined service areas that are prohibited under existing Florida regulation. In early 1998 and prior to an FPSC-ordered evidentiary hearing to determine if the proposed project should be considered permitted self-generation or a prohibited retail sale, IMCA withdrew its petition. Duke Energy subsequently announced that it did not intend to pursue the project with IMCA.
     In late 1998, New Smyrna Beach and Duke Energy New Smyrna Beach Power Company Ltd. applied for FPSC determination of need for a proposed 514-megawatt merchant power plant in Volusia County, Florida, to supply 30 megawatts of capacity and associated energy to the Utilities Commission of the City of New Smyrna Beach with the remaining capacity designated for wholesale sales to other utilities. Tampa Electric and others intervened to oppose this proposal. On March 4, 1999, the FPSC determined that the proponents of the merchant plant are proper applicants under the PPSA and voted to approve the need for the proposed merchant plant. These decisions are expected to be appealed. The proposed plant is still subject to environmental and other regulatory approvals.
     If the FPSC decision is upheld or other regulatory or legislative actions are taken that allow the construction of wholesale merchant power plants, the wholesale operations of Tampa Electric and other Florida utilities could be adversely affected.

Utility Competition: Gas
     Although Peoples Gas System is not in direct competition with any other regulated distributors of natural gas for customers within its service areas, there are other forms of competition. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services.
     Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly, either using Peoples Gas System facilities or transporting gas through other facilities, thereby bypassing Peoples Gas System facilities. In response to this competition, various programs have been developed including the provision of transportation services at discounted rates.
     In general, Peoples Gas System faces competition from other energy source suppliers offering fuel oil, electricity and in some cases propane. Peoples Gas System has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high-quality service to customers.

INVESTMENT ACTIVITY:

     At Dec. 31, 1998, TECO Energy had $16.9 million in cash, cash equivalents and short-term investments versus $10.6 million at year-end 1997.
     The company also has a continuing investment in leveraged leases of $57 million. At Dec. 31, 1998, the net leveraged lease investment was essentially a zero balance and all leases were performing on a current basis. The company has made no investment in leveraged leases since 1989.

FINANCING ACTIVITY:

     TECO Energy's 1998 year-end capital structure, excluding the effect of unearned compensation, was 51 percent debt and 49 percent common equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings / Senior Debt
                     Duff & Phelps    Moody's      Standard & Poor's

Tampa Electric Company    AA+           Aa2               AA
TECO Finance /
TECO Energy               AA-            A1               AA-

     In the second quarter of 1998, Tampa Electric Company filed a registration statement for the issuance of up to $200 million of medium-term notes. In July 1998, Tampa Electric Company issued $50 million of Remarketed Notes due 2038. The notes, which bear an initial coupon rate of 5.94%, are subject to mandatory tender on July 15, 2001, at which time they will be remarketed or redeemed. Net proceeds were $51 million which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase the notes in 2001. If this right is exercised, for the following 10 years the Notes will bear interest at 5.41% plus a premium based on Tampa Electric Company's then-current credit spread above United States Treasury Notes with 10 years to maturity.
     In the third quarter of 1998, TECO Energy filed a registration statement for the issuance of up to $200 million of medium-term notes.

In September 1998, TECO Energy issued $150 million of Remarketed Notes, due 2038. The notes, which bear an initial coupon rate of
5.54%, are subject to mandatory tender on Sept. 15, 2001, at which time they will be remarketed or redeemed. Net proceeds were $153 million which included a premium paid to TECO Energy by the remarketing agent for the right to purchase the notes in 2001. If this right is exercised, for the following 10 years the Notes will bear interest at 5.41% plus a premium based on TECO Energy's then-current credit spread above United States Treasury Notes with 10 years to maturity.
     Proceeds from both note issues were used to repay short-term debt and for general corporate purposes.
     TECO Energy raised $9.2 million of common equity in 1996 from the sale of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (DRP). In 1997 and 1998, the DRP purchased TECO Energy shares on the open market for plan participants.
     As  a  part  of  its  risk  management  program, during 1995 TECO
Finance entered into an interest rate exchange agreement to moderate its exposure to short-term interest rate changes. This three-year agreement effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance paid a fixed rate of 5.8% and received a floating rate based on a 30-day commercial paper index. This agreement, which expired in June 1998, did not have a significant impact on interest expense in 1998, 1997 or 1996.
     TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10 percent increase in TECO Energy's weighted average interest rate on its variable rate debt would not have a significant impact on TECO Energy's pretax earnings over the next fiscal year.
     A hypothetical 10 percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at Dec. 31, 1998.
     Based on policies and procedures approved by the Board of Directors, from time to time TECO Energy enters into futures, swaps and option contracts to moderate its exposure to interest rate changes. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate.
     Based on policies and procedures approved by the Board of Directors, from time to time TECO Energy enters into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, and to limit exposure to fuel price increases at TECO Transport. The benefits of these financial arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate.
     T E CO Energy does not use derivatives or other financial instruments for speculative purposes.

LIQUIDITY, CAPITAL RESOURCES:

     TECO Energy and its operating companies met cash needs during 1998 largely with internally generated funds, with the balance of cash needs coming from net borrowings.
     At Dec. 31, 1998, TECO Energy had bank credit lines of $485 million, all of which were available.
     TECO  Energy  anticipates  meeting  its  capital requirements for
o n going operations in the 1999-2003 period substantially from internally generated funds. TECO Power Services expects to finance the San Jose Power Station with limited-recourse project financing upon commercial operation.

INVESTMENT CONSIDERATIONS:

     The following are certain factors that could affect TECO Energy's f u ture results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by or on the behalf of TECO Energy, since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.
     G e neral Economic Conditions. The company's businesses are dependent on general economic conditions. In particular, the projected growth in Tampa Electric's service area and in Florida is important to the realization of Tampa Electric's and the Peoples Gas companies' forecasts for annual energy sales growth. An unanticipated downturn in the local area's or Florida's economy could adversely affect Tampa Electric's or the Peoples Gas companies' performance.
     The activities of the diversified businesses, particularly TECO Transport and TECO Coal, are also affected by general economic conditions in the respective industries and geographic areas they serve, both nationally and internationally.
     Weather Variations. Most of TECO Energy's businesses are affected by variations in general weather conditions and unusually severe weather. Tampa Electric's and the Peoples Gas companies' energy sales are particularly sensitive to variations in weather conditions. The TECO Energy companies forecast energy sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also have an effect on operating costs as well as sales.
     Peoples Gas System and Peoples Gas Company are more weather sensitive, with a single winter peak period, than Tampa Electric, with both summer and winter peak periods. Mild winter weather in Florida can be expected to negatively impact results at the Peoples Gas companies.
     Variations in weather conditions also affect the demand and prices for the commodities sold by TECO Coalbed Methane and TECO Coal. TECO Transport also is impacted by weather because of its effects on the supply of and demand for the products transported. Severe weather conditions that could interrupt or slow service and increase operating costs also affects these businesses.
     Potential Competitive Changes. The electric industry has been undergoing certain restructuring. Competition in wholesale power sales has been introduced on a national level. Some states have mandated or encouraged competition at the retail level, and in some situations required divestiture of generating assets. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation, market conditions or initiatives of other electric power providers, however, particularly with respect to retail competition, could adversely affect Tampa Electric's business and its performance. The company's long-range projections are based on its expectation that there will not be any significant change in Tampa Electric's competitive environment.
     The gas distribution industry has been subject to competitive forces for several years. Further unbundling of gas service could adversely affect Peoples Gas System.

     Regulatory Actions. Tampa Electric and Peoples Gas System operate in highly regulated industries. Their retail operations, including the prices charged, are regulated by the FPSC, and Tampa Electric's wholesale power sales and transmission services are subject to regulation by FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse effect on Tampa Electric's or Peoples Gas System's performance.
     Commodity Price Changes. Most of TECO Energy's businesses are sensitive to changes in certain commodity prices. Such changes could affect the prices they charge, their operating costs and the competitive position of their products and services.
     In the case of Tampa Electric, fuel costs used for generation are mostly affected by the cost of coal. Tampa Electric is able to recover the cost of fuel through retail customers' bills, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. On the wholesale side, the ability to make sales and the margins on power sales are affected by the cost of coal to Tampa Electric, particularly as it relates to the cost of gas and oil to other power producers.
     In the case of Peoples Gas System, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and therefore the competitive position of Peoples Gas relative to electricity, other forms of energy and other gas suppliers.
     At the diversified companies, changes in gas and coal prices directly affect the margins at TECO Coalbed Methane, TECO Coal and TECO Transport. TECO Coalbed Methane is exposed to commodity price risk through the sale of natural gas. A 10 percent change in the market price of natural gas would not have a significant impact on TECO Energy's earnings. TECO Coal is exposed to commodity price risk through coal sales. A 10 percent change in the market price of coal in any one year would not have a significant impact on TECO Energy's earnings for that year.
     Gas Production Levels. Results at TECO Coalbed Methane are affected by its level of production which is declining. The company's long-range forecast assumes that production will decline approximately 9 percent annually. Actual production levels may be greater or less than those assumed.
     Business Growth Opportunities. Part of the company's previously announced long-term strategy is to grow its diversified business. Much of its targeted growth is dependent on the ability to find attractive acquisition and development opportunities and independent power
p r o jects. The company's long-range forecast is based on its expectation that it will be successful in finding and capitalizing on these acquisition and development opportunities and independent power projects, but there can be no assurance that its efforts will be successful.
     International Risks. TECO Power Services is involved in several i n t e rnational projects and expects to enter into additional international projects during the next few years. These projects involve numerous risks that are not present in domestic projects, including expropriation, political instability, currency exchange rate fluctuations, repatriation restrictions, and regulatory and legal uncertainties. The company's long-range forecast assumes that TECO Power Services will mitigate losses associated with these risks through a variety of risk mitigation measures, including specific contractual provisions, teaming with strong international and local partners, obtaining limited-recourse financing and, where appropriate, obtaining political risk insurance.
     Environmental Matters. TECO Energy's businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on the company or result in the curtailment of some activities.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
     TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities.
     From time to time, TECO Energy or its affiliates may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.
     See the discussion of interest rate risk in the Financing Activity section on page 48.

Commodity Price Risk
     Currently, at Tampa Electric and Peoples Gas System, commodity price increases due to changes in market conditions for fuel, purchased power and natural gas are recovered through cost recovery clauses, with no effect on earnings.
     TECO Coalbed Methane is exposed to commodity price risk through the sale of natural gas, and TECO Coal is exposed to commodity price risk through coal sales.
     From time to time, TECO Energy or its affiliates may enter into futures, swaps and options contracts to hedge the selling price for physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, or to limit exposure to fuel price increases at TECO Transport.
     See the discussions of commodity price risks in the Financing Activities section on page 48 and in the Investment Considerations -- Commodity Price Changes section on page 50.

     TECO Energy and its affiliates do not use derivatives or other financial products for speculative purposes.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                   No.

Report of Independent Accountants                                   53

Consolidated Balance Sheets, Dec. 31, 1998 and 1997                 54

Consolidated Statements of Income for the years ended
 Dec. 31, 1998, 1997 and 1996                                       55

Consolidated Statements of Cash Flows for the years
 ended Dec. 31, 1998, 1997 and 1996                                 56

Consolidated Statements of Common Equity for the years
 ended Dec. 31, 1998, 1997 and 1996                                 57

Notes to Consolidated Financial Statements                       58-80


     Financial  Statement  Schedules  have been omitted since they are
not   required,  are  inapplicable  or  the  required  information  is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and shareholders of
of TECO Energy, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of common equity present fairly, in all material respects, the financial position of TECO Energy, Inc. and its subsidiaries at Dec. 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1998, in conformity with generally accepted accounting principles. These f i n ancial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            PricewaterhouseCoopers LLP

Tampa, Florida
Jan. 15, 1999, except for certain
information included in Note I,
for which the date is March 26, 1999

                            CONSOLIDATED BALANCE SHEETS
                                    (millions)
                                      Assets
Dec. 31,                                 1998           1997
Current Assets
Cash and cash equivalents            $   16.9       $   10.6
Receivables, less allowance
     for uncollectibles                 229.6          222.7
Inventories, at average cost
 Fuel                                    93.2           80.8
 Materials and supplies                  64.1           63.1
Prepayments                              15.1           12.9
                                        418.9          390.1
Property, Plant and Equipment,
     at Original Cost
Utility plant in service
 Electric                             3,991.3        3,880.6
 Gas                                    518.5          471.1
Construction work in progress           101.1           57.0
Other property                          989.6          950.8
                                      5,600.5        5,359.5
Accumulated depreciation             (2,292.9)      (2,123.0)
                                      3,307.6        3,236.5
Other Assets
Other investments                        72.0           88.3
Deferred income taxes                    99.1           88.1
Deferred charges and other assets       281.7          157.4
                                        452.8          333.8
                                     $4,179.3       $3,960.4

                             Liabilities and Capital
Current Liabilities
Long-term debt due within one year   $   36.0       $   12.7
Notes payable                           319.0          447.5
Accounts payable                        208.1          158.7
Customer deposits                        78.3           77.9
Interest accrued                         14.2           21.8
Taxes accrued                             5.1           14.0
                                        660.7          732.6
Other Liabilities
Deferred income taxes                   499.9          470.9
Investment tax credits                   46.7           51.7
Regulatory liability-tax related         34.0           35.1
Other deferred credits                  150.6          145.2
Long-term debt, less amount
     due within one year              1,279.6        1,080.2

Capital
Common equity                         1,569.2        1,512.2
Unearned compensation                   (61.4)         (67.5)
                                     $4,179.3       $3,960.4

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                                 (millions)

Year ended Dec. 31,                       1998         1997       1996

Revenues                             $1,958.1     $ 1,862.3    $ 1,775.3
Expenses
Operation                             1,030.1         966.6        955.5
Maintenance                             128.9         114.2         97.4
Non-recurring charges                    25.9            --           --
Depreciation                            228.3         225.4        202.8
Taxes, other than income                149.4         143.5        137.8
                                      1,562.6       1,449.7      1,393.5

Income from Operations                  395.5         412.6        381.8

Other Income (Expense)
Allowance for other funds used
 during construction                       --           0.1         16.5
Other income (expense)                   (9.8)         (0.3)         1.4
Preferred dividend requirements of
 Tampa Electric                            --          (0.5)        (1.8)
                                         (9.8)         (0.7)        16.1
Income Before Interest and
 Income Taxes                           385.7         411.9        397.9
Interest Charges
Interest expense                        104.3         105.9        105.1
Allowance for borrowed funds
 used during construction                  --          (0.1)        (6.4)
                                        104.3         105.8         98.7
Income Before Provision for
 Income Taxes                           281.4         306.1        299.2
Provision for income taxes               81.0          94.7         81.8
Net income from continuing
 operations                             200.4         211.4        217.4
Net Loss from Discontinued
 Operations, net of income tax
 benefit of $3.5 million and $0.5
 million for 1997 and 1996,
 respectively                              --          (6.5)        (0.9)
Gain (Loss) on Disposal of
 Discontinued Operations, net of
 income tax expense of $3.9 million
 for 1998 and income tax benefit of
 $1.6 million for 1997                    6.1          (3.0)          --
Net Income                           $  206.5     $   201.9    $   216.5

Average common shares
 outstanding during year                131.7         130.8        129.3

Earnings per Average Common Share
 Outstanding
 From continuing operations
    --Basic                          $   1.52     $    1.62    $    1.68
    --Diluted                        $   1.52     $    1.61    $    1.67

 Net income
    --Basic                          $   1.57     $    1.54    $    1.67
    --Diluted                        $   1.57     $    1.54    $    1.67

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
Year ended Dec. 31,                       1998         1997         1996
Cash Flows from Operating Activities
Net income                            $ 206.5       $ 201.9      $ 216.5
Adjustments to reconcile net income to
  net cash from operating activities
 Depreciation                           228.3         225.4        202.8
 Deferred income taxes                   14.6          (1.9)         9.7
 Investment tax credits, net             (5.0)         (5.0)        (5.1)
 Allowance for funds used
  during construction                      --          (0.2)       (22.9)
 Amortization of unearned
  compensation                            7.8           5.9          5.4
 Loss (gain) on disposal of
 discontinued operations, pretax        (10.0)           --           --
 Deferred revenue                       (38.3)        (30.5)        34.2
 Deferred recovery clause                17.4           2.7          7.4
 Refund to customers                       --         (19.8)        (6.0)
 Non-recurring charges                   33.2            --           --
 Receivables, less allowance for
  uncollectibles                         (6.9)          6.4        (26.3)
 Inventories                            (13.5)        (21.4)         7.6
 Taxes accrued                           (8.8)         (0.9)        (1.6)
 Interest accrued                        (7.7)          1.6          2.8
 Accounts payable                        47.3          (2.8)        (9.6)
 Other                                   25.5         (10.6)        (1.3)
                                        490.4         350.8        413.6
Cash Flows from Investing Activities
 Capital expenditures                  (296.1)       (212.6)      (296.3)
 Allowance for funds used
  during construction                      --           0.2         22.9
 Investment in short-term investments      --            --         32.3
 Net proceeds from sale of assets        37.5            --           --
 Investment in unconsolidated
     affiliates                        (135.1)         (4.9)          --
 Other non-current investments            7.8           6.9          2.8
                                       (385.9)       (210.4)      (238.3)
Cash Flows from Financing Activities
 Common stock                             6.7           5.1         13.9
 Proceeds from long-term debt           201.2          29.3         78.1
 Repayment of long-term debt            (16.2)       (103.8)       (34.0)
 Net increase (decrease) in
     credit lines                          --         (49.8)        (6.2)
 Net increase (decrease) in
     short-term debt                   (128.5)        141.2        (55.8)
 Redemption of preferred stock             --         (20.4)       (35.5)
 Dividends                             (161.4)       (147.3)      (134.2)
                                        (98.2)       (145.7)      (173.7)
Net increase (decrease) in
 cash and cash equivalents                6.3          (5.3)         1.6
Cash and cash equivalents at
 beginning of year                       10.6          15.9         14.3
Cash and cash equivalents at
     end of year                      $  16.9       $  10.6      $  15.9

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
 Interest (net of amounts capitalized)$  99.3        $115.5       $ 93.8
 Income taxes                         $  66.2        $ 97.4       $ 87.1

The accompanying notes are an integral part of the consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                             (millions)
                                               Additional                                Total
                                       Common    Paid-in   Retained      Unearned       Common
                           Shares(1)     Stock    Capital  Earnings  Compensation       Equity
Balance, Dec. 31, 1995         128.8    $128.8    $332.3   $  878.1        $(74.2)    $1,265.0
 Net income for 1996                                          216.5                      216.5
 Common stock issued             0.9       0.9      17.2                     (1.9)        16.8
 Cash dividends declared                                     (134.2)                    (134.2)
 Amortization of unearned
  compensation                                                                5.4          5.4
 Premium on redemption of
  preferred stock                                              (0.5)                      (0.5)
 Tax benefits-ESOP dividends
  and stock options                                  0.9        2.2                        2.5
Balance, Dec. 31, 1996         129.7     129.7     350.4      962.1         (70.7)     1,371.5
 Net income for 1997                                          201.9                      201.9
 Common stock issued             0.4       0.4       7.3                     (2.7)         5.0
 Common stock issued-
  West Florida Gas Inc. merger   0.8       0.8      (1.1)       5.8                        5.5
 Cash dividends declared                                     (147.3)                    (147.3)
 Amortization of unearned
  compensation                                                                5.9          5.9
 Tax benefits-ESOP dividends
  and stock options                                  0.1        2.1                        2.2
Balance, Dec. 31, 1997         130.9     130.9     356.7    1,024.6         (67.5)     1,444.7
 Net income for 1998                                          206.5                      206.5
 Common stock issued             0.5       0.5       7.2                     (1.7)         6.0
 Common stock issued-
  Griffis, Inc. merger           0.6       0.6                  0.8                        1.4
 Dividends declared                                          (161.4)                    (161.4)
 Amortization of unearned
  compensation                                                                7.8          7.8
 Tax benefits-ESOP dividends
  and stock options                                   0.7       2.1                        2.8
Balance, Dec. 31, 1998         132.0    $132.0     $364.6  $1,072.6        $(61.4)    $1,507.8

The accompanying notes are an integral part of the consolidated financial statements.

(1) TECO Energy had 400 million shares of $1 par value common stock authorized in 1998, 1997 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Principles of Consolidation
     The significant accounting policies for both utility and diversified operations are as follows:
     The consolidated financial statements include the accounts of TECO Energy, Inc. (TECO Energy or the company) and its wholly owned subsidiaries, including the Peoples Gas companies acquired in 1997.
     The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.
     T h e proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane's and TECO Oil & Gas undivided interest in joint venture property is included in the consolidated financial statements.
     All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Basis of Accounting
     Tampa Electric and Peoples Gas System (the regulated utilities) maintain their accounts in accordance with recognized policies prescribed  or  permitted  by  the  Florida Public Service Commission
(FPSC). In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995 and 1996. Revenues are recognized as allowed in 1997 and 1998 under the terms of the agreements.
     The regulated utilities retail business is regulated by the FPSC and Tampa Electric s wholesale business is regulated by FERC. Prices allowed, with respect to Tampa Electric, by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial s t a t ements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity and conservation costs for Peoples Gas System. These adjustment factors are based on costs projected for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits, and under-recoveries of costs are recorded as deferred debits.
     In August 1996, the FPSC approved Tampa Electric's petition for recovery of certain environmental compliance costs through the Environmental Cost Recovery Clause.
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coal of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5-million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the 10-year period beginning April 1, 1995. In 1998, 1997 and 1996, $2.7 million of buy-out costs were amortized to expense.
     Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
     In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provided for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consisted of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.
     In October 1996, the FPSC approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of the capital costs incurred in the construction of the Polk Power Station project, and calls for an extension of the base rate freeze established in the May agreement through 1999. The October agreement also established a $25-million temporary base rate reduction reflected as a credit on customer bills over a 15-month period. The reduction began Oct. 1, 1997 which immediately followed the $25-million refund in the May agreement.

Depreciation
     TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.1% for 1998 and 4.0% for 1997 and 1996.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Asset Impairment
     The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. In 1998, TECO Coal Corporation recorded a one-time after-tax charge of $8.9 million to adjust assets values of certain mining operations, and TeCom, Inc. recorded an after-tax charge of $1.7 million to write off product development costs associated with InterLane features developed early in the product life and no longer incorporated in the current system's design. No write-down of assets due to impairment was required in 1997 or 1996.

Reporting Comprehensive Income
     In 1997, the Financial Accounting Standards Board issued FAS 130, Reporting Comprehensive Income, effective for fiscal years beginning after Dec. 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the years ended Dec. 31, 1998, 1997 and 1996.

Foreign Operations
     The functional currency of the company's foreign investments is primarily the U.S. dollar. Transactions in the local currency are remeasured to the U.S. dollar for financial reporting purposes with aggregate transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income in 1998, 1997 and 1996 were not significant.
     The investments are generally protected from any significant currency gains or losses by the terms of the power sales agreements and other related contracts, in which payments are defined in U.S. dollars.

Deferred Income Taxes
     TECO Energy utilizes the liability method in the measurement of deferred income taxes. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Tampa Electric and Peoples Gas System are regulated, and their books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

Investment Tax Credits
     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1998, 1997 and 1996. Total AFUDC for 1997 and 1996 was $0.2 million and $22.9 million, respectively. There were no qualifying projects in 1998. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Capitalized Development Costs
     TeCom, a subsidiary of TECO Energy, is developing for market advanced energy management and automation systems for commercial and residential applications. TeCom capitalized product development costs of $6.8 million in 1998, $6.5 million in 1997 and $4.9 million in 1996. The costs capitalized since 1996 and those anticipated to be capitalized during the product enhancement period are will be amortized over the expected life of the products, generally estimated to be the 4-year period after they become available for general distribution. Amortization expense, which began in September 1998, for products that have reached general availability was $0.8 million in 1998.

Interest Capitalized
     Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property.

Cash Equivalents
     C a s h equivalents are highly liquid, high-quality debt instruments purchased with a maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments. The amount of cash equivalents outstanding at Dec. 31, 1998 and 1997 was not significant.

Other Investments
     Other   investments  include  longer-term  passive  investments,
primarily leveraged leases.

Coalbed Methane Gas Properties
     TECO Coalbed Methane, a subsidiary of TECO Energy, has developed jointly the natural gas potential in a portion of Alabama's Black Warrior Basin.
     TECO Coalbed Methane utilizes the successful efforts method to account for its gas operations. Under this method, expenditures for unsuccessful exploration activities are expensed currently.
     Capitalized costs are amortized on the unit-of-production method u s i ng estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.
     Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1998 and 1997 were $210.3 million and $209.1 million respectively. Net proven reserves at Dec. 31, 1998 and 1997 were as follows:

Net Proven Reserves - Coalbed Methane Gas

(billion cubic feet)              1998           1997
Proven reserves,
  beginning of year               195.0          190.4
Production                        (17.6)         (19.2)
Revisions of previous estimates   (15.6)          23.8
Proven reserves, end of year      161.8          195.0
Number of wells                     655            669

Hedges - Fuel Prices

     TECO Energy enters into futures and options contracts, from time to time, to hedge the selling price for TECO Coalbed Methane s physical production, and to limit its exposure to gas price increases in both the regulated Peoples Gas System and the unregulated propane business, and oil price increases in the transportation business. TECO Energy does not use derivatives or other hedging instruments for speculative purposes.

Accounting for Derivative Instruments and Hedging
     In 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging, effective for fiscal years beginning after June 15, 1999. The new standard requires that an entity recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or net income, depending on the types of those instruments. TECO Energy does not use derivatives or other financial products for speculative purposes. The company has not yet determined to what extent the standard will impact its financial statements.

Mergers
     In  June  1997,  TECO  Energy  completed  its  merger with Lykes
Energy, Inc. (the Peoples companies) and issued approximately 12.1 million shares of its common stock. Concurrent with this merger, the regulated gas distribution utility, Peoples Gas System, Inc., was merged into Tampa Electric Company and now operates as the Peoples Gas System division of Tampa Electric Company.
     Also in June 1997, TECO Energy completed its merger with West Florida Gas Inc. (West Florida) and issued approximately .8 million shares of its common stock. Concurrent with this merger, West Florida s regulated gas distribution utility, West Florida Natural Gas Company, was merged into Tampa Electric Company and now operates as part of the Peoples Gas System division.
     These mergers were accounted for as poolings of interests and, accordingly, the company s Consolidated Balance Sheet as of Dec. 31, 1997 and its Consolidated Statements of Income and Cash Flows for the period ended Dec. 31, 1997 include the results of the Peoples companies and West Florida.
     In January 1998, the company acquired an unregulated Florida propane business, Griffis, Inc. (Griffis) and its affiliate, U.S. Propane, Inc., in a merger transaction and issued approximately .6 million shares of its common stock. These acquired businesses were then merged into and now operate as part of Peoples Gas Company.
     Financial statements and all financial information presented for periods prior to 1997 have been restated to include the results of the Peoples Gas companies. Prior period financial statements have not been restated to reflect the operations and financial position of West Florida and Griffis due to their size.

Reclassifications and Restatements
     Certain prior year amounts were reclassified or restated to conform with current year presentation.

B.   Common Equity

Stock-Based Compensation
     In April 1996, the shareholders approved the 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan superseded the 1990 Equity Incentive Plan (the "1990 Plan") which superseded the 1980 Stock Option and Appreciation Rights Plan (the "1980 Plan") and no additional grants will be made under the superseded Plans. The rights of the holders of outstanding options under the 1990 Plan and the 1980 Plan were not affected. The purpose of the 1996 Plan is to attract and retain key employees of the company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the company. The 1996 Plan amended the 1990 Plan to increase the number of shares of common stock subject to grants by 3,750,000 shares, expand the types of awards available to be granted and specify a limit on the maximum number of shares with respect to which stock options and stock appreciation rights may be made to any participant under the Plan. Under the 1996 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers and key employees of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each award, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.
     In April 1998, under the 1996 Plan, 749,585 stock options were granted, each with a weighted average option price of $27.56 and a maximum term of 10 years. In addition, 60,257 shares of restricted stock were awarded, each with a weighted average fair value of $27.56. Compensation expense recognized for stock grants awarded under the 1996 Plan was $2.3 million, $1.3 million and $0.5 million in 1998, 1997 and 1996. In general, the stock grants are restricted subject to continued employment; the 1998 stock grants vest in five years with the remainder vesting at normal retirement age.
     Stock option transactions during the last three years under the 1996 Plan, the 1990 Plan and the 1980 Plan (collectively referred to as the "Equity Plans"), are summarized as follows:

Stock Options - Equity Plans
                                     Option         Weighted Avg.
                                     Shares                Option
                                  (thousands)               Price

1998
Outstanding, beginning of year          2,372              $20.70
 Granted                                  750              $27.56
 Exercised                                385              $17.26
 Canceled                                   5              $26.48
Outstanding, end of year                2,732              $23.06
Exercisable, end of year                2,732              $23.06
Available for grant                     4,047

1997
Outstanding, beginning of year          2,286              $19.77
 Granted                                  352              $24.38
 Exercised                                265              $17.53
 Canceled                                   1              $24.38
Outstanding, end of year                2,372              $20.70
Exercisable, end of year                2,372              $20.70
Available for grant                     4,852

1996
Outstanding, beginning of year          2,263              $18.99
 Granted                                  293              $23.69
 Exercised                                268              $17.42
 Canceled                                   2              $23.56
Outstanding, end of year                2,286              $19.77
Exercisable, end of year                2,286              $19.77
Available for grant                     5,314

     As of Dec. 31, 1998 the 2.7 million options outstanding and currently exercisable under the Equity Plans are summarized in the following table:

Stock Options Outstanding at Dec. 31, 1998
                                                   Weighted
                                      Weighted        Avg.
      Option                             Avg.     Remaining
      Shares            Range of       Option    Contractual
   (thousands)       Option Prices      Price          Life

           70       $11.53 - $14.56     $13.95      1 Years
        1,008       $17.38 - $21.63     $19.65      5 Years
        1,654       $23.56 - $27.56     $25.52      8 years

     In April 1997, the Shareholders approved the 1997 Director Equity Plan (the "1997 Plan"), as an amendment and restatement of the 1991 Director Stock Option Plan (the 1991 Plan ). The 1997 Plan supersedes the 1991 Plan, and no additional grants will be made under the 1991 Plan. The rights of the holders of outstanding options under the 1991 Plan will not be affected. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan is administered by the Board of Directors. The 1997 Plan amended the 1991 Plan to increase the number of shares of common stock subject to grants by 250,000 shares, expanded the types of awards available to be granted and replaced the current fixed formula grant by giving the Board discretionary authority to determine the amount and timing of awards under the Plan.
     In April 1998, 24,000 options were granted, each with a weighted average option price of $27.56. Transactions during the last three years under the 1997 Plan are summarized as follows:

Director Equity Plan
                                     Option         Weighted Avg.
                                     Shares             Option
                                  (thousands)            Price
1998
Outstanding, beginning of year            249              $20.59
 Granted                                   24              $27.56
 Exercised                                 32              $21.10
 Canceled                                  --                  --
Outstanding, end of year                  241              $21.22
Exercisable, end of year                  241              $21.22
Available for grant                       400

1997
Outstanding, beginning of year            215              $19.96
 Granted                                   34              $24.60
 Exercised                                 --                  --
 Canceled                                  --                  --
Outstanding, end of year                  249              $20.59
Exercisable, end of year                  249              $20.59
Available for grant                       428

1996
Outstanding, beginning of year            175              $19.13
 Granted                                   40              $23.63
 Exercised                                 --                  --
 Canceled                                  --                  --
Outstanding, end of year                  215              $19.96
Exercisable, end of year                  215              $19.96
Available for grant                       246

     As  of  Dec.  31,  1998,  the  241,000  options  outstanding and currently exercisable under the 1997 Plan with option prices of $17.72-$27.56, had a weighted average option price of $21.22 and a weighted average remaining contractual life of five years.
     TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123), but applies Accounting Principles Board Opinion No. 25 and related i n t e rpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1997 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                 1998         1997      1996
Net Income
from
continuing
operations   As reported        $200.4       $211.4    $217.4
(millions)   Pro forma          $198.8       $210.7    $216.7

Net Income   As reported        $206.5       $201.9    $216.5
(millions)   Pro forma          $204.9       $201.1    $215.8

Net Income
from
continuing
operations   As reported        $ 1.52       $ 1.62    $ 1.68
-EPS basic   Pro forma          $ 1.51       $ 1.61    $ 1.68

Net Income   As reported        $ 1.57       $ 1.54    $ 1.67
-EPS basic   Pro forma          $ 1.56       $ 1.54    $ 1.67

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 5.64%, 6.81% and 6.42% for 1998, 1997 and 1996, respectively;
(b) an expected volatility factor and dividend yield to equal the rate in effect for the 36 months prior to grant; and (c) an average expected option life of 6 years.

Dividend Reinvestment Plan
     In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan (DRP). TECO Energy raised common equity from this plan of $9.2 million in 1996. In 1998 and 1997, the DRP purchased shares of TECO Energy common stock on the open market for plan participants.

Shareholder Rights Plan
     In 1989, TECO Energy declared a distribution of Rights to purchase one additional share of the company's common stock at a price of $40 per share for each share outstanding. The Rights expire in May 1999. The Rights will become exercisable 10 days after a person acquires 20 percent or more of the company's outstanding common stock or commences a tender offer that would result in such person owning 30 percent or more of such stock or at the time the Board of Directors declares a person who acquired 10 percent or more of such stock to be an "adverse person." If any person acquires 20 percent or more of the outstanding common stock or the Board declares that a person is an adverse person, the rights of holders, other than such acquiring person or adverse person, become rights to buy shares of common stock of the company (or of the acquiring company if the company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the exercise price of each right.
     The company may redeem the Rights at a nominal price per Right until 10 days after a person acquires 20 percent or more of the outstanding common stock but not after the Board has declared a person to be an adverse person.
     In October 1998, the Board of Directors renewed the Shareholder Rights Plan on substantially the same terms. Under the renewed plan, among other things, the Rights become effective upon the expiration (in May 1999) or the earlier termination of the existing Rights plan, the exercise price of the Rights is $90, the threshold percentage of beneficial ownership at which the Rights entitle holders to purchase common stock at a discount is 10% and the Rights expire in May 2009, subject to extension.

Employee Stock Ownership Plan
     Effective Jan. 1, 1990, TECO Energy amended the TECO Energy Group Retirement Savings Plan, a tax-qualified benefit plan available to substantially all employees, to include an employee stock ownership plan (ESOP). During 1990, the ESOP purchased 7 million shares of TECO Energy common stock on the open market for $100 million. The share purchase was financed through a loan from TECO Energy to the ESOP. This loan is at a fixed interest rate of 9.3% and will be repaid from dividends on ESOP shares and from TECO Energy's contributions to the ESOP.
     TECO Energy's contributions to the ESOP were $4.3 million, $3.4 million and $3.6 million in 1998, 1997 and 1996, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:


(millions)                       1998           1997           1996
Interest expense                 $7.3           $7.7           $8.0
Compensation expense              5.5            4.7            4.9
Dividends                        (8.1)          (7.8)          (7.5)
Net ESOP expense                 $4.7           $4.6           $5.4

     Compensation  expense  was  determined  by  the shares allocated method.
     At Dec. 31, 1998, the ESOP had 2.4 million allocated shares, .1 million committed-to-be-released shares, and 4.1 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.
     For financial statement purposes, the unallocated shares of TECO Energy stock are reflected as a reduction of common equity, classified as unearned compensation. Dividends on all ESOP shares are recorded as a reduction of retained earnings, as are dividends on all TECO Energy common stock. The tax benefit related to the dividends paid to the ESOP for allocated shares is a reduction of income tax expense and for unallocated shares is an increase in retained earnings. All ESOP shares are considered outstanding for earnings per share computations.

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

D.   Short-term Debt
     Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.16% and 5.72% at Dec. 31, 1998 and 1997, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1998 were $485 million. Certain lines of credit require commitment fees ranging from .05% to .075% on the unused balances.
     During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This t h ree-year agreement, which ended June 26, 1998, effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance paid a fixed rate of 5.8% and received a floating rate based on a 30-day commercial paper index. The costs of this agreement did not have a significant impact on interest expense in 1998, 1997 or 1996.

E.   Long-term Debt
                                                          Dec. 31,
(millions)                                  Due        1998       1997
TECO Energy
Medium-term notes payable: 9.29%(1)        2000    $   50.0    $  50.0
Medium-term notes payable: 5.35%(1)(2)     2001       150.0         --
                                                      200.0       50.0

Tampa Electric
First mortgage bonds (issuable in series):
 7 3/4%                                    2022        75.0       75.0
 5 3/4%                                    2000        80.0       80.0
 6 1/8%                                    2003        75.0       75.0
Installment contracts payable(3):
 5 3/4%                                    2007        23.5       23.8
 7 7/8% Refunding bonds(4)                 2021        25.0       25.0
 8% Refunding bonds(4)                     2022       100.0      100.0
 6 1/4% Refunding bonds(5)                 2034        86.0       86.0
 5.85%                                     2030        75.0       75.0
 Variable rate: 3.06% for 1998 and
  3.55% for 1997(1)                        2025        51.6       51.6
 Variable rate: 3.17% for 1998 and
  3.45% for 1997(1)                        2018        54.2       54.2
 Variable rate: 3.39% for 1998 and
  3.78% for 1997(1)                        2020        20.0       20.0
Medium-term notes payable: 5.11% (1)(6)    2001        38.0         --
                                                      703.3      665.6

Peoples Gas System
Senior Notes (7)
 10.35%                                    2007         6.8        7.4
 10.33%                                    2008         8.6        9.2
 10.3%                                     2009         9.2        9.4
 9.93%                                     2010         9.4        9.6
 8.0%                                      2012        32.0       33.5
Medium-term notes payable: 5.11% (1)(6)    2001        12.0         --
                                                       78.0       69.1
Diversified companies
Dock and wharf bonds, variable rate:
 3.15% for 1998 and 3.75% for 1997(1)(3)   2007       110.6      110.6
Mortgage notes payable: 7.6%               1999         0.2        0.8
Non-recourse secured facility notes,
 Series A: 7.8%                         1999-2012     137.9      143.5
Limited recourse secured facility
 note: 9.875%                           1999-2008      24.4       26.8
Capital lease: implicit rate of
 8.5% for 1998                          1999-2003      33.4         --
                                                      306.5      281.7
TECO Finance
Medium-term notes payable, various rates:
 7.26% for 1998 and 1997(1)             1999-2002      30.0       30.0

Unamortized debt premium (discount), net               (2.2)      (3.5)
                                                    1,315.6    1,092.9
Less amount due within one year(8)                     36.0       12.7
Total long-term debt                               $1,279.6   $1,080.2

(1)  Composite year-end interest rate.
(2) These notes are subject to mandatory tender on Sept. 15, 2001, at which time they will be redeemed or remarketed.
(3)  Tax-exempt securities.

(4) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
(5) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(6) These notes are subject to mandatory tender on July 15, 2001, at which time they will be redeemed or remarketed.
(7) These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.
(8) Of the amount due in 1999, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

     TECO Transport entered into a capital lease agreement with Midwest Marine Management Company in March 1998 for the charter of additional capacity. This lease covers 110 river barges and three towboats, classified as property, plant and equipment on the balance sheet; the corresponding $35 million five-year lease commitment was recorded as a long-term debt on the balance sheet. The following is a schedule of future minimum lease payments under the capitalized lease together with the present value of the net minimum lease payments as of Dec. 31, 1998:

                                             Amount
Year Ended Dec. 31:                        (millions)
     1999                                     $ 4.6
     2000                                       4.6
     2001                                       4.6
     2002                                       4.6
     2003                                      25.5
Total minimum lease payments                   43.9
Less: Amount representing interest             10.5
Present value of net minimum lease
 payments, including current
 maturities of $1.8 million                   $33.4

     Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral to secure its long-term debt. Maturities and annual sinking fund requirements of long-term debt for the years 2000, 2001, 2002 and 2003 are $145.7 million, $216.8 million, $27.3 million, and $117.0 million, respectively. Of these amounts $0.8 million per year for 2000 through 2003 may be satisfied by the substitution of property in lieu of cash payments.
     At Dec. 31, 1998, total long-term debt had a carrying amount of $1,279.6 million and an estimated fair market value of $1,404.7 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

F.   Retirement Plan

TECO Energy Retirement Plan

     TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final salary.
     The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 70 percent of plan assets were invested in common stocks and 30 percent in fixed income investments at Dec. 31, 1998.
     The Peoples Gas System retirement plan was merged with the TECO Energy retirement plan effective Jan. 1, 1998. As of Dec. 31, 1997, Peoples Gas System had a non-contributory defined benefit retirement plan which covered substantially all employees. Benefits were based on employees' years of service and average compensation during specified years of employment.
     Peoples Gas System s retirement plan was funded annually by the company within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. Plan assets were invested primarily in a collective investment trust consisting of equity securities, fixed income securities and cash equivalents.
     All information prior to 1998 has been restated to include the Peoples Gas System Retirement Plan.
     In 1997, the Financial Accounting Standards Board issued FAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. FAS 132 standardizes the disclosure requirements for pension and other postretirement benefits with additional information required on changes in the benefit obligations and fair values of plan assets. The company adopted FAS 132 with the additional disclosures included here and in Footnote G, Postretirement Benefit Plan.

Components of Net Pension Expense
(millions)                                  1998      1997      1996
Service cost
  (benefits earned during the period)      $11.2     $ 9.6     $ 9.9
Interest cost on projected
  benefit obligations                       24.8      23.6      22.2
Less: Expected return on plan assets       (31.5)    (28.4)    (26.4)
Amortization of:
  Unrecognized transition asset             (1.1)     (1.2)     (1.2)
  Prior service cost                         0.9       0.9       0.8
  Actuarial (gain) loss                       --      (0.3)     (0.1)
Net pension expense                          4.3       4.2       5.2
Special termination benefit charge           0.7        --        --
Curtailment charge                          (0.8)       --      (1.0)
Net pension expense recognized
  in the Consolidated Statements
  of Income                                $ 4.2     $ 4.2     $ 4.2

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                              Dec. 31,     Dec. 31,
                                                 1998         1997

Project benefit obligation, beginning
  of year                                       $344.7       $262.2
Change in benefit obligation due to:
  Service cost                                    11.2          9.6
  Interest cost                                   24.8         23.6
  Actuarial (gain) loss                           22.4         22.1
  Acquisitions                                      --         47.6
  Curtailments                                    (1.1)          --
  Special termination benefits                     0.7           --
  Gross benefits paid                            (19.0)       (20.4)
Projected benefit obligation, end
  of year                                        383.7        344.7
Fair value of plan assets, beginning
  of year                                        414.8        320.5
Change in plan assets due to:
  Actual return on plan assets                    72.2         65.8
  Employer contributions                           0.7           --
  Acquisitions                                      --         48.9
  Gross benefits paid                            (19.0)       (20.4)
Fair value of plan assets, end
  of year                                        468.7        414.8
Funded status, end of year                        85.0         70.1
Unrecognized net actuarial gain                 (102.9)       (83.7)
Unrecognized prior service cost                   10.7         11.0
Unrecognized net transition asset                 (7.0)        (8.1)
Accrued pension liability                       $(14.2)      $(10.7)

Assumptions Used in Determining Actuarial Valuations
                                                  1998         1997
Discount rate to determine projected
  benefit obligation                              6.75%        7.25%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%


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

Components of Postretirement Benefit Cost
(millions)
                                             1998     1997     1996
Service cost (benefits earned
    during the period)                      $ 2.6    $ 2.2    $ 2.4
Interest cost on projected
    benefit obligations                       6.1      6.1      6.1
Amortization of transition obligation
   (straight line over 20 years)              2.7      2.7      2.7
Amortization of actuarial loss/(gain)         0.1     (0.1)     0.3
 Net periodic Postretirement
    benefit expense                         $11.5    $10.9    $11.5

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                   Dec. 31,  Dec. 31,
                                                     1998      1997
Accumulated postretirement benefit obligation,
  beginning of year                                 $ 85.8    $ 83.4
Change in benefit obligation due to:
  Service cost                                         2.6       2.3
  Interest cost                                        6.1       6.1
  Plan participants' contributions                     0.3       0.3
  Actuarial (gain) loss                                3.3      (1.2)
  Gross benefits paid                                 (5.0)     (5.1)
Accumulated postretirement benefit obligation,
  end of year                                       $ 93.1    $ 85.8

Funded status, end of year                          $(93.1)   $(85.8)
Unrecognized net loss from past experience            12.2       9.0
Unrecognized transition obligation                    38.4      41.1
Liability for accrued postretirement benefit        $(42.5)   $(35.7)

Assumptions Used in Determining Actuarial Valuations
                                                      1998      1997
Discount rate to determine projected
  benefit obligation                                  6.75%    7.25%

     The assumed health care cost trend rate for medical costs prior to age 65 was 8.75% in 1998 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 6.75% in 1998 and decreases to 5.75% in 2002 and thereafter.
     A 1-percent increase in the medical trend rates would produce a 9-percent ($0.7 million) increase in the aggregate service and interest cost for 1998 and a 8-percent($7.4 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1998.
     A 1-percent decrease in the medical trend rates would produce a 7-percent ($0.6 million) decrease in the aggregate service and interest cost for 1998 and a 7-percent($6.4 million) decrease in the accumulated postretirement benefit obligation as of Dec. 31, 1998.

H. Income Tax Expense

Income tax expense consists of the following components:

(millions)                                Federal    State   Total
1998
 Currently payable                         $ 56.9   $ 10.9  $ 67.8
 Deferred                                    15.2      3.0    18.2
 Amortization of investment tax credits      (5.0)      --    (5.0)
 Income tax expense from continuing
   operations                                67.1     13.9    81.0
 Currently payable                            6.9      0.6     7.5
 Deferred                                    (3.6)      --    (3.6)
 Income tax benefit from discontinued
   operations                                 3.3      0.6     3.9
Total income tax expense                   $ 70.4   $ 14.5  $ 84.9

1997
 Currently payable                         $ 88.5    $ 9.9  $ 98.4
 Deferred                                    (6.0)     7.3     1.3
 Amortization of investment tax credits      (5.0)      --    (5.0)
 Income tax expense from continuing
   operations                                77.5     17.2    94.7
 Currently payable                           (4.1)     0.4    (3.7)
 Deferred                                    (1.0)    (0.4)   (1.4)
 Income tax benefit from discontinued
   operations                                (5.1)      --    (5.1)
Total income tax expense                   $ 72.4   $ 17.2  $ 89.6

1996
 Currently payable                         $ 67.4   $ 12.7  $ 80.1
 Deferred                                     6.9     (0.1)    6.8
 Amortization of investment tax credits      (5.1)      --    (5.1)
 Income tax expense from continuing
   operations                                69.2     12.6    81.8
 Currently payable                           (3.1)    (0.3)   (3.4)
 Deferred                                     2.6      0.3     2.9
 Income tax benefit from discontinued
   operations                                (0.5)      --    (0.5)
Total income tax expense                   $ 68.7   $ 12.6  $ 81.3

    D e f erred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)                                Dec. 31,         Dec. 31,
                                            1998             1997
Deferred income tax assets(1)
 Property related                          $ 63.0           $ 59.1
 Basis differences in oil and gas
  producing properties                       (2.4)              --
 Other                                       38.5             29.0
  Total deferred income tax assets           99.1             88.1

Deferred income tax liabilities(1)
 Property related                          (548.5)          (521.9)
 Basis differences in oil and gas
  producing properties                      (15.7)           (22.2)
 Revenue deferral plan                         --             11.7
 Alternative minimum tax
  credit carry forward                       39.3             40.8
 Other                                       25.0             20.7
  Total deferred income
    tax liabilities                        (499.9)          (470.9)
  Accumulated deferred income taxes       $(400.8)         $(382.8)

(1) Certain property related assets and liabilities have been netted.

    The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                 1998      1997     1996
Net income from continuing operations     $200.4    $211.4    $217.4
Total income tax provision                  81.0      94.7      81.8
Preferred dividend requirements               --       0.5       1.8

 Income from continuing operations
   before income taxes and
   preferred dividend requirements        $281.4    $306.6    $301.0

Income taxes on above at federal
  statutory rate of 35%                   $ 98.5    $107.3    $105.3
Increase (Decrease) due to:
 State income tax, net of
   federal income tax                        9.1      11.2       8.2
 Amortization of investment
   tax credits                              (5.0)     (5.0)     (5.1)
 Non-conventional fuels tax credit         (18.9)    (20.2)    (19.6)
 Equity portion of AFUDC                      --        --      (5.8)
 Other                                      (2.7)      1.4      (1.2)
  Total income tax provision from
    continuing operations                 $ 81.0    $ 94.7    $ 81.8
Provision for income taxes as a percent
  of income from continuing operations,
  before income taxes                       28.8%     30.9%     27.1%

    The provision for income taxes as a percent of income from discontinued operations was 35.0%, 34.8% and 34.7% for 1998, 1997 and 1996, respectively. The total effective income tax rate differs from the federal statutory rate due to state income tax, net of federal income tax and other miscellaneous items.

I.  Discontinued Operations

    On Aug. 28, 1997, the company announced its plan to discontinue operations of its conventional oil and gas subsidiary, TECO Oil & Gas, Inc. Since its formation in the second half of 1995, TECO Oil & Gas has participated in joint ventures utilizing 3-D seismic imaging in the exploration for oil and gas. It acquired a portfolio of interests in producing wells, discoveries not yet producing and lease prospects in the shallow waters of the Gulf of Mexico and on shore in Texas.
    As a result of the company s intention to sell this business, all activities of the subsidiary through Aug. 31, 1997, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income. An estimate of activities at TECO Oil & Gas after that date, including the sale of the assets at book value, was reported in 1997 as a loss on the disposal of discontinued operations. A summary of net assets is as follows:

(millions)                               Dec. 31,            Dec. 31,
                                          1998                1997
 Current assets                            $ 0.2               $ 1.5
 Net property, plant and equipment            --                19.5
 Other assets                                 --                 3.9
 Taxes currently payable                     9.5                 0.2
 Deferred taxes                              2.0                (1.6)
 Total liabilities                          (0.8)               (1.7)
  Net assets                               $10.9               $21.8

    Total revenues from discontinued operations for the years ended Dec. 31, 1997 and 1996 were $9.6 million and $4.7 million, respectively. There were no revenues in 1998.
    In March 1998, TECO Oil & Gas sold its offshore assets to A m e rican Resources Offshore, Inc. (ARO), for $57.7 million, consisting of $39.2 million in cash and a subordinated note in the principal amount of $18.5 million. Based on unfavorable developments at ARO late in the year and the likely impact of certain economic factors on that business, the company wrote off the recorded value of all assets associated with the discontinued oil and gas operation, including the $18.5 million note and associated interest income accrued. The net, after-tax gain, net of charges, from discontinued operations in 1998 was $6.1 million for the year, or $0.05 per share.
    In March 1999, the company completed a transaction in which it sold the note from ARO in return for $500,000 in cash. The company also sold an option relating to its ARO warrants; in the event such option is exercised, the company will receive the exercise price of $600,000. In a separate transaction, ARO agreed to be responsible for disputed joint billing payments of approximately $425,000. As part of this settlement, ARO also conveyed to the company an overriding royalty interest in two offshore Gulf of Mexico blocks. The company does not expect any future royalty payments to be significant.

J.  Earnings Per Share

    In 1997, the Financial Accounting Standards Board issued FAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share. The reconciliation of basic and diluted earnings per share is shown below:

                                           Year ended Dec. 31,
                                          1998      1997      1996

Numerator (Basic and Diluted)
Net income from continuing operations     $200.4    $211.4    $217.4
Net income                                $206.5    $201.9    $216.5

Denominator
Average number of shares outstanding
  - basic                                  131.7     130.8     129.3
Plus: incremental shares for assumed
  conversions: Stock options at end
  of period                                  3.0       2.6       2.5
Less: Treasury shares which could
  be purchased                              (2.5)     (2.2)     (2.0)

Average number of shares outstanding
  - diluted                                132.2     131.2     129.8

Earnings per share from continuing operations

  Basic                                    $1.52     $1.62     $1.68
  Diluted                                  $1.52     $1.61     $1.67

Earnings per share

  Basic                                    $1.57     $1.54     $1.67
  Diluted                                  $1.57     $1.54     $1.67

K.  Segment Information

    TECO Energy is an electric and gas utility holding company with important diversified activities. The Management of TECO Energy d e termined its reportable segments based on each subsidiaries'
contribution  of  revenues,  operating  income  and  total  assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 was adopted in 1998 and all prior years presented here have been restated to conform to the requirements of FAS 131.

                                                Income                                     Capital
                                                 From                         Assets    Expenditures
(millions)                      Revenues(1)  Operations(1) Depreciation(1) at Dec. 31,  for the Year
1998
 Tampa Electric                $1,234.6(2)(3)  $279.7  (7)      $146.1        $2,705.0        $176.2
 Peoples Gas System               252.8          35.8             21.0           375.6          55.9
 TECO Transport                   230.0 (4)      43.2             26.6           309.7          45.6
 TECO Coal                        232.4 (5)      23.5  (8)        10.6           180.0          11.2
 TECO Power Services               98.7 (6)      13.0  (9)         9.2           412.9(11)       0.4
 Other diversified businesses     113.0          34.7 (10)        14.7           301.5           5.6
                                2,161.5         429.9            228.2         4,284.7         294.9
 Other and eliminations          (203.4)        (34.4)(12)         0.1          (105.4)          1.2
 TECO Energy consolidated      $1,958.1        $395.5           $228.3        $4,179.3        $296.1

1997
 Tampa Electric                $1,189.2 (2)    $271.5           $141.4        $2,678.4        $125.1
 Peoples Gas System               249.6          33.6             19.8           348.9          30.2
 TECO Transport                   218.7 (4)      42.1             27.3           266.8          28.9
 TECO Coal                        215.6 (5)      19.9             11.6           191.4          12.3
 TECO Power Services               93.0 (6)      15.2  (9)         8.9           273.3(11)       2.1
 Other diversified businesses     105.2          37.9 (10)        16.4           301.3           6.7
                                2,071.3         420.2            225.4         4,060.1         205.3
 Other and eliminations          (209.0)         (7.6)              --           (99.7)          7.3
 TECO Energy consolidated      $1,862.3        $412.6           $225.4        $3,960.4        $212.6

                                                Income                                     Capital
                                                 From                         Assets    Expenditures
(millions)                      Revenues(1)  Operations(1) Depreciation(1) at Dec. 31,  for the Year
1996
 Tampa Electric                $1,112.9 (2)    $244.0           $120.2        $2,645.8        $203.3
 Peoples Gas System               258.7          32.0             17.2           302.7          25.9
 TECO Transport                   207.5 (4)      38.9             27.4           265.9          34.2
 TECO Coal                        207.5 (5)      18.3             11.4           181.9          12.8
 TECO Power Services               88.1 (6)      16.7  (9)         8.4           260.4(11)       4.5
 Other diversified businesses     102.9          39.9 (10)        18.2           306.6           2.2
                                1,977.6         389.8            202.8         3,963.3         282.9
 Other and eliminations          (202.2)         (8.0)              --           (61.8)         13.4
 TECO Energy consolidated      $1,775.4        $381.8           $202.8        $3,901.5        $296.3

 (1) From continuing operations
 (2) Revenues from sales to affiliates were $23.2 million, $22.2 million and $20.5 million in 1998, 1997 and 1996, respectively.
 (3) Revenues shown in 1998 and 1997 include the recognition of previously deferred revenue of $38.3 million and $30.5 million, respectively. Revenues shown in 1996 are after the revenues deferral of $34.2 million.
 (4) Revenues from sales to affiliates were $112.8 million, $114.7 million and $105.0 million in 1998, 1997 and 1996, respectively.
 (5) Revenues from sales to affiliates were $33.8 million, $44.3 million and $51.5 million in 1998, 1997 and 1996, respectively.
 (6) Revenues from sales to affiliates were $32.7 million, $26.7 million and $25.0 million in 1998, 1997 and 1996, respectively.
 (7) Operating income excludes a one-time pretax charge of $9.6 million in 1998. See Note L.
 (8) Operating income excludes a one-time pretax charge of $13.6 million in 1998. See Note L.
 (9) Operating income includes interest cost on the limited-recourse debt related to independent power operations of $13.4 million, $14.1 million and $12.0 million in 1998, 1997 and 1996, respectively.
(10) Operating income includes a non-conventional fuels tax credit of $18.9 million, $20.2 million and $19.6 million in 1998, 1997 and 1996, respectively.
(11) Total assets include $141.2 million and $5.8 million in investments in unconsolidated affiliates for 1998 and 1997, respectively, classified as deferred charges and other assets on the balance sheet.
(12) Operating income includes one-time pretax charges totaling $25.9 million in 1998. See Note L.

     T a mpa Electric Company, provides retail electric utility services to more than 537,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for almost 240,000 residential, commercial, industrial and electric power generation customers in the State of Florida.
     TECO Transport Corporation, through its wholly owned subsidiaries, transports, stores and transfers coal and other dry b u lk commodities for third parties and Tampa Electric. TECO Transport's subsidiaries operate on the Mississippi, Ohio and Illinois rivers, in the Gulf of Mexico and worldwide.
     TECO Coal Corporation, through its wholly owned subsidiaries, owns mineral rights, and owns or operates surface and underground mines and coal processing and loading facilities in Kentucky and Tennessee. TECO Coal's subsidiaries sell its coal production to third parties and to Tampa Electric.
     TECO Power Services Corporation (TPS) has subsidiaries that have interests in independent power projects in Florida and Guatemala, and has investments in unconsolidated affiliates that participate in independent power projects in other parts of the U.S. and the world.
     TECO Energy's other diversified operating businesses are engaged in natural gas production from coalbeds, the sale of propane gas, the marketing of natural gas, energy services and engineering, and the marketing of advanced energy management, automation and control systems.

Foreign Operations
     T P S has independent power operations and investments in Guatemala.
     TPS, through its subsidiaries, owns and operates a 78-megawatt power station that supplies energy to Empresa Electrica de Guatemala, S.A.(EEGSA), an electric utility in Guatemala, under a U.S. dollar-denominated power sales agreement.
     TPS, through a wholly owned subsidiary, has a 46-percent ownership interest in an entity that is constructing a 120-megawatt power station and transmission facilities in Guatemala. This project is expected to be completed in early 2000 and begin providing capacity under a U.S. dollar-denominated power sales agreement to EEGSA. In 1998, a consortium that includes TPS, Iberdrola, an electric utility in Spain, and Electricidade de Portugal, an electric utility in Portugal, acquired an 80-percent ownership interest in EEGSA.
     Total assets at Dec. 31, 1998, 1997 and 1996 included $154.1 million, $34.7 million and $53.9 million, respectively, related to these Guatemalan investments. Revenues included $16.9 million, $15.8 million and $15.1 million for the years ended Dec. 31, 1998, 1997 and 1996, respectively, and operating income included $7.9 million, $6.5 million and $8.3 million for the years ended Dec. 31, 1998, 1997 and 1996, respectively, from these Guatemalan operations and investments.

L.   Assets Adjustment and One-Time Charges

     In 1998, the company recognized one-time charges totaling $33.8 million, pretax ($21.3 million after-tax). Of the $33.8 million pretax charges, $25.9 million ($16.5 million, after-tax) is recorded in operating expenses, as non-recurring charges and $7.9 million ($4.8 million, after-tax) is recorded in other income.
     The $8.9-million, after-tax charge recorded by TECO Coal was to adjust the asset values of certain mining facilities, primarily at its Gatliff mine, to reflect their expected value after the Tampa

Electric contract expires in 1999. TECO Coal expects no further asset adjustments related to the expiration of the Tampa Electric contract.
     TeCom recorded a one-time after-tax charge of $1.7 million to write off certain development costs related to residential system features developed early in the product life and no longer used in the current system design.
     The FPSC in September 1997 ruled that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomical. One contract was terminated in 1997. As to the other contract, which expires in 2001, Tampa Electric has entered into firm power purchase contracts with third parties to provide replacement power through 1999 and is no longer separating the associated generation assets from the retail jurisdiction. The cost of purchased power under these contracts exceeds the revenues expected through 1999. To reflect this difference, Tampa Electric recorded a $5.9-million after-tax charge in 1998.
     Tampa Electric also recorded a $4.4-million, after-tax charge in 1998 for a recent FPSC denial of the recovery of certain BTU coal quality adjustments for coal purchase since 1993. This was recorded as other income on the income statement.
     TECO Energy recorded $0.4 million, after tax of merger related costs in connection with the Griffis, Inc. merger, which is recorded as other income on the income statement.

M.   Commitments and Contingencies

     TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital expenditures for ongoing businesses during 1999 will be about $422 million and approximately $1.2 billion for the years 2000 through 2003.
     Tampa Electric's capital expenditures are estimated to be $142 million in 1999 and $506 million for 2000 through 2003 for equipment and facilities to meet customer growth and generation reliability programs. Additionally, Tampa Electric is also expecting to spend $61 million in 1999 and $6 million during 2000-2003 to complete the scrubber project at Big Bend Power Station and is forecasting $19 million in 1999 and $194 million during 2000-2003 to construct additional generation expansion. At the end of 1998, Tampa Electric had outstanding commitments of about $68 million to complete the s c r ubber and $44 million to construct additional generation expansion.
     Peoples Gas System s capital expenditures are estimated to be $75 million for 1999 and $208 million for 2000 through 2003 for infrastructure expansion to grow the customer base and normal asset replacement. At the end of 1998, Peoples Gas System had outstanding commitments of $8 million related to its Southwest Florida expansion.
     At the diversified companies, capital expenditures are estimated at $125 million for 1999 and $259 million for the years 2000 through 2003, primarily for asset replacement and refurbishment at TECO Transport and TECO Coal, the construction of the San Jose power station and a joint venture investment at TECO Power Services. This includes commitments of $34 million at the end of 1998, mainly for the construction of the San Jose Power Plant in Guatemala.

N.   Quarterly Data (unaudited)

Financial data by quarter is as follows: (unaudited)


                                          Quarter ended
                              March 31   June 30  Sept. 30   Dec. 31
1998
 Revenues(1)                 $  467.8  $  490.6  $  525.6   $ 474.1
 Income from operations(1)   $   69.8  $  110.4  $  128.2   $  87.1
 Net income(1)
  Net income from
   continuing operations     $   30.8  $   57.9  $   70.8   $  40.9
  Net income                 $   53.0  $   57.9  $   70.8   $  24.8
 Earnings per share (EPS)
  - basic
  EPS from continuing
   operations                $   0.23  $   0.44  $   0.54   $  0.31
  EPS                        $   0.40  $   0.44  $   0.54   $  0.19
 Dividends paid per common
  share (2)                  $   .295  $   0.31  $   0.31   $  0.31
 Stock price per common
  share(3)
   High                      $ 28 1/2  $ 28 5/16 $ 28 7/8   $ 30 5/8
   Low                       $ 25 9/16 $ 25 3/16 $ 24 3/4   $ 26 3/4
   Close                     $ 28 1/4  $26 13/16 $ 28 9/16  $ 28 3/16

1997
 Revenues(1)                 $  450.3  $  460.8  $  494.7   $ 456.5
 Income from operations(1)   $   98.0  $  103.4  $  125.6   $  85.6
 Net income(1)
  Net income from
   continuing operations     $   50.8  $   50.5  $   67.5   $  42.6
  Net income                 $   50.8  $   50.5  $   59.3   $  41.3
 Earnings per share (EPS)
  - basic
  EPS from continuing
   operations                $   0.39  $   0.39  $   0.51   $  0.33
  EPS                        $   0.39  $   0.39  $   0.45   $  0.31
 Dividends paid per common
  share (2)                  $   0.28  $   .295  $   .295   $  .295
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period Jan. 1, 1997 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 4 of TECO Energy's definitive proxy s t a tement, dated March 4, 1999, for its Annual Meeting of Shareholders to be held on April 21, 1999 (Proxy Statement) and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on pages 23 and 24 of this report.

Item 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is included in the Proxy Statement beginning on page 9 and ending just before the caption "Shareholder Proposal" on page 12 and under the caption "Compensation of Directors" on page 4, and is incorporated herein by reference.

Item 12.  S E CURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT.

     The information required by Item 12 is included under the caption "Share Ownership" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is included under the caption "Election of Directors" on page 3 of the Proxy Statement and is incorporated herein by reference.

                               PART IV

Item 14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON
           FORM 8-K.

(a)  1. Financial Statements - See index on page 52
     2. Financial Statement Schedules - See index on page 52
     3. Exhibits
     *3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).
     *3.2 Bylaws, as amended effective May 1, 1998 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).
     *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
     *4.2    Thirteenth  Supplemental  Indenture  dated as of Jan. 1,
             1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
     *4.3    Sixteenth  Supplemental  Indenture, dated as of Oct. 30,
             1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.4 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.5 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.6 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.7 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.8 Installment Purchase Contract between the Hillsborough C o unty Industrial Development Authority and Tampa
             Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.9 Amendment to Exhibit A of Installment Purchase Contract, dated April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.10 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of TECO Energy, Inc.).
     *4.11 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO Energy, Inc.).
     *4.12 Installment Purchase Contract between the Hillsborough C o unty Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).
     *4.13 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of TECO Energy, Inc.).

     *4.14 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.15 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).
     *4.16 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).
     *4.17 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).
     *4.18   Installment  Sales  Agreement  between  the  Plaquemines
             Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).
     *4.19 Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).
     *4.20 Rights Agreement between TECO Energy, Inc. and The First National Bank of Boston, as Rights Agent, dated as of April 27, 1989 (Exhibit 4, Form 8-K, dated as of May 2, 1989 of TECO Energy, Inc.).
     *4.21 Amendment No. 1 to Rights Agreement dated as of July 20, 1993 between TECO Energy Inc. and the First National Bank of Boston, as Rights Agent (Exhibit 1.2, Form 8-A/A, dated as of July 27, 1993 of TECO Energy, Inc.).
     *4.22 Renewed Rights Agreement between TECO Energy, Inc. and BankBoston, N.A. as Rights Agent, dated as of Oct. 21, 1998 (Exhibit 4, Form 8-K dated Oct. 31, 1998 of TECO Energy, Inc.).
     *4.23 Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee. (Exhibit 4.22, Form 10-K for 1996 of TECO Energy, Inc.).
     *4.24 First Supplemental Indenture dated as of July 15, 1998 between Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).
     *4.25 First Supplemental Indenture dated as of Sept. 1, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.1, Form 8-K dated Sept. 11, 1998 of TECO Energy, Inc.).
     *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
     *10.2 S u pplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).

     *10.3 Supplemental Executive Retirement Plan for R. H. Kessel, as amended and restated as of Jan. 15, 1997 (Exhibit 10.5, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.4 TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996 (Exhibit 10.6, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.5 TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated as of Jan. 15, 1997 (Exhibit 10.7, Form 10-K for 1996 of TECO Energy, Inc.).
      10.6 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised Jan. 20, 1999.
     *10.7 TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).
     *10.8 Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, as amended and restated as of July 15, 1998 (Exhibit 10.1, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).
     *10.9 Severance Agreement between TECO Energy, Inc. and H.L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
     *10.10  Loan  and  Stock Purchase Agreement between TECO Energy,
             Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).
     *10.11 Supplemental Executive Retirement Plan for A.D. Oak, as amended and restated effective as of Oct. 16, 1996
             (Exhibit  10.14,  Form  10-K  for  1996  of TECO Energy,
             Inc.).
     *10.12 S u pplemental Executive Retirement Plan for G. F. Anderson, as amended and restated effective as of Oct. 16, 1996 (Exhibit 10.17, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.13 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective as of April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).
      10.14 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective as of July 15, 1998.
     *10.15 Supplemental Executive Retirement Plan for R. A. Dunn, as amended and restated effective as of Jan. 15, 1997 (Exhibit 10.20, Form 10-K for 1996 of TECO Energy, Inc.).
     *10.16 TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1996 of TECO Energy, Inc.).
     *10.17 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).
     *10.18 Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).
     *10.19 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

     *10.20  Form  of Amendment to Restricted Stock Agreements, dated as  of  July  15,  1998,  between  TECO Energy, Inc. and
             certain  senior  executives  under the TECO Energy, Inc.
             1996  Equity Incentive Plan (Exhibit 10.2, Form 10-Q for
             the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).
     *10.21  Form  of Restricted Stock Agreement between TECO Energy,
             Inc. and G. F. Anderson under the TECO Energy, Inc. 1996
             Equity  Incentive  Plan (Exhibit 10.2, Form 10-Q for the
             quarter ended June 30, 1998 of TECO Energy, Inc.).
     *10.22  TECO  Energy,  Inc.  1997  Director Equity Plan (Exhibit
             10.1,  Form  8-K  dated  April  16, 1997 of TECO Energy,
             Inc.).
     *10.23  Form of Nonstatutory Stock Option under the TECO Energy,
             Inc.  1997  Director  Equity Plan (Exhibit 10, Form 10-Q
             for  the  quarter  ended  June  30, 1997 of TECO Energy,
             Inc.).
     *10.24  Supplemental Executive Retirement Plan for R. K. Eustace
             as  of  Jan. 15, 1997 (Exhibit 10.24, Form 10-K for 1997
             of TECO Energy, Inc.).
      12.    Ratio of Earnings to Fixed Charges.
      21.    Subsidiaries of the Registrant.
      23.    Consent of Independent Accountants.
      24.1   Power of Attorney.
       24.2  Certified  copy  of  resolution  authorizing  Power  of
             Attorney.
      27     Financial Data Schedule (EDGAR filing only).
     _____________
     * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.

Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.9 and 10.11 through 10.24 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

     Certain instruments defining the rights of holders of long-term d e bt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding
10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b) TECO Energy, Inc. filed the following reports on Form 8-K during the last quarter of 1998.

     The registrant filed a Current Report on Form 8-K dated Oct. 21, 1998 reporting under "Item 5. Other Events" the renewal of its existing shareholder rights plan.

     The registrant filed a Current Report on Form 8-K dated Dec. 17, 1998 reporting under "Item 5. Other Events" fourth quarter 1998 earnings expectations.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                  TECO ENERGY, INC.

                           By G. F. ANDERSON*
                              G. F. ANDERSON, Chairman of the Board,
                                  President   and   Chief   Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999:

     Signature                    Title


     G. F. ANDERSON*              Chairman of the Board, President,
     G. F. ANDERSON               Director and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

     /s/ G. L. GILLETTE           Vice President-Finance
         G. L. GILLETTE           and Chief Financial Officer
                                  (Principal Financial Officer)

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

     *By: /s/ G. L. GILLETTE
              G. L. GILLETTE, Attorney-in-fact

                          INDEX TO EXHIBITS
 Exhibit                                                         Page
  No.     Description                                             No.

 3.1      Articles of Incorporation, as amended on                  *
          April 20, 1993 (Exhibit 3, Form 10-Q for the
          quarter ended March 31, 1993 of TECO Energy,
          Inc.).
 3.2      Bylaws, as amended effective May 1, 1998 (Exhibit 3,      *
          Form 10-Q for the quarter ended June 30, 1998 of
          TECO Energy, Inc.).
 4.1      Indenture of Mortgage among Tampa Electric                *
          Company, State Street Trust Company and First
          Savings & Trust Company of Tampa, dated as of
          Aug. 1, 1946 (Exhibit 7-A to Registration
          Statement No. 2-6693).
 4.2      Thirteenth Supplemental Indenture dated as                *
          of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No. 2-51204).
 4.3      Sixteenth Supplemental Indenture, dated as                *
          of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
          Form 10-Q for the quarter ended Sept. 30, 1992 of
          TECO Energy, Inc.).
 4.4      Eighteenth Supplemental Indenture, dated as               *
          of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form
          10-Q for the quarter ended June 30, 1993 of TECO
          Energy, Inc.).
 4.5      Installment Purchase and Security Contract                *
          between the Hillsborough County Industrial
          Development Authority and Tampa Electric Company,
          dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
          for 1986 of TECO Energy, Inc.).
 4.6      First Supplemental Installment Purchase and               *
          Security Contract, dated as of Dec. 1, 1974
          (Exhibit 4.10, Form 10-K for 1986 of TECO Energy,
          Inc.).
 4.7      Third Supplemental Installment Purchase                   *
          Contract, dated as of May 1, 1976 (Exhibit 4.12,
          Form 10-K for 1986 of TECO Energy, Inc.).
 4.8      Installment Purchase Contract between the                 *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of
          TECO Energy, Inc.).
 4.9      Amendment to Exhibit A of Installment                     *
          Purchase Contract, dated  April 7, 1983 (Exhibit
          4.14, Form 10-K for 1989 of TECO Energy, Inc.).
 4.10     Second Supplemental Installment Purchase                  *
          Contract, dated as of June 1, 1983 (Exhibit 4.11,
          Form 10-K for 1994 of TECO Energy, Inc.).
 4.11     Third Supplemental Installment Purchase                   *
          Contract, dated as of Aug. 1, 1989 (Exhibit 4.16,
          Form 10-K for 1989 of TECO Energy, Inc.).
 4.12     Installment Purchase Contract between the                 *
          Hillsborough County Industrial Development
          Authority and Tampa Electric Company, dated as of
          Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993
          of TECO Energy, Inc.).
 4.13     First Supplemental Installment Purchase                   *
          Contract, dated as of Aug. 2, 1984 (Exhibit 4.14,

          Form 10-K for 1994 of TECO Energy, Inc.).
 4.14     Second Supplemental Installment Purchase Contract,        *
          dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
          for the quarter ended June 30, 1993 of TECO
          Energy, Inc.).
 4.15     Loan and Trust Agreement among the Hillsborough           *
          County Industrial Development Authority, Tampa
          Electric Company and NCNB National Bank of
          Florida, as trustee, dated as of Sept. 24, 1990
          (Exhibit 4.1, Form 10-Q for the quarter ended
          Sept. 30, 1990 for TECO Energy, Inc.).
 4.16     Loan and Trust Agreement, dated as of Oct. 26,            *
          1992 among the Hillsborough County Industrial
          Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit
          4.2, Form 10-Q for the quarter ended Sept. 30,
          1992 of TECO Energy, Inc.).
 4.17     Loan and Trust Agreement, dated as of                     *
          June 23, 1993, among the Hillsborough County
          Industrial Development Authority, Tampa Electric
          Company and NationsBank of Florida, N.A., as
          trustee (Exhibit 4.2, Form 10-Q for the quarter
          ended June 30, 1993 of TECO Energy, Inc.).
 4.18     Installment Sales Agreement between the                   *
          Plaquemines Port, Harbor and Terminal District
          (Louisiana) and Electro-Coal Transfer
          Corporation, dated as of Sept. 1, 1985 (Exhibit
          4.19, Form 10-K for 1986 of TECO Energy, Inc.).
 4.19     Reimbursement Agreement between TECO Energy,              *
          Inc. and Electro-Coal Transfer Corporation, dated
          as of March 22, 1989 (Exhibit 4.19, Form 10-K for
          1988 of TECO Energy, Inc.).
 4.20     Rights Agreement between TECO Energy, Inc.                *
          and The First National Bank of Boston, as Rights
          Agent, dated as of April 27, 1989 (Exhibit 4,
          Form 8-K, dated as of May 2, 1989 of TECO Energy,
          Inc.).
 4.21     Amendment No. 1 to Rights Agreement dated as              *
          of July 20, 1993 between TECO Energy Inc. and the
          First National Bank of Boston, as Rights Agent
          (Exhibit 1.2, Form 8-A/A, dated as of July 27,
          1993 of TECO Energy, Inc.).
 4.22     Renewed Rights Agreement between TECO Energy,             *
          Inc. and BankBoston, N.A. as Rights Agent, dated
          as of Oct. 21, 1998 (Exhibit 4, Form 8-K dated
          Oct. 31, 1998 of TECO Energy, Inc.).
 4.22     Loan and Trust Agreement, dated as of Dec. 1, 1996,       *
          among the Polk County Industrial Development
          Authority, Tampa Electric Company and the Bank of
          New York, as trustee(Exhibit 4.22, Form 10-K for
          1996 of TECO Energy, Inc.).
 4.24     First Supplemental Indenture dated as of July 15, 1998    *
          between Tampa Electric Company and the Bank of
          New York, as trustee (Exhibit 4.1, Form 10-Q for
          the quarter ended June 30, 1998 of TECO Energy,
          Inc.).
 4.25     First Supplemental Indenture dated as of Sept.            *
          1, 1998 between TECO Energy, Inc. and The Bank of
          New York, as trustee (Exhibit 4.1, Form 8-K dated
          Sept. 11, 1998 of TECO Energy, Inc.).

10.1      1980 Stock Option and Appreciation Rights                 *
          Plan, as amended on July 18, 1989 (Exhibit 28.1,
          Form 10-Q for quarter ended June 30, 1989 of TECO
          Energy, Inc.).
10.2      Supplemental Executive Retirement Plan for                *
          H. L. Culbreath, as amended on April 27, 1989
          (Exhibit 10.14, Form 10-K for 1989 of TECO
          Energy, Inc.).
10.3      Supplemental Executive Retirement Plan for                *
          R. H. Kessel, as amended and restated as of Jan.
          15, 1997 (Exhibit 10.5, Form 10-K for 1996 of
          TECO Energy, Inc.).
10.4      TECO Energy Group Supplemental Executive Retirement       *
          Plan, as amended and restated as of Oct. 16, 1996
          (Exhibit 10.6, Form 10-K for 1996 of TECO Energy,
          Inc.)
10.5      TECO Energy Group Supplemental Retirement Benefits        *
          Trust Agreement, as amended and restated as of
          Jan. 15, 1997 (Exhibit 10.7, Form 10-K for 1996
          of TECO Energy, Inc.).
10.6      Annual Incentive Compensation Plan for                   94
          TECO Energy and subsidiaries, as revised Jan. 20,
          1999.
10.7      TECO Energy Group Supplemental Disability Income          *
          Plan, dated as of March 20, 1989 (Exhibit 10.22,
          Form 10-K for 1988 of TECO Energy, Inc.).
10.8      Forms of Severance Agreement between TECO Energy,         *
          Inc. and certain senior executives, as amended
          and restated as of July 15, 1998 (Exhibit 10.1,
          Form 10-Q for the quarter ended Sept. 30, 1998 of
          TECO Energy, Inc.).
10.9      Severance Agreement between TECO Energy, Inc.             *
          and H.L. Culbreath, dated as of April 28, 1989
          (Exhibit 10.24, Form 10-K for 1989 of TECO
          Energy, Inc.).
10.10     Loan and Stock Purchase Agreement between                 *
          TECO Energy, Inc. and Barnett Banks Trust
          Company, N.A., as trustee of the TECO Energy
          Group Savings Plan Trust Agreement (Exhibit 10.3,
          Form 10-Q for the quarter ended March 31, 1990
          for TECO Energy, Inc.).
10.11     Supplemental Executive Retirement Plan                    *
          for A. D. Oak, as amended and restated effective
          as of Oct. 16, 1996 (Exhibit 10.14, Form 10-K for
          1996 of TECO Energy, Inc.).
10.12     Supplemental Executive Retirement Plan                    *
          for G. F. Anderson, as amended and restated
          effective as of Oct. 16, 1996 (Exhibit 10.17,
          Form 10-K for 1996 of TECO Energy, Inc.).
10.13     TECO Energy Directors' Deferred Compensation Plan,        *
          as amended and restated effective as of April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended
          March 31, 1994 for TECO Energy, Inc.).
10.14     TECO Energy Group Retirement Savings Excess Benefit      98
          Plan, as amended and restated effective as of July 15,
          1998.
10.15     Supplemental Executive Retirement Plan for R. A. Dunn,    *
          as amended and restated effective as of Jan. 15, 1997 (Exhibit 10.20, Form 10-K for 1996 of TECO Energy,
          Inc.).

10.16     TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit     *
          10.1, Form 10-Q for the quarter ended March 31, 1996
          of TECO Energy, Inc.).
10.17     Form of Nonstatutory Stock Option under the TECO          *
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1,
          Form 10-Q for the quarter ended June 30, 1996 of TECO
          Energy, Inc.).
10.18     Form of Amendment to Nonstatutory Stock Option, dated     *
          as of July 15, 1998, under the TECO Energy, Inc.
          1996 Equity Incentive Plan (Exhibit 10.3, Form
          10-Q for the quarter ended Sept. 30, 1998 of TECO
          Energy, Inc.).
10.19     Form of Restricted Stock Agreement between TECO Energy,   *
          Inc. and certain executives under the TECO
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit
          10.1, Form 10-Q for the quarter ended June 30,
          1998 of TECO Energy, Inc.).
10.20     Form of Amendment to Restricted Stock Agreements, dated   *
          as of July 15, 1998, between TECO Energy, Inc.
          and certain senior executives under the TECO
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit
          10.2, Form 10-Q for the quarter ended Sept. 30,
          1998 of TECO Energy, Inc.).
10.21     Form of Restricted Stock Agreement between TECO Energy,   *
          Inc. and G. F. Anderson under the TECO Energy,
          Inc. 1996 Equity Incentive Plan (Exhibit 10.2,
          Form 10-Q for the quarter ended June 30, 1998 of
          TECO Energy, Inc.).
10.22     TECO Energy, Inc. 1997 Director Equity Plan               *
          (Exhibit 10.1, Form 8-K dated April 16, 1997 of
          TECO Energy, Inc.).
10.23     Form of Nonstatutory Stock Option under the TECO          *
          Energy, Inc. 1997 Director Equity Plan (Exhibit
          10, Form 10-Q for the quarter ended June 30, 1997
          of TECO Energy, Inc.).
10.24     Supplemental Executive Retirement Plan for R. K.          *
          Eustace as of Jan. 15, 1997 (Exhibit 10.24, Form
          10-K for 1997 of TECO Energy, Inc.).
12.       Ratio of Earnings to Fixed Charges.                     105
21.       Subsidiaries of the Registrant.                         106
23.       Consent of Independent Accountants.                     107
24.1      Power of Attorney.                                      108
24.2      Certified copy of resolution authorizing Power of
          Attorney.                                               110
27        Financial Data Schedule (EDGAR filing only).
_____________
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.