Form 10-Q
period 1999-03-31
TECO ENERGY INC
filed 1999-05-14
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999

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

                        Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1999):

              Common Stock, $1 Par Value     132,043,024

                                                                      FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          In  the  opinion of management, the unaudited condensed

          c o nsolidated   financial   statements   include   all

          adjustments necessary to present fairly the results for

          the  three-month periods ended March 31, 1999 and 1998.

          Reference  should  be  made  to  the  explanatory notes

          a f fecting  the  income  and  balance  sheet  accounts

          contained  in TECO Energy, Inc.'s Annual Report on Form

          10-K  for the year ended Dec. 31, 1998 and to the notes

          on pages 6 through 10 of this report.

                                                                      FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                                 unaudited
                               (in millions)

                                             March 31,          Dec. 31,
                                                1999              1998
                                   Assets
Current assets
  Cash and cash equivalents                   $   13.6          $   16.9
  Receivables, less allowance
    for uncollectibles                           230.6             229.6
  Inventories, at average cost
    Fuel                                         116.3              93.2
    Materials and supplies                        65.5              64.1
  Prepayments                                     16.4              15.1
                                                 442.4             418.9
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   3,995.7           3,991.3
    Gas                                          536.1             518.5
  Construction work in progress                  126.2             101.1
  Other property                                 996.0             989.6
                                               5,654.0           5,600.5
  Accumulated depreciation                    (2,327.8)         (2,292.9)
                                               3,326.2           3,307.6
Other assets
  Other investments                               71.8              72.0
  Investment in unconsolidated affiliates        154.3             141.2
  Deferred income taxes                          100.7              99.1
  Deferred charges and other assets              142.6             140.5
                                                 469.4             452.8
                                              $4,238.0          $4,179.3

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   35.6          $   36.0
  Notes payable                                  376.0             319.0
  Accounts payable                               143.4             208.1
  Customer deposits                               79.1              78.3
  Interest accrued                                23.0              14.2
  Taxes accrued                                   57.3               5.1
                                                 714.4             660.7
Deferred income taxes                            490.7             499.9
Investment tax credits                            45.5              46.7
Regulatory liability-tax related                  33.7              34.0
Other deferred credits                           158.0             150.6
Long-term debt, less amount due
  within one year                              1,277.1           1,279.6
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 131,960,069 in 1999 and
    131,955,939 in 1998                        1,578.0           1,569.2
  Unearned compensation                          (59.4)            (61.4)
                                              $4,238.0          $4,179.3

The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the three months ended March 31,             1999              1998

Revenues                                        $446.4            $467.8

Expenses
  Operation                                      229.5             249.4
  Maintenance                                     27.5              28.0
  Non-recurring charges                             --              25.9
  Depreciation                                    56.7              56.9
  Taxes, other than income                        38.0              37.7
                                                 351.7             397.9

Income from operations                            94.7              69.9

Other income (expense)
  Other income (expense), net                       .7              (2.9)

Income before interest and income taxes           95.4              67.0

Interest expense                                  26.1              25.9

Income before provision for income taxes          69.3              41.1
Provision for income taxes                        20.7              10.3

Net income from continuing operations             48.6              30.8
Gain on disposal of discontinued operations,
  net of income tax expense of $.3 million
  for 1999 and $12.9 million for 1998               .6              22.2
Net income                                      $ 49.2            $ 53.0

Average common shares outstanding                132.0             131.6

Earnings per average common share outstanding:
Basic and diluted-
  From continuing operations                    $ 0.37            $  .23
  Net income                                    $ 0.37            $  .40


Dividend rate per common share outstanding      $ 0.31            $0.295

The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 unaudited
                               (in millions)

For the three months ended March 31,             1999              1998

Cash flows from operating activities
Net income                                      $ 49.2            $ 53.0
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                  56.7              56.9
    Deferred income taxes                        (10.9)              2.5
    Investment tax credits, net                   (1.2)             (1.2)
    Amortization of unearned compensation          2.0               1.5
    Gain on disposal of discontinued
      operations, pretax                            --             (37.5)
    Deferred revenue                               1.4              (8.7)
    Deferred recovery clause                       2.0               4.3
    Non-recurring charges                           --              25.9
    Receivables, less allowance
      for uncollectibles                          (1.0)             36.5
    Inventories                                  (24.5)            (14.0)
    Taxes accrued                                 52.1              15.1
    Interest accrued                               8.9               8.7
    Accounts payable                             (64.8)            (27.2)
    Other                                          2.0              11.5
                                                  71.9             127.3
Cash flows from investing activities
  Capital expenditures                           (76.0)            (51.9)
  Net proceeds from sale of assets                  --              39.2
  Investment in unconsolidated affiliates        (12.5)             (4.0)
  Other non-current investments                     .1               (.3)
                                                 (88.4)            (17.0)
Cash flows from financing activities
  Common stock                                      --               1.0
  Repayment of long-term debt                     (2.9)             (5.2)
  Net increase (decrease) in short-term debt      57.0             (67.3)
  Dividends                                      (40.9)            (38.8)
                                                  13.2            (110.3)
Net increase in cash and cash equivalents         (3.3)               --
Cash and cash equivalents
  at beginning of period                          16.9              10.6
Cash and cash equivalents at end of period     $  13.6           $  10.6


The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q



A.        Certain prior year amounts have been reclassified to conform with the current year presentation.



B.        As  reported  in the company's Annual Report on Form 10-K for the year  ended  Dec.  31,  1998,  TECO  Oil  &  Gas,  Inc., the company's conventional  oil  and  gas  subsidiary,  sold  its offshore assets to

     American  Resources  Offshore,  Inc.  (ARO)  in  March  1998 for $57.7

     million,  consisting  of $39.2 million in cash and a subordinated note

     (the  "Note")  in  the  principal amount of $18.5 million. TECO Energy recognized  an after-tax gain on this transaction of $23.7 million, or

     18 cents per share, in the first quarter of 1998.

          Based on the likely impact of certain economic factors, including low  oil  and  gas  prices  and  unfavorable  business and operational developments  at  ARO,  at  Dec.  31,  1998, TECO Energy wrote off the recorded  value of all assets associated with the discontinued oil and

     gas   operation,  including  the  $18.5-million  note  and  associated interest income accrued and remaining on-shore assets.

          In  March  1999,  the company completed a transaction in which it sold  the  note  from  ARO to a third party for $500,000 in cash. In a separate  transaction, ARO agreed to be responsible for disputed joint billing  payments  of  approximately $425,000. A $.6 million after-tax gain  from  these  transactions was recognized in the first quarter of

     1999 as a gain on disposal of discontinued operations.

          There  were  no  revenues  from  the  discontinued  oil  and  gas operations for the three-month periods ended March 31, 1999 and 1998.

                                                                      FORM 10-Q

C.        TECO Energy and its subsidiaries have made certain commitments in connection  with  their  continuing  capital  expenditure  program and estimate  that  capital  expenditures for continuing operations during

     1999,  excluding  TECO  Power  Services  Corporation's  investments in unconsolidated  affiliates  (current  commitments  of  $31 million for

     1999), will be as follows:

                                          millions
          Tampa Electric Company
            Electric division                 $222
            Peoples Gas System                  75
          TECO Transport Corporation            29
          TECO Coal Corporation                 18
          TECO Power Services                    1
          Other diversified businesses          10
                                              $355



D.        Revenues  in the first quarter of 1999 reflected the deferral for refund  of  $1.4 million of electric revenues at Tampa Electric. These deferred  revenues  resulted  from Tampa Electric's current regulatory agreement.  Revenues  in  1998 s first quarter included recognition of

     $8.7  million  of  previously deferred revenues, partially offset by a stipulated  temporary  base rate reduction which began Oct 1, 1997 and totaled  $4.4  million  for  the 1998 quarter.  In accordance with the agreement,  the  temporary  base  rate  reduction  and  recognition of previously deferred revenues ended in December 1998.

                                                                      FORM 10-Q

E.        The  reconciliation  of  TECO Energy's basic and diluted earnings per share is shown below:

     Three Months Ended March 31,                     1999    1998
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations           $48.6    $30.8
     Net income                                      $49.2    $53.0

     Denominator
     Average number of shares outstanding-basic      132.0    131.6
     Plus:   incremental shares for assumed
             conversions: Stock options at end
             of period                                 1.2      2.5
     Less:   Treasury shares which could
             be purchased                             (1.0)    (2.0)
     Average number of shares outstanding-diluted    132.2    132.1

     Earnings per share from continuing operations
     Basic and diluted                               $ .37    $ .23

     Earnings per share
     Basic and diluted                               $ .37    $ .40


F.        As discussed in its Annual Report on Form 10-K for the year ended

     Dec.  31,  1998, the company recognized, in the first quarter of 1998,

     one-time  charges  at  TECO  Coal,  TeCom  and  Tampa Electric Company totaling $16.5 million, after tax, or $.13 per share.

          The one-time charges in 1998 reflected asset value adjustments at

     TECO  Coal's  Gatliff  mining facilities relating to the expiration of the  coal  supply  contract  with Tampa Electric in 1999 ($8.9 million after  tax),  a write off of product development costs associated with features  of  the InterLane  residential system developed early in the product life and no longer incorporated in the current system's design at  TeCom ($1.7 million after tax) and a $5.9-million after-tax charge at  Tampa  Electric  associated  with  ongoing actions to mitigate the effects of a 1997 Florida Public Service Commission (FPSC) ruling that

     separated   two  wholesale  power  sales  contracts  from  the  retail jurisdiction through 1999.


G.        The  management of TECO Energy determined its reportable segments

                                                                      FORM 10-Q

      based on each subsidiaries' contribution of revenues, operating income and  total  assets.  All  significant  intercompany  transactions  are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.


  Contributions by business segment (millions)

                                                 Operating      Net
   1999                            Revenues(1)    Income(1)   Income(1)
   Tampa Electric Company
     Electric division(2)(3)          $260.9        $ 55.2     $ 27.3
     Peoples Gas System                71.1          14.7        7.3
                                      332.0          69.9       34.6
   TECO Transport(4)                   57.6          11.2        6.3
   TECO Coal(5)                        53.1           5.2        3.8
   TECO Power Services(6)(7)            23.8           4.8        3.3
   Other diversified business(6)        23.8           6.0        5.3
                                      490.3          97.1       53.3
   Other and eliminations             (43.9)         (2.4)      (4.7)
                                      446.4          94.7       48.6
   Non-recurring charges                 --            --         --
   TECO Energy consolidated          $446.4        $ 94.7     $ 48.6

   1998
   Tampa Electric Company
     Electric division(2)(3)(8)       $273.4        $ 56.2     $ 26.0
     Peoples Gas System                80.7          15.4        7.1
                                      354.1          71.6       33.1
   TECO Transport(4)                   54.5           9.2        5.3
   TECO Coal(5)(8)                     56.7           4.4        3.2
   TECO Power Services(6)(7)            18.9           3.5        2.2
   Other diversified business(6)(8)     29.4           9.1        7.5
                                      513.6          97.8       51.3
   Other and eliminations             (45.8)         (2.0)      (3.7)
                                      467.8          95.8       47.6
   Non-recurring charges                 --         (25.9)     (16.8)
   TECO Energy consolidated          $467.8        $ 69.9     $ 30.8

(1)  From continuing operations.
(2) The electric division deferred revenues of $1.4 million in 1999 for refund to customers and recognized revenues previously deferred of $8.7 million in 1998. See Note D on page 7.
(3) Revenues from sales to affiliates were $4.2 million in 1999 and in 1998.
(4) Revenues from sales to affiliates were $25.1 million in 1999 and $28.9 million in 1998.
(5) Revenues from sales to affiliates were $6.4 million in 1999 and $8.5 million in 1998.

                                                                      FORM 10-Q

(6) Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production ($4.1 million in 1999 and $4.8 million in 1998) and interest expense on the limited-recourse debt related to independent power operations ($2.4 million in 1999 and $3.5 million in 1998), both of which are included in operating income for the segments. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
(7) Revenues from sales to affiliates were $8.1 million in 1999 and $4.0 million in 1998.
(8) 1998 operating income and net income exclude the non-recurring charges discussed in Note F on page 8.

                                                                      FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and the Peoples Gas companies as well as margins at TECO Coalbed Methane and TECO Coal; business growth opportunities as they may relate to the company's ability to achieve its previously announced long-term strategy to grow its diversified business; international risks as they may relate to TECO Power Services' ability to continue to operate and invest successfully in its international projects; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These factors are discussed more fully under "Investment Considerations" in registrant's Annual Report on Form 10-K for the year ended Dec. 31, 1998, and reference is made thereto.

     Results of Operations

     Three months ended March 31, 1999:

          Consolidated  net  income  from  continuing  operations  for  the quarter  ended March 31, 1999 was $48.6 million, or $.37 per share, up from  $30.8  million,  or  $.23  per share, for the three-month period ended  March  31,  1998.  The  1998 results from continuing operations included one-time after-tax charges, discussed in Note F on page 8, of

     $16.8  million, or $.13 per share. Excluding these charges, 1998 first quarter earnings per share were $.36.

          Net  income  for  the  first quarter of 1999, after a $.6 million gain  on  disposal  of  discontinued  operations,  was  $49.2  million compared  to  1998's  first quarter net income of $53.0 million, which included  a  $22.2-million, or $.17 per share, net gain on disposal of discontinued operations. Discontinued operations are discussed in Note

     B on page 6.

                                                                      FORM 10-Q

          Consolidated  operating  income  from  continuing  operations was

     $94.7  million,  down  one percent from 1998's first quarter operating income, before non-recurring charges, of $95.7 million.


     Tampa Electric Company's Operating Results

          Tampa  Electric Company's first quarter operating income of $69.9 million  was down slightly from that of the same period in 1998 before non-recurring  charges,  as the growth in retail electric energy sales was  offset  by  weather-related lower demand at both the electric and natural gas divisions in 1999.

          Net  income,  before  non-recurring charges, was 5 percent higher than  in  1998's first quarter due primarily to lower interest expense in 1999, the result of lower short-term debt rates and balances.



     Electric division

          Operating  income  for  the  electric  division was $55.2 million compared with $56.2 million for the same period last year, excluding a one-time  pretax  charge  of $9.6 million last year from mitigation of the  effects  of  a FPSC ruling that separated certain wholesale power sales  contracts  from  the  retail  jurisdiction  through 1999. Tampa

     Electric  s revenues were $260.9 million for the quarter compared with

     $273.4 million for the same period last year. Revenues in 1998's first quarter  included  recognition  of $8.7 million of previously deferred revenues  associated  with the company s current regulatory agreement,

     partially offset by a stipulated temporary base rate reduction of $4.4 million  for  the  quarter.  In  accordance  with  the  agreement, the temporary  base  rate reduction and recognition of previously deferred revenues  ended  in December 1998. Under this regulatory agreement for

     1999,  $1.4 million of revenues were deferred in the first quarter for refund to customers.

                                                                      FORM 10-Q

          Despite  warmer  winter  weather  than  in  last  year's  period,

     revenues for the current quarter reflected an increase in retail sales of 2.3 percent, driven by customer growth of 2.5 percent.  Interchange sales  were lower because of mild winter weather and lower gas prices.

     Slightly  lower operations and maintenance expenses favorably affected quarterly results.

          On April 8, 1999, an explosion at Tampa Electric's Gannon Station

     Unit  Six,  a  375-megawatt  generator that was off line for scheduled spring  maintenance,  resulted in damage to Unit Six, the shut down of the  other  five units at the Station and injuries to 45 employees and contractors, including three fatalities. The preliminary investigation indicates  that  the accident occurred as hydrogen, used to cool power generators during normal operations, exploded when an access cover was opened  prior  to purging the hydrogen from the unit during the Gannon

     Unit Six maintenance outage. The accident continues to be investigated

     b y    t h e  company  and  by  the  Occupational  Safety  and  Health

     Administration (OSHA).

            Gannon  Units One, Two, Three and Four were returned to service shortly  after  the  accident;  Gannon  Unit Five continues to undergo repair  and  is expected to return to service in May 1999. Gannon Unit

     Six  is  expected  to  be  returned  to  service  in  early June 1999.

     Replacement  power  purchased from neighboring utilities, estimated at

     $2  million, is expected to be recovered through Tampa Electric's fuel and purchased power clause, with little impact on customer rates.

            Although  the  financial  impact to Tampa Electric has not been fully  determined,  the costs resulting from the accident are expected to  be  substantially covered by insurance. The impact on current year operation and maintenance expenses is estimated to be $1-2 million.

                                                                      FORM 10-Q

     Peoples Gas System

          Peoples Gas System reported operating income of $14.7 million for the  quarter  compared  with $15.4 million last year. Revenues for the quarter  were  $71.1  million compared with $80.7 million for the same period last year. Residential and commercial therm sales were almost 7 percent  below last year because of the mild winter weather.  Customer growth  was 2.9 percent, reflecting Peoples' initiatives to expand its market. Lower operations and maintenance expenses, partially offset by higher  depreciation,  reflected  cost  savings from restructuring and exiting the appliance sales and service business last year.



     Diversified Companies-Operating Results

          TECO  Transport  reported  revenues  of  $57.6 million, operating income  of  $11.2  million and net income of $6.3 million in the first quarter,  compared with revenues of $54.5 million, operating income of

     $9.2  million  and  net income of $5.3 million last year.  Results for the  current  quarter  reflected a substantial increase in third party business,  partially  offset  by  lower  coal  volumes moved for Tampa

     Electric.    The  increase  in  third party revenues was the result of

     strong grain volumes in the ocean-going business, along with increases in  river  volumes  from  the  barges  added in 1998.  The export coal market continued to be weak in the first quarter.

          At  TECO  Coal,  revenues  for  the  quarter  were  $53.1 million compared  with  $56.7  million  last  year.  Operating income was $5.2 million  for first quarter 1999, compared with $4.4 million, excluding a  one-time  pretax  charge of $13.6 million, for the same period last

     y e a r .   Operating  income  for  the  quarter  reflected  continued

     improvements  in  unit  production  costs,  partially  offset by lower revenues from planned reductions in Tampa Electric volumes. These same

                                                                      FORM 10-Q

      factors  resulted  in net income of $3.8 million, which was 19 percent higher than in 1998's first quarter.

          TECO  Power Services (TPS) recorded revenues of $23.8 million for the  quarter,  compared  with  $18.9  million  last  year for the same period. Operating income was $4.8 million, an increase of $1.3 million over  last  year;  net  income  was $3.3 million, up $1.1 million from

     1998.    These improvements reflected contributions from the company s

     Guatemalan distribution business which was acquired in September 1998,

     higher earnings from the company s Alborada Power Station in Guatemala and  capitalization  of  interest  during  construction  on its equity investment in the San Jose Power Station.

          TECO  Energy s other diversified companies recorded $23.8 million in  revenues  and  $6.0  million  in  operating income, including non-

     conventional  fuels tax credits, for the first quarter.  This compares with  revenues  of  $29.4 million and operating income of $9.1 million for the same period last year, which excludes a one-time pretax charge

     of  $2.7  million  at  TeCom.    Net  income for the other diversified

     companies  of  $5.3 million was $2.2 million lower than in 1998. Lower

     TECO  Coalbed  Methane  results  reflected  a  7  percent  decline  in production  and  a  14  percent decrease in gas prices, even after the favorable  effects  of  gas  price  hedging.  Peoples Gas Company, the propane  business,  was  even with last year, reflecting lower propane volumes  and  revenues  because  of  warmer  weather,  offset by lower expenses.  Results at TeCom were lower, reflecting the amortization of capitalized development costs which began in the fourth quarter 1998.

          The  effective  income  tax  rate  on  net income from continuing operations  for  the  three-month period ended March 31, 1999 was 29.9 percent  compared  to  25.0  percent  last  year.  This  increase  was primarily  due to higher pretax income and lower income tax credits in

                                                                      FORM 10-Q

      1999  as  a  result  of  anticipated lower natural gas production from coalbed methane seams.

          In  March  1998,  TECO  Oil  &  Gas  sold  its offshore assets to

     American  Resources Offshore, Inc. (ARO) for $57.7 million, consisting of  $39.2  million  in  cash  and a subordinated note in the principal amount  of  $18.5 million. TECO Energy recognized an after-tax gain on this  transaction  of  $23.7  million in the first quarter of 1998. As discussed  in  TECO Energy's 1998 Annual Report on Form 10-K, the note from ARO was written off as of Dec. 31, 1998.

          In  March  1999,  the company completed a transaction in which it sold  the  n  from  ARO  to  a  third party for $500,000 in cash. In a separate  transaction, ARO agreed to be responsible for disputed joint billing  payments  of approximately $425,000. The net gain recorded as discontinued  operations  in 1999's first quarter related to these two transactions was $.6 million. (See Note B on page 6)



     Liquidity, Capital Resources and Changes in Financial Condition

          As  discussed in TECO Energy's Annual Report on Form 10-K for the

     year ended Dec. 31, 1998, TPS formed a joint venture relationship with

     Energia  Global International, Inc. (EGI) in February 1999. As part of this  transaction,  TPS committed $25 million in the form of a loan to

     EGI  for  a  stake  in  four  power  projects  in  operation  or under construction  in  Costa  Rica and Guatemala, and electric distribution companies in El Salvador and Panama.

                                                                      FORM 10-Q

     YEAR 2000 COMPUTER SYSTEMS READINESS:

     Background

          There  is a global awareness that many computer programs use only two  digits  to  refer  to  a  year  and, therefore, may not correctly recognize  and  process date information beyond the year 1999. This is referred to as the "Year 2000" issue.

          The  Year 2000 issue exists in two primary areas of TECO Energy's operations:  the  critical  business  systems  (such  as the financial reporting,  procurement,  payroll and customer information and billing systems)  and the control systems (such as those used in the operation of  electric  generation and transmission facilities, gas and electric distribution facilities and coal mining facilities).

          TECO Energy began work on Year 2000 readiness in August 1995. The project  is segmented into the following phases: awareness, inventory,

     assessment,  renovation, testing and contingency planning. The project addresses  readiness  at  Tampa  Electric,  Peoples Gas System and the diversified companies.

     Readiness

          TECO  Energy  has  completed  its  assessment  of  all  hardware,

     software  and embedded systems and is currently engaged in renovation,

     testing  and  contingency  planning.  TECO  Energy's  critical systems

     (those required for uninterrupted operations) are expected to be ready for  the Year 2000, i.e. renovated and tested to the extent necessary,

     by  the  middle of 1999. Set forth below is a description of readiness by functional area.



          Critical Business Systems

          The critical business systems, including mainframe hardware which was  replaced  in  July  1998,  have  been substantially renovated and

                                                                      FORM 10-Q

      tested,  which  represents eighty-five percent of the work required to achieve  Year  2000  readiness for this part of the project. Mainframe integrated  system  testing has begun and is scheduled to be completed in  the  first  half  of  1999.  To  assist in assuring readiness, the renovation  work  and  the  integration  testing  are being handled by separate outside consulting firms.



          Control Systems

          Tampa  Electric  management  believes  that  its transmission and distribution  systems,  including  energy  management  and control and related embedded systems, are now ready for the Year 2000.

          Tampa  Electric  retained industry specialty firms to assist with identifying  areas  where  renovations  were  needed  in  the embedded systems  associated with generator unit controls and with making these renovations.  Ninety-five percent of these renovations have been made,

     which  represents  an estimated eighty percent of the work required to achieve  Year 2000 readiness for this part of the project. A number of successful  unit  tests  have  been  conducted  for  Tampa  Electric's generating  units,  and  all required plant control system renovations are scheduled to be complete and tested by June 1999.

          Critical  systems  in  the  other  parts of TECO Energy have been renovated,  with the exception of a portion of the Peoples Gas control systems, the Hardee Power Station control systems and a portion of the

     TECO  Coal  plant  control  systems,  which  are scheduled to be fully renovated  and  tested  by  June  1999.  Seventy  percent  of the work required  to  achieve Year 2000 readiness for this part of the project is complete.

                                                                      FORM 10-Q

          Coordination with Others

          TECO  Energy  has  surveyed  its largest suppliers (approximately

     1,000)  with  respect  to  their  Year  2000  readiness, including all providers  of  technology supplies and services, and plans to complete its  customer  survey  process  by June 1999. As part of its Year 2000 project,  the company is coordinating with its suppliers and customers based on their responses to these surveys.

          At the request of the U. S. Department of Energy (DOE), the North

     American  Electric  Reliability Council (NERC) is coordinating monthly

     r e a d i ness  monitoring  and  reporting,  information  sharing  and contingency planning for the industry. The latest quarterly report was published in April of 1999. The NERC activity addresses all aspects of the  interconnected  electric  grid.  The aggregated results are being reported  to  the  DOE and other regulatory bodies in the U.S., Canada and  Mexico.  The  Natural  Gas  Council,  through  the  American  Gas

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

     Through  March  31, 1999, approximately $7 million had been spent. The

                                                                      FORM 10-Q

      company  expects to spend approximately $2 million in the remainder of

     1999.



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



     Contingency Plans

          TECO  Energy's  contingency  plan is scheduled to be completed by the  middle  of  1999.  The contingency plan will include a team to be established  to  monitor all critical systems through significant date transitions and to promptly respond to any problems.



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

                                                                      FORM 10-Q

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

          A  hypothetical  10-percent  decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at March 31, 1999.

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

                                                                      FORM 10-Q

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

                                                                      FORM 10-Q

                             PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on April 21, 1999, the shareholders of TECO Energy, Inc., elected three directors and rejected a shareholder proposal concerning the format of certain proxy material. The votes were as follows:

                         Votes Cast  Votes Cast                    Broker
                             For      Against     Abstentions   Non-Votes

 Election of Directors

 DuBose Ausley          110,547,731   1,886,435
 James L. Ferman, Jr.   110,919,551   1,514,616
 James O. Welch, Jr.    110,733,263   1,700,904

 Shareholder Proposal     9,559,555  82,563,022     3,383,052  16,928,538


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          12   Ratio of earnings to fixed charges


          27 Financial data schedule - three months ended March 31, 1999. (EDGAR filing only)

          (b)  Reports on Form 8-K

          The registrant did not file any Current Reports on Form 8-K for the quarter ended March 31, 1999.


          The registrant filed a Current Report on Form 8-K dated April 27, 1999 reporting under "Item 5. Other Events" the election of Robert D. Fagan as President and Chief Executive Officer of TECO Energy, Inc. effective June 1, 1999.

                                                                      FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






Date: May 14, 1999
                                     By: /s/G. L. Gillette
                                            G. L. Gillette
                                  Vice President - Finance and Chief
                                          Financial Officer
                                    (Principal Financial Officer)

                                                                      FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                           Page No.

   12         Ratio of earnings to fixed charges                    26

   27         Financial data schedule - three months ended
              March 31, 1999. (EDGAR filing only)                   --