Form 10-Q
period 1999-06-30
TECO ENERGY INC
filed 1999-08-13
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999

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

                        Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1999):

              Common Stock, $1 Par Value     132,080,557

                                                               FORM 10-Q

                    PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          In  the  opinion  of  management,  the  unaudited  condensed consolidated  financial  statements  include all adjustments necessary  to  present fairly the results for the three- and six-month  periods  ended  June 30, 1999 and 1998. Reference should be made to the explanatory notes affecting the income and  balance sheet accounts contained in TECO Energy, Inc.'s

          Annual  Report on Form 10-K for the year ended Dec. 31, 1998 and to the notes on pages 7 through 12 of this report.








































                                   2
                                                               FORM 10-Q

                        CONSOLIDATED BALANCE SHEETS
                                 unaudited
                               (in millions)

                                              June 30,          Dec. 31,
                                                1999              1998
                                   Assets
Current assets
  Cash and cash equivalents                   $   19.4          $   16.9
  Receivables, less allowance
    for uncollectibles                           233.0             229.6
  Inventories, at average cost
    Fuel                                         109.6              93.2
    Materials and supplies                        66.6              64.1
  Prepayments                                     17.4              15.1
                                                 446.0             418.9
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   4,029.4           3,991.3
    Gas                                          555.9             518.5
  Construction work in progress                  125.9             101.1
  Other property                               1,020.1             989.6
                                               5,731.3           5,600.5
  Accumulated depreciation                    (2,370.7)         (2,292.9)
                                               3,360.6           3,307.6
Other assets
  Other investments                              109.0              72.0
  Investment in unconsolidated affiliates        160.1             141.2
  Deferred income taxes                          103.3              99.1
  Deferred charges and other assets              149.0             140.5
                                                 521.4             452.8
                                              $4,328.0          $4,179.3

                          Liabilities and Capital
Current liabilities
  Long-term debt due within one year          $   35.2          $   36.0
  Notes payable                                  449.1             319.0
  Accounts payable                               153.2             208.1
  Customer deposits                               79.2              78.3
  Interest accrued                                19.5              14.2
  Taxes accrued                                   68.7               5.1
                                                 804.9             660.7
Deferred income taxes                            490.4             499.9
Investment tax credits                            44.2              46.7
Regulatory liability-tax related                  33.3              34.0
Other deferred credits                           149.3             150.6
Long-term debt, less amount due
  within one year                              1,275.3           1,279.6
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - issued and
    outstanding 132,082,039 in 1999 and
    131,955,939 in 1998                        1,590.1           1,569.2
  Unearned compensation                          (59.5)            (61.4)
                                              $4,328.0          $4,179.3

The accompanying notes are an integral part of the consolidated financial statements.


                                     3
                                                               FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the three months ended June 30,              1999              1998

Revenues                                        $491.7            $490.6

Expenses
  Operation                                      266.0             253.7
  Maintenance                                     32.8              31.9
  Depreciation                                    55.7              57.4
  Taxes, other than income                        37.5              37.2
                                                 392.0             380.2

Income from operations                            99.7             110.4

Other income (expense)
  Other income (expense), net                      1.4              (0.5)

Income before interest and income taxes          101.1             109.9

Interest expense                                  27.6              26.0

Income before provision for income taxes          73.5              83.9
Provision for income taxes                        21.6              26.0

Net income                                      $ 51.9            $ 57.9

Average common shares outstanding                132.0             131.7

Earnings per average common share outstanding:
Basic and diluted                               $ 0.39            $  .44


Dividend per common share outstanding           $0.325            $ 0.31

The accompanying notes are an integral part of the consolidated financial statements.





















                                     4
                                                               FORM 10-Q

                     CONSOLIDATED STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the six months ended June 30,                1999              1998

Revenues                                        $938.1            $958.4

Expenses
  Operation                                      495.5             503.1
  Maintenance                                     60.3              60.0
  Non-recurring charges                             --              25.9
  Depreciation                                   112.4             114.3
  Taxes, other than income                        75.5              74.9
                                                 743.7             778.2

Income from operations                           194.4             180.2

Other income (expense)
  Other income (expense), net                      2.1              (3.3)

Income before interest and income taxes          196.5             176.9

Interest expense                                  53.7              52.0

Income before provision for income taxes         142.8             124.9
Provision for income taxes                        42.3              36.2

Net income from continuing operations            100.5              88.7
Gain on disposal of discontinued operations,
  net of income tax expense of $.3 million
  for 1999 and $12.9 million for 1998               .6              22.2
Net income                                      $101.1            $110.9

Average common shares outstanding                132.0             131.6

Earnings per average common share outstanding:
Basic and diluted-
  From continuing operations                    $ 0.76            $  .67
  Net income                                    $ 0.76            $  .84


Dividend per common share outstanding           $0.635            $0.605

The accompanying notes are an integral part of the consolidated financial statements.














                                     5
                                                               FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 unaudited
                               (in millions)

For the six months ended June 30,                1999              1998

Cash flows from operating activities
Net income                                      $101.1            $110.9
  Adjustments to reconcile net income
      to net cash:
    Depreciation                                 112.4             114.3
    Deferred income taxes                        (14.1)               --
    Investment tax credits, net                   (2.5)             (2.5)
    Amortization of unearned compensation          4.3               3.4
    Gain on disposal of discontinued
      operations, pretax                            --             (37.5)
    Deferred revenue                               3.9             (19.8)
    Deferred recovery clause                     (13.8)              9.0
    Non-recurring charges, pretax                   --              25.9
    Receivables, less allowance
      for uncollectibles                          (8.3)             (3.3)
    Inventories                                  (19.0)            (11.5)
    Taxes accrued                                 63.6              26.9
    Interest accrued                               5.3               2.7
    Accounts payable                             (54.9)            (14.6)
    Other                                         (0.1)             11.7
                                                 177.9             215.6
Cash flows from investing activities
  Capital expenditures                          (166.7)           (116.2)
  Net proceeds from sale of assets                  --              39.2
  Investment in unconsolidated affiliates        (18.1)            (11.9)
  Other non-current investments                  (31.9)              0.3
                                                (216.7)            (88.6)

Cash flows from financing activities
  Common stock                                      .1               1.2
  Repayment of long-term debt                     (5.0)             (7.7)
  Net increase (decrease) in short-term debt     130.1             (34.9)
  Dividends                                      (83.9)            (79.6)
                                                  41.3            (121.0)
Net increase in cash and cash equivalents          2.5               6.0
Cash and cash equivalents
  at beginning of period                          16.9              10.6
Cash and cash equivalents at end of period     $  19.4           $  16.6


The accompanying notes are an integral part of the consolidated financial statements.












                                     6
                                                               FORM 10-Q

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

     Energy  reported  a  net after-tax gain of $22.2 million from the disposal of discontinued operations in the first quarter of 1998.

          At  Dec.  31, 1998, TECO Energy wrote off the recorded value of  all  assets  associated  with  the  discontinued  oil and gas

     operation,   including  the  $18.5-million  note  and  associated

     accrued  interest  income  and the remaining on-shore assets. The

     net   after-tax  gain  reported  from  disposal  of  discontinued

     operations,  including this write-off for full-year 1998 was $6.1 million.

          In  March  1999,  TECO  Oil & Gas completed a transaction in which  it sold the note from ARO to a third party for $500,000 in cash and in a separate transaction settled disputed joint billing payments  of approximately $425,000. A $.6 million after-tax gain from  these  transactions  was recognized in the first quarter of

     1999 as a gain on disposal of discontinued operations.

          In  June  1999,  TECO  Oil  & Gas exercised its warrant at a nominal  price for approximately 23 percent of American Resources

     Offshore  s  outstanding common stock.  The warrant was scheduled to expire at the end of June 1999.


                                   7
                                                               FORM 10-Q

          There  were  no  revenues  from the discontinued oil and gas operations  for  the  three- and six-month periods ended June 30,

     1999 and 1998.



C.        T E C O  Energy  and  its  subsidiaries  have  made  certain

     c o m m itments  in  connection  with  their  continuing  capital expenditure  program  and  estimate that capital expenditures for continuing operations during 1999, excluding those for TECO Power

     Services  Corporation's investments in unconsolidated affiliates,

     will be as follows:

                                          millions
          Tampa Electric Company
            Electric division                 $224
            Peoples Gas System                  75
          TECO Transport Corporation            29
          TECO Coal Corporation                 18
          TECO Power Services                   24
          Other diversified businesses          12
                                              $382
          TECO Power Services - investment
             in unconsolidated affiliates      $ 31


D.        Revenues  in the three- and six-month periods ended June 30,

     1999    reflected  the  deferral  for refund to customers of $2.5

     million  and  $3.9  million,  respectively,  of revenues at Tampa

     Electric  under  its  current regulatory agreement.  Revenues for the  three-  and  six  month periods ended June 30, 1998 included recognition  of $11.1 million and $19.8 million, respectively, of previously  deferred  revenues,  which were partially offset by a stipulated  temporary  base  rate reduction totaling $5.1 million and  $9.5 million, in the same three- and six-month periods ended

     in  1998.    In accordance with the agreement, the temporary base

     rate  reduction  and  recognition of previously deferred revenues ended in December 1998.




                                   8
                                                               FORM 10-Q

E.        The  reconciliation  of  TECO  Energy's  basic  and  diluted earnings per share is shown below:

     Three Months Ended June 30,                      1999    1998
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income                                      $51.9    $57.9

     Denominator
     Average number of shares outstanding-basic      132.0    131.7
     Plus:   incremental shares for assumed
             conversions: Stock options at end
             of period                                 2.3      3.2
     Less:   Treasury shares which could
             be purchased                             (2.1)    (2.7)
     Average number of shares outstanding-diluted    132.2    132.2

     Earnings per share
     Basic and diluted                               $ .39    $ .44



     Six Months Ended June 30,                         1999   1998
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations          $100.5   $ 88.7
     Net income                                     $101.1   $110.9

     Denominator
     Average number of shares outstanding-basic      132.0    131.6
     Plus:   incremental shares for assumed
             conversions: Stock options at end
             of period                                 2.3      3.3
     Less:   Treasury shares which could
             be purchased                             (2.0)    (2.7)
     Average number of shares outstanding-diluted    132.3    132.2

     Earnings per share from continuing operations
     Basic and diluted                               $ .76    $ .67

     Earnings per share
     Basic and diluted                               $ .76    $ .84

F.        As  discussed in its Annual Report on Form 10-K for the year ended Dec. 31, 1998, the company recognized, in the first quarter of  1998, one-time charges at TECO Coal, TeCom and Tampa Electric

     Company totaling $16.5 million, after tax, or $.13 per share.







                                   9
                                                               FORM 10-Q

          T h e   one-time  charges  in  1998  reflected  asset  value

     adjustments  at TECO Coal's Gatliff mining facilities relating to the expiration of the coal supply contract with Tampa Electric in

     1999 ($8.9 million after tax), a write off of product development costs  associated  with  features  of  the InterLane  residential system  developed  early  in  the  product  life  and  no  longer incorporated  in  the  current  system's  design  at  TeCom ($1.7 million  after  tax) and a $5.9-million after-tax charge at Tampa

     Electric  associated with ongoing actions to mitigate the effects of a 1997 Florida Public Service Commission (FPSC) ruling.


G.        The  management  of  TECO  Energy  determined its reportable segments  based  on  each subsidiaries' contribution of revenues,

     operating  income  and total assets. All significant intercompany

     t r ansactions  are  eliminated  in  the  consolidated  financial statements  of  TECO  Energy  but  are  included  in  determining reportable segments.


  Contributions by business segment (millions)

                                                 Operating      Net
   Three Months Ended June 30, 1999 Revenues(1)    Income(1)   Income(1)
   Tampa Electric Company
     Electric division(2)(3)          $304.3        $ 68.1     $ 34.8
     Peoples Gas System                 56.7           8.6        3.4
                                       361.0          76.7       38.2

   TECO Transport(4)                    60.8          12.0        6.8
   TECO Coal(5)                         59.3           5.0        3.6
   TECO Power Services(6)(7)            28.9           3.6        3.5
   Other diversified business(6)        23.7           4.6        4.6
                                       533.7         101.9       56.7
   Other and eliminations              (42.0)         (2.2)      (4.8)
   TECO Energy consolidated           $491.7        $ 99.7     $ 51.9










                                    10
                                                               FORM 10-Q

                                                 Operating      Net
                                   Revenues(1)    Income(1)  Income(1)

   Three Months Ended June 30, 1998
   Tampa Electric Company
     Electric division(2)(3)(8)      $ 320.9        $ 80.2     $ 41.1
     Peoples Gas System                 58.0           4.7        1.8
                                       378.9          84.9       42.9
   TECO Transport(4)                    55.9           9.4        4.9
   TECO Coal(5)(8)                      54.4           5.0        3.7
   TECO Power Services(6)(7)                          25.0        3.1
   2.0
   Other diversified business(6)(8)     27.7           9.6        7.8
                                       541.9         112.0       61.3
   Other and eliminations              (51.3)         (1.6)      (3.4)
   TECO Energy consolidated          $ 490.6        $110.4     $ 57.9

   Six Months Ended June 30, 1999
   Tampa Electric Company
     Electric division(2)(3)         $ 565.2       $ 123.3    $  62.1
     Peoples Gas System                127.9          23.3       10.7
                                       693.1         146.6       72.8
   TECO Transport(4)                   118.4          23.2       13.1
   TECO Coal(5)                        112.4          10.2        7.4
   TECO Power Services(6)(7)            52.7           8.4        6.8
   Other diversified business(6)        47.4          10.6        9.9
                                     1,024.0         199.0      110.0
   Other and eliminations              (85.9)         (4.6)      (9.5)
                                       938.1         194.4      100.5
   Non-recurring charges                 --            --         --
   TECO Energy consolidated          $ 938.1        $194.4     $100.5

   Six Months Ended June 30, 1998
   Tampa Electric Company
     Electric division(2)(3)(8)      $ 594.3        $136.4     $ 67.1
     Peoples Gas System                138.6          20.1        8.9
                                       732.9         156.5       76.0
   TECO Transport(4)                   110.4          18.6       10.2
   TECO Coal(5)(8)                     111.1           9.4        6.8
   TECO Power Services(6)(7)            43.9           6.6        4.2
   Other diversified business(6)(8)     57.2          18.7       15.4
                                     1,055.5         209.8      112.6
   Other and eliminations              (97.1)         (3.7)      (7.1)
                                       958.4         206.1      105.5
   Non-recurring charges                 --         (25.9)     (16.8)
   TECO Energy consolidated          $ 958.4        $180.2     $ 88.7


(1)  From continuing operations.
(2) The electric division deferred revenues of $2.5 million and $3.9 million, respectively, for the three- and six-months ended June 30, 1999 for refunds to customers, and recognized revenues previously deferred of $11.1 million and $19.8 million, respectively, for the three- and six-months ended June 30, 1998. See Note D on page 8.






                                    11
                                                               FORM 10-Q

(3) Revenues from sales to affiliates were $7.1 million and $11.3 million respectively, for the three- and six-months ended June 30, 1999, and $6.6 million and $10.8 million respectively, for the three- and six-months ended June 30, 1998.
(4) Revenues from sales to affiliates were $21.6 million and $46.7 million, respectively, for the three- and six-months ended June 30, 1999, and $28.9 million and $57.8 million, respectively, for the three- and six-months ended June 30, 1998.
(5) Revenues from sales to affiliates were $4.1 million and $10.5 million, respectively, for the three- and six-months ended June 30, 1999, and $7.7 million and $16.3 million, respectively, for the three- and six-months ended June 30, 1998 .
(6) O p e rating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production ($4.4 million and $8.5 million, respectively, for the three- and six-months ended June 30, 1999, and $4.7 million and $9.5 million, respectively, for the three- and six-months ended June 30, 1998) and interest expense on the limited-recourse debt related to independent power operations ($2.8 million and $5.1 million, respectively, for the three- and six-months ended June 30, 1999, and $3.4 million and $6.9 million, respectively, for the three- and six-months ended June 30, 1998), both of which are included in operating income for the segments. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
(7) Revenues from sales to affiliates were $9.1 million and $17.2 million, respectively, for the three- and six-months ended June 30, 1999, and $7.8 million and $11.8 million, respectively, for the three- and six-months ended June 30, 1998.
(8) 1998 operating income and net income exclude the non-recurring charges discussed in Note F on pages 9 and 10.




























                                    12
                                                               FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those p r ojected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential c o m petitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory a c tions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric, Peoples Gas System and the Peoples Gas Company as well as margins at TECO Coalbed Methane and TECO Coal; business growth opportunities as they may relate to the company's ability to achieve its previously announced long-term strategy to grow its diversified business; international risks as they may relate to TECO Power Services' ability to continue to operate and invest successfully in its international projects; and changes in and c o mpliance with environmental regulations that may impose additional costs or curtail some activities. These factors are d i scussed more fully under "Investment Considerations" in registrant's Annual Report on Form 10-K for the year ended Dec. 31, 1998, and reference is made thereto.

     Results of Operations

     Three months ended June 30, 1999:

          Net  income  for  the  quarter  ended June 30, 1999 of $51.9 million,  or  $.39  per  share, was 10 percent lower than in last year  s second quarter when net income was $57.9 million, or $.44 per share. These results reflect lower revenues at Tampa Electric and  lower  gas  production  and  prices at TECO Coalbed Methane,

     partially  offset  by  improved results at Peoples Gas System and

     TECO Transport.

          Consolidated operating income from continuing operations was

     $99.7 million, compared with last year s second quarter operating income of $110.4.









                                  13
                                                               FORM 10-Q

     Tampa Electric Company - Electric division

          Tampa  Electric  reported second quarter operating income of

     $68.1  million and revenues of $304.3 million compared with $80.2 million  and  $320.9  million,  respectively, for the same period

     last  year.    Lower retail sales in the quarter were a result of

     milder-than-normal  weather,  which  was  in  contrast  to 1998 s

     e x c eptionally  hot  spring  when  record  demand  levels  were

     experienced.    In  addition,  as  discussed in Note D on page 8,

     quarterly   revenue  comparisons  reflect  recognition  of  $11.1

     million of previously deferred revenues in 1998 (partially offset by a temporary base rate reduction of $5.1 million) that were not available  in  1999  under the current regulatory agreement.  The current year period included $2.5 million of revenue deferral for

     refund  to  customers.    Customer  growth remained strong at 2.5

     percent for the quarter.

          On  April  8,  1999, an explosion at Tampa Electric's Gannon

     Station  Unit Six, a 375-megawatt generator that was off line for scheduled spring maintenance, resulted in damage to Unit Six, the shut  down of the other five units at the Station and injuries to

     45  employees  and  contractors,  including three fatalities. The units  at  Gannon Station that were affected by the accident have returned to service.

          Replacement power purchased from neighboring utilities, at a cost estimated at $2 million, is expected to be recovered through

     Tampa  Electric's  fuel  and  purchased power clause, with little impact  on customer rates. Although the financial impact to Tampa

     Electric  has not been fully determined, the costs resulting from

     the   accident  are  expected  to  be  substantially  covered  by insurance.  The  impact on current year operation and maintenance



                                  14
                                                               FORM 10-Q

      expenses is estimated to be $1-2 million.



     Peoples Gas System

          Peoples Gas System reported operating income of $8.6 million and  revenues  of  $56.7  million  for  the quarter compared with operating  income  of  $4.7 million and revenues of $58.0 million last  year.  Commercial therm sales were up 2 percent, reflecting customer  growth  of  nearly  3.5  percent.  Residential customer growth  also  was  strong  at  2.7 percent, but residential therm sales  were  down,  due  to  milder-than-normal weather in 1999 s

     second  quarter.   Operations and maintenance expenses were lower

     in 1999 due to cost reductions from last year s restructuring.



     Diversified Companies-Operating Results

          TECO  Transport  reported  operating income of $12.0 million and  revenues  of  $60.8  million in the second quarter, compared with  operating  income  of  $9.4  million  and revenues of $55.9 million  last year.  Results at TECO Transport reflected a strong increase  in  grain  shipments  and  higher  northbound  volumes,

     partially offset by lower movements to Tampa Electric in response to  reduced  electric  demand.  In 1998, delays and temporary tow restrictions associated with flooding along the river system last

     spring  unfavorably  affected  earnings.   Weakness in the export

     coal  and  petroleum coke markets continued in the second quarter of  1999 and will likely continue in the second half of the year.

     The  effects  of the mild weather to date on coal requirements at

     Tampa  Electric  as  well  as  other  utilities will also have an unfavorable  impact  on  transportation volumes during the second half of the year.



                                  15
                                                               FORM 10-Q

          TECO  Coal  achieved second quarter operating income of $5.0 million,  unchanged  from 1998 s second quarter, with revenues of

     $59.3  million  compared with $54.4 million last year.  Operating income  for  1998  excluded  a  one-time  pretax  charge of $13.6 million  for  asset  valuation  adjustments.  Operating income in

     1999  reflected  higher  third-party  coal  sales  and  continued

     improvements  in  unit production costs, offset by lower revenues from planned reductions in Tampa Electric volumes.

          TECO  Power Services  (TPS) operating income for the quarter was  $3.6  million  compared  with  $3.1  million  last year, and revenues  were  $28.9  million  compared  with  last year s $25.0

     million.        Improvements  for  the  quarter  reflected higher

     earnings  from the company s Alborada Power Station in Guatemala;

     capitalization  of  interest during construction on the company s

     e q u i t y  investment  in  the  San  Jose  Power  Station;  and contributions from the company s recent investments.

          TECO Energy s other diversified companies recorded operating income  of  $4.6  million  for  the second quarter on revenues of

     $23.7  million.    This  compares  with  operating income of $9.6

     million  and  revenues  of $27.7 million for the same period last

     year.    TECO Coalbed Methane s operating income was down for the

     quarter  by  $2.9  million, as a result of a 7 percent decline in production  and  lower  gas  prices which reflected the impact of

     mild  weather.    Results  at  Peoples  Gas  Company, the propane

     business,  were  slightly  down, reflecting lower propane volumes because  of  warmer weather.  Operating income at TeCom was lower as a result of the amortization of capitalized development costs,

     which began in late 1998.

          The  effective income tax rate on net income from continuing



                                  16
                                                               FORM 10-Q

      operations  for  the  three-month  period ended June 30, 1999 was

     29.3  percent  compared to 31.0 percent last year.  This decrease was  primarily  due to lower pretax income in 1999 and its effect on recurring permanent tax difference items.



     Six month s ended June 30, 1999:

          Year-to-date  net  income  from  continuing  operations  was

     $100.5  million;  net  income  was $101.1 million including gains from  discontinued  operations  of  $.6 million.  Net income from continuing  operations  for  the same period last year, including the one-time after-tax charges of $16.8 million discussed in Note

     F  on  pages  9  and 10, was $88.7 million.  Net income excluding one-time  charges  and discontinued operations was $105.5 million for  the  first  six months of 1998.  Discontinued operations are discussed in Note B on page 7.

          Net  income from continuing operations for the first half of

     1999  was  5  percent  lower than in 1998's first half, excluding one-time charges. These results were affected by the same factors described for the second quarter.

          Consolidated operating income from continuing operations was

     $194.4  million,  down 6 percent from 1998's first half operating income, before non-recurring charges, of $206.1 million.



     Tampa Electric Company - Electric division

            Tampa  Electric s year-to-date operating income was $123.3 million  compared  with  $136.4  million in 1998 after a one-time charge  discussed  in  Note  F  on pages 9 and 10.  Revenues were

     $565.2  million  compared  with  $594.3  million last year, which included  recognition  in 1998 of previously deferred revenues of



                                  17
                                                               FORM 10-Q

      $19.8   million,  partially  offset  by  a  temporary  base  rate

     reduction  of $9.5 million.  The effects of the mild weather were offset by customer growth of 2.5 percent with retail sales levels

     increasing  overall.    Wholesale  sales  levels were down due to

     weather  and  lower  gas prices compared to 1998.  Tampa Electric expects  to  offset  the impact of the unfavorable weather during the  first  half  of  the  year through continued strong customer growth and expense control in the second half of the year.



     Peoples Gas System

          Year-to-date  results  at Peoples Gas System were 16 percent higher with operating income of $23.3 million compared with $20.1 million last year.  Mild winter weather led to lower year-to-date revenues  of  $127.9 million in 1999 compared with $138.6 million last  year;  customer growth was 2.9 percent.  Operating expenses were lower in 1999, the result of last year s restructuring.



     Diversified Companies-Operating Results

          TECO  Transport  s   year-to-date operating income was $23.2

     million  and  revenues  were  $118.4 million, compared with $18.6 million  and  $110.4 million in 1998. These results were affected by the same factors described for the second quarter.

          TECO  Coal s year-to-date operating income was $10.2 million on  revenues  of $112.4 million compared with operating income of

     $9.4  million  on  revenues of $111.1 million in 1998.  Operating income  for  1998  excluded  a  one-time  pretax  charge of $13.6 million  for  asset  valuation  adjustments.  Operating income in

     1999  reflected  higher  third-party  coal  sales  and  continued

     improvements  in  unit production costs, offset by lower revenues



                                  18
                                                               FORM 10-Q

      from planned reductions in Tampa Electric volumes.  Although six-

     month  1999  results  are  in  line  with  last year, the planned reduction in Tampa Electric volumes will likely yield results for the full year below those of 1998.

          TECO  Power Services  year-to-date operating income was $8.4 million,  up  27  percent  from  last  year  s $6.6 million, with revenues  of  $52.7  million  compared to $43.9 million for 1998.

     Improvements   reflected  higher  earnings  from  the  company  s

     Alborada  Power  Station in Guatemala; capitalization of interest during construction on the company s equity investment in the San

     Jose  Power  Station;  and contributions from the company s other investments.

          T E C O   Energy  s  other  diversified  companies  recorded

     operating income and revenues of $10.6 million and $47.4 million,

     compared  with  $18.7 million and $57.2 million last year.  Prior year  operating  income excluded a one-time pretax charge of $2.7

     million  at  TeCom.   TECO Coalbed Methane s operating income was

     down for the six-month period by $4.7 million, as a result of a 7 percent  decline  in production and lower gas prices.  Results at

     Peoples  Gas  Company, the propane business, were down reflecting lower  propane  volumes  because  of  warmer  weather.  Operating income  at  TeCom  was  lower  as a result of the amortization of capitalized development costs, which began in late 1998.

          During  1998, Tampa Electric recorded $1.1 million of after-

     tax  charges in Other Income (Expense).  These charges related to its  1996 earnings the result of an FPSC audit of that year which involved  several adjustments. No such charges were recognized in the 1999 period.





                                  19
                                                               FORM 10-Q

          In March 1999, the TECO Oil & Gas completed a transaction in which  it sold the note from ARO to a third party for $500,000 in cash. In a separate transaction, ARO agreed to be responsible for disputed  joint  billing  payments of approximately $425,000. The net  gain  recorded  as  discontinued  operations in 1999's first quarter  related  to these two transactions was $.6 million. (See

     Note B on page 7.)



     Liquidity, Capital Resources and Changes in Financial Condition

          TPS  expended  $25  million in the form of a loan to Energia

     Global  International,  Inc. (EGI) in February 1999, as described in  TECO Energy's report on Form 10-Q for the quarter ended March

     31,  1999.  In addition, fuel inventories were higher as a result of lower generation at Tampa Electric.

          The  United States Environmental Protection Agency (EPA) has

     commenced  an investigation under the Clean Air Act of coal-fired

     e l e c t ric  power  generators  to  determine  compliance  with environmental  permitting  requirements  associated with repairs,

     m a intenance,  modifications  and  operations  changes  made  to facilities  that  were  in commercial operation prior to 1977 and were  "grandfathered"  with  respect  to  such requirements.  The

     EPA's focus is on whether new source performance standards should be applied to the changes and further, whether the best available control  technology was or should have been used.  Tampa Electric is  one  of  several electric utilities that have been visited by

     E P A    personnel  and  received  a  comprehensive  request  for

     information  pursuant to Section 114 of the Clean Air Act.  Tampa

     Electric  has  provided  its  response  in  compliance  with  the

     information  request.    It  believes  that  it  has constructed,



                                  20
                                                               FORM 10-Q

      repaired,  maintained,  modified  and  operated its facilities in compliance  with  relevant environmental permitting requirements.

     T h e   timing  of  completion  and  the  outcome  of  the  EPA's

     investigation are uncertain.



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

          The  Year  2000  issue  exists  in two primary areas of TECO

     Energy's  operations:  the critical business systems (such as the

     financial    reporting,   procurement,   payroll   and   customer

     information and billing systems) and the control systems (such as

     t h o se  used  in  the  operation  of  electric  generation  and transmission facilities, gas and electric distribution facilities and coal mining facilities).

          TECO  Energy  began  work  on  Year 2000 readiness in August

     1995.  The  project  is  segmented  into  the  following  phases:

     a w a reness,  inventory,  assessment,  renovation,  testing  and contingency  planning.  The  project addresses readiness at Tampa

     Electric, Peoples Gas System and the diversified companies.



     Readiness

          TECO  Energy  has  completed its assessment of all hardware,

     software and embedded systems and has substantially completed its

     renovation,   testing  and  contingency  planning  efforts.  TECO

     E n e r g y's  critical  systems  (those  required  for  reliable



                                  21
                                                               FORM 10-Q

      operations)  are  expected  to  be  ready for the Year 2000, i.e.

     renovated  and  tested  to the extent necessary, during the third quarter  of  1999.  Set forth below is a description of readiness by functional area.



          Critical Business Systems

          Critical  business  systems,  including  mainframe  hardware which  was  replaced  in 1998, have been renovated and tested and are believed to be ready for the Year 2000. To assist in assuring readiness,  the renovation work and the integrated system testing were handled by separate outside consulting firms.



          Control Systems

          Tampa   Electric  believes  that  its  electric  generation,

     transmission   and   distribution   systems,   including   energy

     management  and  control  and  related  embedded systems, are now ready  for  the  Year  2000.  Tampa  Electric  retained  industry specialty  firms to assist in identifying areas where renovations were  needed  in  the  embedded systems associated with generator unit  controls  and  with  making  these renovations. A number of

     t e sts  have  been  successfully  completed  on  these  systems,

     including  future date scenarios. With the exception of a portion of  the TECO Coal plant control systems, which is scheduled to be fully renovated and tested in the third quarter of 1999, critical systems  in the other parts of TECO Energy, including Peoples Gas

     System, have been renovated and tested.









                                     22
                                                               FORM 10-Q

      Coordination with Others

          TECO Energy has surveyed its largest suppliers and customers

     with   respect  to  their  Year  2000  readiness,  including  all providers  of  technology  supplies  and services. As part of its

     Year 2000 project, the company is coordinating with its suppliers and  customers based on their responses to these surveys.  At the request  of  the  U.  S.  Department  of  Energy (DOE), the North

     American  Electric  Reliability  Council  (NERC)  is coordinating monthly  readiness  monitoring and reporting, information sharing and  contingency  planning for the industry. The latest quarterly report  was  published in early August of 1999. The NERC activity addresses  all  aspects  of the interconnected electric grid. The aggregated  results  are  being  reported  to  the  DOE and other regulatory bodies in the U.S., Canada and Mexico. The Natural Gas

     Council,  through  the  American Gas Association, is coordinating similar  processes  within  the  gas  industry,  reporting to the

     Federal  Energy  Regulatory Commission (FERC). Tampa Electric and

     Peoples  Gas  System  are  active  participants in these industry groups.



     Costs

          The  total  cost  of  Year  2000  remediation is expected to remain  under  $10  million, which includes contracted resources,

     purchases  and  internal labor. An estimated breakdown of project costs  is  as  follows:  Tampa Electric - $6 million, Peoples Gas

     System  -  $2.5  million,  and  the  diversified  companies - $.5

     million.   Approximately  40  percent  of  the  these  costs  are

     attributable  to  testing  expenses,  and  the remainder consists





                                     23
                                                               FORM 10-Q

      primarily  of  renovation  or replacement costs. Through June 30,

     1999, approximately $8.5 million had been spent.



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



     Contingency Plans

          TECO  Energy  has  prepared  contingency  plans for critical

     functions.   The Tampa Electric and Peoples Gas System plans have

     been  filed with by the Florida Public Service Commission and are being  coordinated  with  local emergency planning organizations.

     The  plans  provide for an incident management center; designated on-site  and  on-call  response  teams  for  critical systems and

     c u stomer  communication  functions;  appropriate  inventory  of

     critical   materials  and  supplies;  verification  of  computer-

     generated utility service orders; adjusted maintenance schedules;

     and  alternate  means of communications, both internally and with other  industry  participants.  TECO Energy will continue to test less critical systems and refine contingency plans throughout the remainder of this year.









                                     24
                                                               FORM 10-Q

      Forward-Looking Statements

          The  costs  of TECO Energy's Year 2000 efforts and the dates on  which  the company believes it will complete such efforts are based  upon management's best estimates, which were derived using numerous  assumptions  regarding  future  events,  including  the

     c o n t inued  availability  of  certain  resources,  third-party remediation  plans  and  other factors. There can be no assurance that  these  estimates  will  prove  to  be  accurate, and actual results  could  differ materially from those currently projected.

     Specific  factors  that could cause such differences include, but are  not  limited  to,  the  availability  and  cost of personnel trained  in  Year  2000  issues, the ability to identify, assess,

     remediate  and  test  all  relevant  computer  codes and embedded technology and similar uncertainties.



      Accounting Standards

      Accounting for Derivative Instruments and Hedging

           In  1998,  the  Financial Accounting Standards Board (FASB)

      issued  Financial  Accounting Standard (FAS) 133, Accounting for

      Derivative  Instruments and Hedging. This standard was initially to  be effective for fiscal years beginning after June 15, 1999.

      In  July  1999,  the  FASB  delayed  the  effective date of this pronouncement  until fiscal years beginning after June 15, 2000.

      TECO Energy does not use derivatives or other financial products for  speculative purposes. The company has not yet determined to what extent the standard will impact its financial statements.









                                   25
                                                               FORM 10-Q

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

           TECO  Energy  is  exposed  to  changes  in  interest  rates

      p r i m arily  as  a  result  of  its  borrowing  activities.  A hypothetical  increase  in  interest rates of 10 percent of TECO

      Energy's  weighted  average  interest  rate on its variable rate debt would not have a significant impact on TECO Energy's pretax earnings over the next fiscal year.

           A  hypothetical 10-percent decrease in interest rates would not  have  a  significant  impact on the estimated fair value of

      TECO Energy's long-term debt at June 30, 1999.

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



      Commodity Price Risk

           Currently,  at  Tampa  Electric,  Peoples Gas System and at

      TPS,   commodity  price  increases  due  to  changes  in  market

      conditions  for  fuel,  purchased  power  and  natural  gas  are recovered  through  cost  recovery mechanisms, with no effect on earnings.

           TECO  Coalbed  Methane  is  exposed to commodity price risk through  the  sale  of  natural  gas. A 10-percent change in the market  price of natural gas would not have a significant impact on TECO Energy's earnings.



                                   26
                                                               FORM 10-Q

           TECO  Coal  is exposed to commodity price risk through coal sales. A 10-percent change in the market price of coal would not have a significant impact on TECO Energy's earnings.

           From  time  to time, TECO Energy enters into futures, swaps and  options  contracts  to  hedge  the  selling  price  for its physical  production  at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and  unregulated propane business, and to limit exposure to fuel price  increases  at  TECO  Transport.  The  benefits  of  these financial  arrangements  are  at  risk only in the event of non-

      performance  by  the  other  party  to the  agreement, which the

      c o m pany  does  not  anticipate.  TECO  Energy  does  not  use

      d e r ivatives  or  other  financial  products  for  speculative purposes.

































                                   27
                                                               FORM 10-Q

                          PART II.  OTHER INFORMATION




 Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits

           10.1 Supplemental Executive Retirement Plan for R.D. Fagan, dated as of May 24, 1999.

           10.2 Terms of R. D. Fagan s employment, dated as of May 24, 1999.

           10.3 Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999.

           10.4 Restricted Stock Agreement between TECO Energy, Inc. and R. D. Fagan, dated as of May 24, 1999.

           10.5 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan.

           10.6 Form of Performance Shares Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

           10.7 Voluntary Retirement Agreement and General Release between TECO Energy, Inc. and A. D. Oak dated as of April 23, 1999.

           12   Ratio of earnings to fixed charges


           27   Financial   data   schedule   -   six   months   ended
                June 30, 1999. (EDGAR filing only)


           (b)  Reports on Form 8-K

           The registrant filed a Current Report on Form 8-K dated April 27, 1999 reporting under "Item 5. Other Events" the election of Robert D. Fagan as President and Chief Executive Officer of TECO Energy, Inc. effective June 1, 1999.















                                   28
                                                               FORM 10-Q

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






 Date: August 13, 1999              By: /s/G. L. Gillette
                                            G. L. Gillette
                                    Vice President - Finance and Chief
                                          Financial Officer
                                    (Principal Financial Officer)


































                                   28




                                                                 Exhibit 12

                           INDEX TO EXHIBITS

 Exhibit No.  Description  of  Exhibits                          Page
 No.

    10.1      Supplemental Executive Retirement Plan for          30
              R. D. Fagan, dated as of May 24, 1999.

    10.2      Terms of R. D. Fagan's employment, dated as of      35
              May 24, 1999

    10.3      Nonstatutory Stock Option granted to R. D.          39
              Fagan, dated as of May 24, 1999.

    10.4      Restricted Stock Agreement between TECO Energy,     43
              Inc. and R. D. Fagan, dated as of May 24, 1999.

    10.5      Form of Nonstatutory Stock Option under the TECO    47
              Energy, Inc. 1996 Equity Incentive Plan.

    10.6      Form of Performance Shares Agreement between        51
              TECO   Energy,   Inc.   and   certain   senior
              executives  under  the  TECO Energy, Inc. 1996
              Equity Incentive Plan.

    10.7 Voluntary Retirement Agreement and General Release 56 between TECO Energy, Inc. and A. D. Oak dated as of April 23, 1999.


    12        Ratio of earnings to fixed charges                  64

    27        Financial data schedule - six months ended          --
              June 30, 1999. (EDGAR filing only)



















                                  29