Form 10-Q
period 1999-09-30
TECO ENERGY INC
filed 1999-11-15
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

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

                            Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1999):

                  Common Stock, $1 Par Value     129,448,057

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

10-K  for the year ended Dec. 31, 1998 and to the notes on pages 7 through 17 of this report.

                       FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                              Sept. 30,
                                                1999            Dec. 31,
                                              unaudited           1998
                                     Assets
Current assets
  Cash and cash equivalents                  $     9.9         $    16.9
  Receivables, less allowance
    for uncollectibles                           266.7             224.6
  Inventories, at average cost
    Fuel                                          77.7              93.2
    Materials and supplies                        68.2              64.1
  Prepayments                                     15.8              15.1
                                                 438.3             413.9
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   4,032.4           3,991.3
    Gas                                          571.4             518.5
  Construction work in progress                  160.3             101.1
  Other property                               1,027.2             989.6
                                               5,791.3           5,600.5
  Accumulated depreciation                    (2,402.0)         (2,292.9)
                                               3,389.3           3,307.6
Other assets
  Other investments                              101.6              77.0
  Investment in unconsolidated affiliates        164.0             141.2
  Deferred income taxes                          104.7              99.1
  Deferred charges and other assets              155.7             140.5
                                                 526.0             457.8
                                             $ 4,353.6         $ 4,179.3

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year         $    35.1         $    36.0
  Notes payable                                  469.3             319.0
  Accounts payable                               166.7             208.1
  Customer deposits                               79.7              78.3
  Interest accrued                                27.0              14.2
  Taxes accrued                                   89.9               5.1
                                                 867.7             660.7
Deferred income taxes                            482.0             499.9
Investment tax credits                            43.0              46.7
Regulatory liability-tax related                  32.8              34.0
Other deferred credits                           140.1             150.6
Long-term debt, less amount due
  within one year                              1,268.8           1,279.6
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - outstanding
    131,463,457 in 1999(after deducting
    619,100 shares in Treasury, at a cost of
    $13.4 million) and 131,955,939 in 1998     1,576.4           1,569.2
  Unearned compensation                          (57.2)            (61.4)
                                             $ 4,353.6         $ 4,179.3

The accompanying notes are an integral part of the consolidated financial statements.









                                        3
                                                                    FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the three months ended Sept. 30,            1999
                                              unaudited            1998

Revenues                                        $555.9            $525.3

Expenses
  Operation                                      292.3             270.8
  Maintenance                                     30.5              29.3
  Depreciation                                    56.9              58.1
  Taxes, other than income                        37.4              38.2
                                                 417.1             396.4

Income from operations                           138.8             128.9

Other income (expense)
  Other income (expense), net                    (13.7)              0.4

Income before interest and income taxes          125.1             129.3

Interest expense                                  37.4              25.8

Income before provision for income taxes          87.7             103.5
Provision for income taxes                        31.8              32.3

Net income from continuing operations             55.9              71.2
Net Loss from discontinued operations, net
    of income tax benefit of $.4 million
  for 1999 and $.3 million for 1998                (.8)              (.4)
Gain (loss) on disposal of discontinued
    operations, net of income tax benefit
  of $7.8 million for 1999                       (12.9)                --
Net income                                      $ 42.2             $ 70.8

Average common shares outstanding - basic        131.9              131.8
Average common shares outstanding - diluted      132.0              132.2

Earnings per average common share outstanding:
Basic and diluted-
    From continuing operations                  $ 0.42             $  .54
    Net income                                  $ 0.32             $  .54


Dividend per common share outstanding           $0.325             $ 0.31

The accompanying notes are an integral part of the consolidated financial statements.











                                        4
                                                                    FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

For the nine months ended Sept. 30,             1999
                                              unaudited            1998

Revenues                                      $1,493.0          $1,481.8

Expenses
  Operation                                      784.5             771.8
  Maintenance                                     90.8              89.3
  Non-recurring charges                             --              23.2
  Depreciation                                   169.2             172.4
  Taxes, other than income                       112.7             113.1
                                               1,157.2           1,169.8
Income from operations                           335.8             312.0

Other income (expense)
  Other income (expense), net                    (11.4)             (2.8)
Income before interest and income taxes          324.4             309.2

Interest expense                                  91.1              77.7

Income before provision for income taxes         233.3             231.5
Provision for income taxes                        75.1              69.7

Net income from continuing operations            158.2             161.8
Net loss from discontinued operations, net
    of income tax benefit of $1.4 million
  for 1999 and $1.5 million for 1998              (2.5)             (2.3)
Gain (loss) on disposal of discontinued
    operations, net of income tax benefit of
  $7.5 million for 1999 and net of income
  tax expense of $12.9 million for 1998          (12.3)             22.2
Net income                                    $  143.4          $  181.7

Average common shares outstanding - basic        132.0             131.7
Average common shares outstanding - diluted      132.2             132.2

Earnings per average common share outstanding:
Basic -
  From continuing operations                     $1.20             $1.23
  Net income                                     $1.09             $1.38
Diluted -
  From continuing operations                     $1.19             $1.22
  Net income                                     $1.08             $1.37
Dividend per common share outstanding            $0.96            $0.915

The accompanying notes are an integral part of the consolidated financial statements.










                                        5
                                                                    FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in millions)

For the nine months ended Sept. 30,             1999
                                              unaudited            1998
Cash flows from operating activities
Net income                                      $143.4          $181.7
  Adjustments to reconcile net income
    to net cash:
    Depreciation                                 169.2           172.4
    Deferred income taxes                        (24.5)            7.1
    Investment tax credits, net                   (3.7)           (3.7)
    Amortization of unearned compensation          6.6             5.4
    (Gain) loss on disposal of discontinued
      operations, pretax                           19.8          (37.5)
    Deferred revenue                               9.0           (31.7)
  Deferred recovery clause                       (29.7)           13.4
    Non-recurring charges, pretax                 17.6            25.9
    Receivables, less allowance
      for uncollectibles                        (41.0)           (16.9)
    Inventories                                    10.3            3.4
    Taxes accrued                                 84.8            44.1
    Interest accrued                               3.9            10.9
    Accounts payable                             (55.8)          (16.6)
    Other                                        (12.8)           14.5
                                                 297.1           372.4
Cash flows from investing activities
  Capital expenditures                          (252.6)         (174.5)
  Net proceeds from sale of assets                  --            39.2
  Investment in unconsolidated affiliates        (19.8)         (111.5)
  Other non-current investments                  (30.4)           (1.2)
                                                (302.8)          248.0)
Cash flows from financing activities
  Common stock                                      .1             3.5
  Purchase of Treasury Stock                     (13.4)             --
  Proceeds from long-term debt                      --           201.2
  Repayment of long-term debt                    (11.6)          (13.3)
  Net borrowings under credit lines                 --            60.0
  Net increase (decrease) in short-term debt     150.3          (244.4)
  Dividends                                     (126.7)         (120.5)
                                                  (1.3)         (113.5)
Net increase (decrease) in cash and
  cash equivalents                                (7.0)           10.9
Cash and cash equivalents
  at beginning of period                          16.9            10.6
Cash and cash equivalents at end of period     $   9.9         $  21.5

The accompanying notes are an integral part of the consolidated financial statements.











                                      6
                                                                    FORM 10-Q

                            NOTES TO FINANCIAL STATEMENTS


A.        Certain  prior year amounts have been reclassified to conform to the current year presentation.



B.        On Nov. 4, 1999, TECO Energy completed the sale of the assets of

     TeCom  for  $1.0  million  in  cash  to Invensys Intelligent Building

     Systems,  a  division  of  The  Barber-Coleman  Company.  The company decided  to  exit  the  automated  energy management systems business because  it lacked the distribution channels necessary to effectively reach  the  markets  for its products. The total reported loss on the disposal  of  discontinued  operations,  net  of taxes for the three-

     month  period ended Sept. 30, 1999 was $12.9 million, or 10 cents per share including an estimate of activities at TeCom after the Sept. 1,

     1999  measurement  date. TeCom's operating results for the quarter up until the measurement date are now reported in net income (loss) from discontinued operations.

          A summary of the net assets of TeCom is as follows:

                                                   Sept. 30,  Dec. 31,
      (millions)                                     1999       1998

     Inventories, at average cost                    $   .2    $  1.3

     Other current assets                                .7        .6
     Net property, plant and equipment                   .2       1.1

     Capitalized development costs                       --      14.6
     Other assets                                        --        .4

     Total liabilities                                 (2.7)     (6.5)
           Net Assets                                $ (1.6)   $ 11.5












                                     7
                                                                    FORM 10-Q

          Total revenues from discontinued operations were $.3 million and

     $1.2  million,  respectively,  for  the three- and nine-month periods ended Sept. 30, 1999, and $.2 million and $2.0 million, respectively,

     for  the  three- and nine-month periods ended Sept. 30, 1998.  After-

     tax  losses  from  discontinued  operations were $.8 million and $2.5 million, respectively, for the three- and nine-months ended Sept. 30,

     1999  and  $.4 million and $2.3 million, respectively, for the three-

     and nine-months ended Sept. 30, 1998.


C.        As  reported in the company's Annual Report on Form 10-K for the year  ended  Dec.  31,  1998,  TECO  Oil  &  Gas, Inc., the company's conventional  oil  and  gas  subsidiary,  sold its offshore assets to

     American  Resources  Offshore,  Inc.  (ARO)  in  March 1998 for $57.7

     million,  consisting of $39.2 million in cash and a subordinated note

     (the  "ARO  Note")  in  the  principal  amount of $18.5 million. TECO

     Energy  reported  a  net  after-tax  gain  of  $22.2 million from the disposal of discontinued operations in the first quarter of 1998.

          At  Dec.  31,  1998, TECO Energy wrote off the recorded value of all  assets  associated  with the discontinued oil and gas operation,

     including  the $18.5-million ARO Note and associated accrued interest income  and  the  remaining  on-shore  assets. The net after-tax gain reported  from  disposal  of  discontinued operations, including this write-off, for full-year 1998 was $6.1 million.

          In March 1999, TECO Oil & Gas sold the ARO Note to a third party for  $500,000  in  cash  and  in a separate transaction ARO agreed to assume  disputed  joint billing payments of approximately $425,000. A

     $.6  million after-tax gain from these transactions was recognized in the  first  quarter  of  1999  as  a gain on disposal of discontinued

     operations.

          There  were  no  revenues  from  the  discontinued  oil  and gas

                                     8
                                                                    FORM 10-Q

      operations for the three- and nine-month periods ended Sept. 30, 1999 and 1998.



D.        TECO  Energy  and its subsidiaries have made certain commitments in  connection  with their continuing capital expenditure program and estimate  that  capital expenditures for continuing operations during

     1999 will be as follows:

                                             millions
          Tampa Electric Company
            Electric division                   $228
            Peoples Gas System                    75
          TECO Transport Corporation              29
          TECO Coal Corporation                   18
          TECO Power Services                     47
          Other diversified businesses             9
                                                $406
          TECO Power Services - investment
              in unconsolidated affiliates     $  51


E.        Revenues  reflected  the  reversals  of $2.8 million of revenues previously  deferred  for  future  refund to customers for the three-

     month  period  ended  Sept.  30, 1999, and the deferral for refund to customers  of  $1.1  million in the nine-month period ended Sept. 30,

     1999  at  Tampa  Electric  under  its  current  regulatory agreement.

     Revenues  for the three- and nine- month periods ended Sept. 30, 1998

     i n c l u d ed  recognition  of  $11.8  million  and  $31.7  million,

     respectively,  of  previously deferred revenues, which were partially offset  by  a  stipulated temporary base rate reduction totaling $6.1 million  and $15.6 million, in the same three- and nine-month periods ended  in 1998.  In accordance with the agreement, the temporary base rate  reduction and recognition of previously deferred revenues ended in December 1998.



F.        The  reconciliation  of TECO Energy's basic and diluted earnings per share is shown below:


                                     9
                                                                    FORM 10-Q

     Three Months Ended Sept. 30,                    1999     1998
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations          $55.9     $71.2
     Net income                                     $42.2     $70.8

     Denominator
     Average number of shares outstanding-basic     131.9     131.8
     Plus:     incremental shares for assumed
               conversions: Stock options at end
               of period                              1.2       3.1
     Less:     Treasury shares which could
               be purchased                          (1.1)     (2.7)
     Average number of shares outstanding-diluted   132.0     132.2

     Earnings per share from continuing operations
     Basic and diluted                              $ .42     $ .54

     Earnings per share
     Basic and diluted                              $ .32      $ .54







































                                     10
                                                                    FORM 10-Q

     Nine Months Ended Sept. 30,                    1999      1998
     (millions, except per share amounts)

     Numerator (Basic and Diluted)
     Net income from continuing operations         $158.2    $161.8
     Net income                                    $143.4    $181.7

     Denominator
     Average number of shares outstanding-basic     132.0     131.7
     Plus:     incremental shares for assumed
               conversions: Stock options at end
               of period                              2.3       3.2
     Less:     Treasury shares which could
               be purchased                          (2.1)     (2.7)
     Average number of shares outstanding-diluted   132.2     132.2


     Earnings per share from continuing operations
          Basic                                    $ 1.20     $ 1.23
          Diluted                                  $ 1.19     $ 1.22

     Earnings per share
          Basic                                    $ 1.09     $ 1.38
          Diluted                                  $ 1.08     $ 1.37



G.        In  the  third  quarter  of 1999, the company recognized certain one-time  charges  totaling  $16.1  million,  after  tax, or $.12 per share.

          A  one-time charge of $6.4 million after-tax, or $.05 per share,

     was  recorded  at  Tampa  Electric  based  on  Florida Public Service

     Commission  (FPSC) audits of Tampa Electric's 1997 and 1998 earnings,

     which among other things, limited its equity ratio to 58.7 percent, a decrease  of  91  basis  points  and 224 basis points from 1997's and

     1998's ratios, respectively. The Florida Industrial Power Users Group

     (FIPUG)  has  filed a petition with the FPSC protesting the decisions for  both  1997 and 1998. Tampa Electric responded to FIPUG's protest by  filing  its  own protest of the FPSC's equity ratio decision. The company  expects  the  FPSC  staff  to provide a schedule for hearing dates for the protests soon.

          After-tax charges totaling $6.1 million, or $.04 per share, were

     a l so  recognized  this  quarter  reflecting  corporate  income  tax


                                     11
                                                                    FORM 10-Q

      provisions and settlements related to prior years' tax returns. These adjustments  were  recorded  at  Tampa  Electric ($3.8 million), TECO

     Investments  ($4.3  million)  and  at the TECO Energy corporate level

     ($2.0 million benefit).

          A  charge of $3.6 million after-tax, or $.03 per share, was also recorded in the third quarter of 1999 to adjust the carrying value of certain  investments  in  leveraged  aircraft leases to reflect lower anticipated residual values.



H.        As  discussed  in  its  Annual  Report on Form 10-K for the year ended  Dec.  31,  1998,  in  the  first  quarter of 1998, the company recognized  one-time  charges at TECO Coal and Tampa Electric Company totaling $15.2 million, after tax, or $.11 per share.

          The  one-time  charges in 1998 reflected asset value adjustments at  TECO  Coal's Gatliff mining facilities relating to the expiration of the coal supply contract with Tampa Electric in 1999 ($8.9 million after  tax)  and  a  $5.9-million  after-tax charge at Tampa Electric associated  with  ongoing  actions  to mitigate the effects of a 1997

     FPSC ruling.



I.        In  late  September  1999,  TECO  Energy  announced a program to repurchase  up  to  $150  million  of  its  outstanding common stock.

     Shares  acquired  will  constitute  treasury  shares.  In  the  third quarter,  the  company  acquired  619,100  shares  of its outstanding common  stock at a cost of $13.4 million; the average per share price was  $21.68.  Earnings per share results were not affected due to the timing of the purchases.



J.        The management of TECO Energy determined its reportable segments based  on  each  subsidiaries'  contribution  of  revenues, operating

                                     12
                                                                    FORM 10-Q

      income  and net income. All significant intercompany transactions are eliminated  in  the  consolidated financial statements of TECO Energy but are included in determining reportable segments.



     Contributions by business segment (millions)

                                               Operating     Net
                                   Revenues(1)  Income(1)  Income(1)

     Three Months Ended Sept. 30, 1999
     Tampa Electric Company
       Electric division(2)(3)(8)   $ 358.6     $ 96.7    $ 53.0
       Peoples Gas System              57.2        6.4       2.5
                                      415.8      103.1      55.5
     TECO Transport(4)                 65.1       12.2       6.8
     TECO Coal(5)                      60.5        5.5       4.2
     TECO Power Services(6)(7)         32.2        3.7       3.7
     Other diversified businesses(6)   28.1        8.5       6.9
                                      601.7      133.0      77.1
     Other and eliminations(8)        (53.7)      (2.1)     (5.1)
                                      548.0      130.9      72.0
     One-time charges(8)(9)             7.9        7.9     (16.1)
     TECO Energy consolidated       $ 555.9    $ 138.8    $ 55.9

































                                     13
                                                                    FORM 10-Q

                                              Operating     Net
                                   Revenues(1)  Income(1)  Income(1)

     Three Months Ended Sept. 30, 1998
     Tampa Electric Company
       Electric division(2)(3)      $ 353.7    $  94.6    $ 51.4
       Peoples Gas System              49.6        3.2        .5
                                      403.3       97.8      51.9
     TECO Transport(4)                 61.0       11.9       6.5
     TECO Coal(5)(8)                   62.5        8.3       6.1
     TECO Power Services(6)(7)         29.2        2.6       2.6
     Other diversified
          businesses(6)(8)             28.9        9.8       7.7
                                      584.9      130.4      74.8
     Other and eliminations           (59.6)      (1.5)     (3.6)
     TECO Energy consolidated       $ 525.3    $ 128.9    $ 71.2

    Nine Months Ended Sept. 30, 1999
    Tampa Electric Company
     Electric division(2)(3)(8)    $  923.8     $ 220.0  $ 115.1
     Peoples Gas System               185.1        29.7     13.3
                                    1,108.9      249.7     128.4
     TECO Transport(4)                183.5       35.4      19.9
     TECO Coal(5)                     172.9       15.7      11.7
     TECO Power Services (6)(7)        84.9       12.1      10.4
     Other diversified
          businesses(6)                74.6       21.7      18.5
                                    1,624.8      334.6     188.9
     Other and eliminations (6)(8)   (139.7)      (6.7)    (14.6)
                                    1,485.1      327.9     174.3
     One-time charges(8)(9)             7.9        7.9     (16.1)
     TECO Energy consolidated      $1,493.0    $ 335.8   $ 158.2

     Nine Months Ended Sept. 30, 1998
     Tampa Electric Company
       Electric division(2)(3)(8)  $  948.0    $ 231.0   $ 118.5
       Peoples Gas System             188.2       23.3       9.4
                                    1,136.2      254.3     127.9
     TECO Transport(4)                171.4       30.5      16.8
     TECO Coal(5)(8)                  173.6       17.7      13.0
     TECO Power Services(6)(7)         73.1        9.2       6.8
     Other diversified
          businesses(6)(8)             84.2       28.7      23.1
                                    1,638.5      340.4     187.6
     Other and eliminations          (156.7)      (5.2)    (10.6)
                                    1,481.8      335.2     177.0
     One-time charges(8)                 --      (23.2)    (15.2)
     TECO Energy consolidated      $1,481.8    $ 312.0   $ 161.8












                                     14
                                                                    FORM 10-Q

(1)  From continuing operations.
(2) The electric division revenues reflect the reversal of $2.8 million of previous deferrals for refund to customers for the three- month period ended Sept. 30, 1999. It deferred $1.1 million for the nine-months ended Sept. 30, 1999. The electric division recognized revenues previously deferred of $11.8 million and $31.7 million, respectively, for the three- and nine-months ended Sept. 30, 1998. See Note E on pages 9 and 10.
(3) Revenues from sales to affiliates were $8.3 million and $19.5 million respectively, for the three- and nine-months ended Sept. 30, 1999, and $7.8 million and $18.5 million respectively, for the three- and nine-months ended Sept. 30, 1998.
(4) Revenues from sales to affiliates were $26.5 million and $73.2 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $26.7 million and $84.5 million, respectively, for the three- and nine-months ended Sept. 30, 1998.
(5) Revenues from sales to affiliates were $6.2 million and $16.7 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $12.1 million and $28.4 million, respectively, for the three- and nine-months ended Sept. 30, 1998 .
(6) O p e r a ting income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production ($4.4 million and $12.9 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $4.6 million and $14.1 million, respectively, for the three- and nine-months ended Sept. 30, 1998) and interest expense on the limited-recourse debt related to independent power operations ($2.7 million and $7.9 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $3.3 million and $10.2 million, respectively, for the three- and nine-months ended Sept. 30, 1998), both of which are included in operating income for the segments. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
(7) Revenues from sales to affiliates were $12.6 million and $29.8 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $13.1 million and $24.9 million, respectively, for the three- and nine-months ended Sept. 30, 1998.
(8) Revenues, operating income and net income exclude impacts of the one-time charges discussed in Notes G and H on pages 11 and 12.
(9) The one-time charge for income tax settlements and provisions recognized at Tampa Electric included a $7.9 million benefit to revenues.


K.        A s    previously  reported,  the  United  States  Environmental

     Protection  Agency  (EPA)  has been conducting an investigation under the  Clean  Air  Act  of  coal-fired  electric  power  generators  to

     determine   compliance  with  environmental  permitting  requirements

     associated  with  repairs,  maintenance, modifications and changes in operation  made to facilities that were in commercial operation prior to  1977  and were "grandfathered" with respect to such requirements.


                                     15
                                                                 FORM 10-Q

     The  investigation  has  focused  on  whether  new  source review and performance  standards  should  be  applied  to the modifications and changes  and  whether  the  best  available control technology was or should  have been used.  On November 3, 1999, the EPA issued a notice of  violation  to  Tampa  Electric Company and several other electric utilities  around  the  country and caused a civil action to be filed against  each  of  these  utilities  in federal court.  The notice of violation  and  the  complaint  in  the civil action both allege that

     Tampa  Electric  made  modifications  to  its  Big  Bend  and  Gannon generating  plants  without obtaining permits and installing the best available  pollution  control equipment as required by the Prevention of  Significant  Deterioration  provisions of the Clean Air Act.  The complaint  seeks  (i) to require Tampa Electric to install additional

     c o ntrol  technology  at  the  Big  Bend  and  Gannon  plants,  (ii)

     reimbursement  of legal fees and (iii) penalties of up to $27,500 per day  for  each  alleged  violation.  The installation of such control technology would involve significant capital expenditures.

          Notwithstanding  the EPA's allegations, Tampa Electric continues to  believe  that  it has repaired, maintained, modified and operated its  facilities  in  compliance  with  all  applicable  environmental

     requirements.    Tampa  Electric has been in discussions with the EPA

     for  several  months  and expects to continue these discussions in an

     effort  to  resolve  the  matter.    The  outcome  of  the  civil and

     administrative  actions  and  the  discussions  with  the EPA and the approach  to addressing the issues raised by the EPA are uncertain at this time.









                                     16
                                                                    FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric, Peoples Gas System and the Peoples Gas Company as well as margins at TECO Coalbed Methane and TECO Coal; business growth opportunities as they may relate to the company's ability to achieve its previously announced long-term growth strategy; international risks as they may relate to TECO Power Services' ability to continue to operate and invest successfully in its international projects; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities, including possible mitigation actions relating to pending EPA proceedings. These factors a r e discussed more fully under "Investment Considerations" in registrant's Annual Report on Form 10-K for the year ended Dec. 31, 1998, and reference is made thereto.


     Results of Operations

     Three months ended Sept. 30, 1999:

          Net income from continuing operations for the quarter ended Sept.

     30,  1999  was  $55.9  million  or  $.42 per share compared with $71.2 million  or  $.54  per  share for the same period last year. Excluding one-time  charges  of  $16.1 million recorded in 1999's third quarter,

     earnings  from  continuing  operations were $72.0 million, or $.54 per share, level with last year.  One-time charges are discussed in Note G on  pages 11 and 12.  These per share results were not affected by the company's  stock  repurchase program that began in late September (See

     Note I on pages 12 and 13).

          Consolidated  operating  income  from  continuing  operations was

     $138.8  million,  or  $130.9  million, prior to the impact of one-time charges, compared with last year's operating income of $130.4 million.

     Net income of $72.0 million, excluding one-time charges, decreased 3.7 percent from third quarter 1998 primarily due to lower results at TECO

                                     17
                                                                    FORM 10-Q

      Coal  and  TECO Properties that were not offset by improved results at

     Tampa Electric, Peoples Gas and TECO Power Services.



     Tampa Electric Company - Electric division

          T a mpa  Electric's  operating  income  for  the  third  quarter,

     excluding  the  impact  of  one-time  charges,  was  $96.7  million on revenues of $358.6 million, compared with $94.6 million on revenues of

     $353.7  million  for  the  same  period  last  year.   In addition, as

     discussed  in  Note E on pages 9 and 10, quarterly revenue comparisons reflect  recognition  of $11.8 million of previously deferred revenues in  1998  (partially offset by a temporary base rate reduction of $6.1 million)  that were not available in 1999 under the current regulatory

     agreement.   The company showed improved results due to revenue growth

     and  effective  cost  control.  Customer growth remained strong at 2.4 percent  for the quarter, which helped drive revenues higher than last year's despite the recognition of deferred revenues in 1998.





























                                     18
                                                                    FORM 10-Q

     Peoples Gas System

          Peoples  Gas System reported operating income of $6.4 million and revenues  of  $57.2  million  for  the quarter compared with operating income  of  $3.2  million  and  revenues  of  $49.6 million last year.

     Quarterly  results reflect increased sales volumes and strong customer growth of 3.9 percent.  Operations and maintenance expenses were lower in 1999 due to cost reductions from last year's restructuring.

     Diversified Companies-Operating Results

          TECO  Transport  reported  operating  income of $12.2 million and revenues  of  $65.1  million  in  the  third  quarter,  compared  with operating  income  of $11.9 million and revenues of $61.0 million last

     year.   Results at TECO Transport reflected a strong increase in grain shipments  and  higher  northbound  volumes, partially offset by lower movements to Tampa Electric in response to lower coal usage during the

     first   half  of  the  year.    In  1998,  delays  and  temporary  tow

     r e s trictions  associated  with  flooding  along  the  river  system

     unfavorably  affected  earnings.    Weakness  in  the  export coal and

     petroleum  coke  markets  has  continued  through the third quarter of

     1999.

          TECO  Coal  achieved  third  quarter  operating  income  of  $5.5 million,  down  from  $8.3  million  last year, with revenues of $60.5 million compared with $62.5 million last year. Higher third-party coal sales  and  continued  improvements in unit production costs partially offset  the  lower  revenues  from  the  expected  reductions in Tampa

     Electric volumes.











                                     19
                                                                    FORM 10-Q

          TECO  Power  Services' (TPS) operating income for the quarter was

     $3.7  million, compared with $2.6 million last year, and revenues were

     $32.2 million compared with last year's $29.2 million.    Improvements

     for  the  quarter  reflected  contributions  from the company's recent

     g r o wth  initiatives  and  the  capitalization  of  interest  during construction  on the company's equity investment in the San Jose Power

     Station.

          TECO  Energy's  other  diversified  companies  recorded operating income  of  $8.5  million  for  the third quarter on revenues of $28.1

     million.    This  compares  with  operating income of $9.8 million and revenues  of  $28.9  million  for  the  same  period last year.  These amounts  have  been  restated  to  exclude the results of TeCom.  TECO

     Properties'  operating  income  was $2.1 million lower in 1999's third quarter due to the sale of a real estate investment in 1998;  no sales were  recognized  in  1999's  third  quarter.  Results at TECO Coalbed

     Methane  were even with last year for the quarter; improved gas prices along with lower operating expenses offset lower volumes.



     Other

          In  the  third  quarter  of 1999, Tampa Electric recorded a $10.0 million  pretax  one-time  charge in Other Income (Expense) related to

     FPSC  audits of years 1997 and 1998 which, among other things, limited its equity ratio to 58.7 percent (see Note G on pages 11 and 12).  The

     FIPUG  and  Tampa Electric have each filed protests with the FPSC, and are  waiting  for  a  schedule  for  hearing  dates.  TECO Energy also recorded  a  $6.1  million  pretax  one-time  charge  in  Other Income

     (Expense)  to  adjust  the  carrying  value  of  the  leveraged  lease portfolio. (see Note G on pages 11 and 12).

          One-time  tax adjustments and settlements, as discussed in Note G on  pages  11  and  12,  resulted  in a third quarter pretax charge to

                                     20
                                                                    FORM 10-Q

      interest expense of $9.0 million.

          The  effective  income  tax  rate  on  net income from continuing operations  for  the  three-month period ended Sept. 30, 1999 was 36.3

     percent  compared  to  31.1  percent  last  year.    This increase was

     primarily  due  to the corporate income tax provisions and settlements recognized this quarter.

          On  Nov. 4, 1999, TECO Energy completed the sale of the assets of

     TeCom  to  Invensys  Intelligent  Building Systems for $1.0 million in cash.  Total reported loss for the disposal of discontinued operations for  the  three-months  ended  Sept.  30, 1999, net of taxes was $12.9 million. (See Note B on pages 7 and 8.)



     Nine months ended Sept. 30, 1999:

          Year-to-date  net  income  from  continuing operations was $158.2 million, compared with $161.8 million last year.  Excluding the after-

     tax one-time charges previously discussed of $16.1 million in 1999 and

     $15.2  million in 1998, year-to-date income from continuing operations was  $174.3  million,  compared with last year's $177.0 million.  One-

     time  charges  are  discussed  in  Notes  G  and H on pages 11 and 12.

     Including  the  loss for the discontinued TeCom operations, 1999 year-

     to-date  net  income  was $143.4 million, compared with $181.7 million last  year which included a net gain on the sale of offshore oil & gas

     assets.    Discontinued  operations  are discussed in Notes B and C on pages 7 and 8.

          For  the  first  nine  months of 1999, net income from continuing operations  of  $174.3  million,  excluding  one-time  charges,  was 2 percent  lower  than  last year's $177.0 million. Improvements at TECO

     Transport,  TECO  Power Services and Peoples Gas System were offset by the  lack of deferred revenues available for recognition in 1999 under the  current  regulatory agreement and lower off-system sales at Tampa

                                     21
                                                                    FORM 10-Q

      Electric,  by  lower prices and volumes at TECO Coalbed Methane and by higher  financing  costs  associated  with higher debt levels. Results have been restated to include TeCom in discontinued operations.

          C o n s olidated  operating  income  from  continuing  operations excluding  non-recurring  charges  was  $327.9 million, down 2 percent from 1998's first nine months operating income of $335.2 million.



     Tampa Electric Company - Electric division

            Tampa  Electric's  year-to-date operating income, excluding the one-time  charges  discussed  in Note G on pages 11 and 12, was $220.0 million,  compared  with $231.0 million in 1998.  Revenues were $923.8 million,  compared  with  $948.0  million  last  year;  1998  revenues included recognition of previously deferred revenues of $31.7 million,

     partially  offset by a temporary base rate reduction of $15.6 million.

     Off-system  sales were lower this year, primarily the result of warmer winter weather in the first quarter compared to 1998.

          On April 8, 1999, an explosion at Tampa Electric's Gannon Station

     Unit  Six,  a  375-megawatt  generator that was off line for scheduled spring  maintenance,  resulted in damage to Unit Six, the shut down of the  other  five units at the Station and injuries to 45 employees and contractors,  including three fatalities.  The units at Gannon Station that  were  affected  by  the  accident have returned to service.  The estimated  $5 million cost of replacement fuel and purchased power are expected  to  be recovered through Tampa Electric's fuel and purchased power  clause,  with  little  impact  on customer rates.  Although the financial  impact to Tampa Electric has not been fully determined, the costs  resulting  from  the  accident are expected to be substantially

     covered  by  insurance.    The  impact  on  current year operation and

     maintenance  expenses  is  estimated  to  be  $1-2  million.  The U.S.

     O c c upational  Safety  and  Health  Administration  (OSHA)  recently

                                     22
                                                                    FORM 10-Q

      concluded  its safety investigation at the Gannon Station.  OSHA found no willful violations, and Tampa Electric agreed not to contest OSHA's

     citations.    Tampa  Electric  paid  $30,075  in fines to OSHA largely

     related  to  the explosion at the Gannon plant. This amount included a reduction of 10 percent due to the company's excellent safety history.

     Peoples Gas System

          Year-to-date results at Peoples Gas System were 28 percent higher with  operating  income  of  $29.7 million compared with $23.3 million

     last  year.    Year-to-date  customer  growth of 3.2 percent partially

     offset  the effects of mild winter weather for the year, with revenues totaling  $185.1  million  this  year, compared with $188.2 million in

     1998.    Operating expense savings from last year's restructuring also favorably impacted current year results.



     Diversified Companies-Operating Results

          TECO  Transport  recorded  year-to-date operating income of $35.4 million  and  revenues  of $183.5 million, compared with $30.5 million and  $171.4  million  in  1998.  Results at TECO Transport reflected a strong  increase  in  grain  shipments  and higher northbound volumes,

     partially  offset  by lower movements to Tampa Electric in response to lower  coal  usage  and  the corresponding adjustment in inventory. In

     1998,  delays  and temporary tow restrictions associated with flooding along the river system unfavorably affected earnings.  Weakness in the export coal and petroleum coke markets has continued.

          TECO  Coal's  year-to-date  operating income was $15.7 million on revenues  of  $172.9  million  compared with operating income of $17.7 million  on  revenues of $173.6 million in 1998.  Operating income for

     1998  excluded  a  one-time  pretax  charge of $13.6 million for asset

     valuation  adjustments.    Operating  income  in 1999 reflected higher

     third-party  coal  sales and continued improvements in unit production

                                     23
                                                                    FORM 10-Q

      costs,  offset by lower revenues from the expected reductions in Tampa

     Electric volumes.

          TECO  Power  Services'  year-to-date  operating  income was $12.1 million, up 24 percent from last year's $9.2 million, with revenues of

     $84.9  million  compared  to  $73.1  million  for  1998.  Improvements reflected  contributions from the company's recent investments and the capitalization of interest during construction on the company's equity investment in the San Jose Power Station.

          TECO  Energy's  other  diversified  companies recorded  operating income  and revenues of $21.7 million and $74.6 million, compared with

     $28.7  million  and  $84.2  million  last year. TECO Coalbed Methane's operating  income  was down for the nine-month period by $4.9 million,

     as  a  result  of  a 6.5 percent decline in production and average gas prices  that were almost 12 percent below last year.  Operating income at  TECO  Properties  was  $2.7  million lower than in the prior year,

     primarily because of the sale of real estate investments in 1998.

     Other

          During  1999, Tampa Electric recorded a $10.0 million pretax one-

     time  charge in Other Income (Expense) related to FPSC audits of years

     1997  and  1998, as previously discussed in the third quarter results.

     The parent company also recorded a $6.1 million pretax one-time charge in  Other  Income  (Expense)  to  adjust  the  carrying  value  of the leveraged lease portfolio. (see Note G on pages 11 and 12).

          One-time  tax adjustments and settlements, as discussed in Note G on pages 11 and 12, resulted in a pretax charge to interest expense of

     $9.0 million.



    Discontinued Operations

          On  Nov. 4, 1999, TECO Energy completed the sale of the assets of

     TeCom  to  Invensys  Intelligent  Building Systems for $1.0 million in

                                     24
                                                                    FORM 10-Q

      cash.  Total reported loss on the disposal of discontinued operations,

     net  of  taxes  was $12.9 million, for the nine-months ended Sept. 30,

     1999. (See Note B on pages 7 and 8.)

          In March 1999, TECO Oil & Gas sold its subordinated note from ARO to  a third party for $500,000 in cash. In a separate transaction, ARO agreed  to  assume  disputed  joint  billing payments of approximately

     $425,000.  The  net  gain  of  $.6  million  recorded  as discontinued

     operations  in  1999's first quarter related to these two transactions

     (See Note C on page 8).



     Liquidity, Capital Resources and Changes in Financial Condition

          In  September  1999,  TECO  Energy  announced  a  program for the repurchase  of  up  to  $150  million of its outstanding common stock.

     During  the  nine-month  period  ended  Sept.  30,  1999,  the company acquired  619,100  shares of its outstanding common stock at a cost of

     $13.4 million. (See Note I on pages 12 and 13.)

          TECO   Power  Services  loaned  $25  million  to  Energia  Global

     International, Inc. (EGI) as described in TECO Energy's report on Form

     10-Q  for  the quarter ended March 31, 1999. This loan is reflected in

     Other Investments on the Balance Sheet.

          In  November  1999,  TM  Power  Ventures  L.L.C., a joint venture between  TECO  Power Services Corporation and Mosbacher Power Partners

     L.P., executed an agreement with NCP of Virginia, L.L.C. to build, own and  operate  a  312-megawatt  electric  generating  facility  on  the

     Delmarva  Peninsula in Virginia.  The generating facility is scheduled to be on-line in two phases; 135 megawatts in service by June 2000 and the  remaining  capacity  by  June  2001.  TPS  anticipates  an equity investment  in  this  project of $60-$70 million. The remainder of the estimated  $175  million  project cost is expected to be financed with equity from the other partners and non-recourse debt.

                                     25
                                                                    FORM 10-Q



     Recent Developments

          A s    p reviously  reported,  the  United  States  Environmental

     Protection Agency (EPA) has been conducting an investigation under the

     Clean  Air  Act  of  coal-fired electric power generators to determine compliance  with environmental permitting requirements associated with repairs,  maintenance,  modifications and changes in operation made to facilities  that  were  in commercial operation prior to 1977 and were

     "grandfathered"  with respect to such requirements.  The investigation has  focused  on  whether  new source review and performance standards should  be  applied  to  the modifications and changes and whether the best  available  control  technology was or should have been used.  On

     November  3,  1999,  the  EPA  issued  a  notice of violation to Tampa

     Electric  Company  and  several  other  electric  utilities around the country  and  caused  a civil action to be filed against each of these utilities in federal court.  The notice of violation and the complaint in the civil action both allege that Tampa Electric made modifications to its Big Bend and Gannon generating plants without obtaining permits and  installing  the  best  available  pollution  control equipment as required  by the Prevention of Significant Deterioration provisions of the  Clean Air Act.  The complaint seeks (i) to require Tampa Electric to  install  additional  control technology at the Big Bend and Gannon plants,  (ii) reimbursement of legal fees and (iii) penalties of up to

     $27,500  per day for each alleged violation.  The installation of such control technology would involve significant capital expenditures.











                                     26
                                                                    FORM 10-Q

          Notwithstanding  the  EPA's allegations, Tampa Electric continues to believe that it has repaired, maintained, modified and operated its

     facilities   in   compliance   with   all   applicable   environmental

     requirements.  Tampa Electric has been in discussions with the EPA for several  months and expects to continue these discussions in an effort to  resolve  the  matter.  The outcome of the civil and administrative actions  and  the  discussions  with  the  EPA  and  the  approach  to addressing the issues raised by the EPA are uncertain at this time.



     Year 2000 Computer Systems Readiness:

     Background

          There  is a global awareness that many computer programs use only two  digits  to  refer  to  a  year  and, therefore, may not correctly recognize  and  process date information beyond the year 1999. This is referred to as the "Year 2000" issue.

          The Year 2000 issue relates to two primary areas of TECO Energy's operations:  the  critical  business  systems  (such  as the financial reporting,  procurement,  payroll and customer information and billing systems)  and the control systems (such as those used in the operation of  electric  generation and transmission facilities, gas and electric distribution facilities and coal mining facilities).

          TECO Energy began work on Year 2000 readiness in August 1995. The project  has  been  segmented  into  the  following phases: awareness,

     inventory,  assessment,  renovation, testing and contingency planning.

     The  project addresses readiness at Tampa Electric, Peoples Gas System and the diversified companies.



     Readiness

          TECO  Energy  has  completed  its  assessment  of  all  hardware,

     software  and  embedded  systems  and  has substantially completed its

                                     27
                                                                    FORM 10-Q

      renovation,  testing  and  contingency planning efforts. TECO Energy's critical  systems  (those  required  for  reliable operations) are now believed  to  be ready for the Year 2000, i.e. renovated and tested to the  extent  necessary.  Set forth below is a description of readiness by functional area.



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

     Tampa   Electric  retained  industry  specialty  firms  to  assist  in identifying  areas  where  renovations  were  needed  in  the embedded systems  associated with generator unit controls and with making these renovations.  A  number  of  tests have been successfully completed on these  systems,  including future date scenarios.  Critical systems in the  other  parts  of  TECO Energy, including Peoples Gas System, have also  been  renovated  and  tested  and  are  believed to be ready for reliable operation into the Year 2000.



          Coordination with Others

          TECO Energy has surveyed its largest suppliers and customers with respect  to  their  Year  2000  readiness,  including all providers of technology  supplies  and  services. As part of its Year 2000 project,

                                     28
                                                                    FORM 10-Q

      the  company is coordinating with its suppliers and customers based on

     their  responses  to  these  surveys.    At  the  request of the U. S.

     Department  of  Energy  (DOE), the North American Electric Reliability

     Council (NERC) coordinated monthly readiness monitoring and reporting,

     information  sharing  and  contingency  planning for the industry. The final  quarterly  report was published in early August 1999.  The NERC activity  addresses  all  aspects of the interconnected electric grid.

     The  aggregated  results  are  being  reported  to  the  DOE and other regulatory  bodies  in  the  U.S.,  Canada and Mexico. The Natural Gas

     Council,  through  the  American  Gas Association, coordinated similar processes  within  the  gas  industry, reporting to the Federal Energy

     Regulatory  Commission  (FERC).  Tampa Electric and Peoples Gas System

     are active participants in these industry groups.



     Costs

          The  total  cost  of  Year 2000 remediation is expected to remain under  $10 million, which includes contracted resources, purchases and internal labor. An estimated breakdown of project costs is as follows:

     Tampa  Electric - $6.5 million, Peoples Gas System - $2.5 million, and the  diversified  companies - $.5 million. Approximately 40 percent of these  costs  are  attributable to testing expenses, and the remainder consists  primarily  of renovation or replacement costs. Through Sept.

     30, 1999, approximately $8.9 million had been spent.



     Risks

          TECO  Energy  believes  the  most  reasonably  likely  worst case scenario  would  be  the  occurrence  of  isolated  outages of limited duration  for utility customers, similar to those occurring during the utilities'  storm season. The utilities have assessed the risk of this scenario,  and  believe  that their contingency efforts, primarily the

                                     29
                                                                    FORM 10-Q

      ability  to  bypass  automated  controls, would mitigate the effect of such a scenario.



     Contingency Plans

          T E C O  Energy  has  prepared  contingency  plans  for  critical

     functions.   The Tampa Electric and Peoples Gas System plans have been

     filed  with  the  FPSC  and are being coordinated with local emergency planning  organizations.  The plans provide for an incident management center;  designated  on-site  and  on-call response teams for critical systems and customer communication functions; appropriate inventory of critical  materials  and  supplies; verification of computer-generated utility  service orders; adjusted maintenance schedules; and alternate means  of  communications,  both  internally  and  with other industry participants.

          On  Sept. 9, 1999, NERC facilitated a nationwide contingency plan drill  which  Tampa  Electric  participated  in as part of the Florida

     Reliability  Coordinating  Council.  The drill provided an opportunity to  test  the company's ability to plan, equip and deploy personnel to critical  locations; test various means of communication and establish

     manual  data  gathering  and  analysis  procedures.    No  significant

     problems  were  encountered.    TECO Energy will continue to test less

     critical systems and refine contingency plans throughout the remainder of this year.



     Forward-Looking Statements

          The  status  of  TECO  Energy's  Year 2000 efforts are based upon management's  best  estimates.  There  can  be no assurance that these estimates  will  prove to be accurate, and actual results could differ materially from those currently projected. Specific factors that could cause such differences include, but are not limited to, the failure to

                                     30
                                                                    FORM 10-Q

      identify,  assess,  remediate and test all relevant computer codes and embedded technology and similar uncertainties.



     Accounting Standards

     Accounting for Derivative Instruments and Hedging

          In  1998,  the Financial Accounting Standards Board (FASB) issued

     Financial  Accounting  Standard  (FAS)  133, Accounting for Derivative

     Instruments  and  Hedging. This standard was initially to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB delayed  the  effective  date of this pronouncement until fiscal years beginning after June 15, 2000. TECO Energy does not use derivatives or other  financial  products for speculative purposes. The company is in

     t h e  process  of  identifying  derivative  instruments  and  hedging activities  within  its  businesses,  as  defined  by the Standard, to

     d e termined  to  what  extent  FAS  133  will  impact  its  financial statements.



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

     The  benefits  of  these arrangements are at risk only in the event of

                                     31
                                                                    FORM 10-Q

      non-performance by the other party to the agreement, which the company does  not  anticipate.  TECO  Energy does not use derivatives or other financial products for speculative purposes.























































                                     32
                                                                    FORM 10-Q

     Commodity Price Risk

          Currently,  at  Tampa  Electric  and Peoples Gas, commodity price increases  due  to  changes  in  market conditions for fuel, purchased power  and natural gas are recovered through cost recovery mechanisms,

     with no effect on earnings.

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



















                                     33
                                                                    FORM 10-Q

                             PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          On  November  3,  1999, a civil action was filed on behalf of the

     United  States  Environmental Protection Agency against Tampa Electric

     Company in the United States District Court for the Middle District of

     Florida.    The suit alleges that Tampa Electric made modifications to its  Big  Bend  and Gannon generating plants without obtaining permits and  installing  the  best  available  pollution  control equipment as required  by the Prevention of Significant Deterioration provisions of

     the  Clean  Air  Act.    See  the  discussion under Liquidity, Capital

     Resources  and  Changes  in  Financial Condition - Recent Developments

     above.



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     12   Ratio of earnings to fixed charges

     27   Financial data schedule - nine months ended
          September 30, 1999. (EDGAR filing only)


     (b)  Reports on Form 8-K

          The registrant filed a Current Report on Form 8-K dated September 16, 1999 reporting under "Item 5. Other Events" the announcement of a stock repurchase program and the providing of guidance on financial results.

















                                     34
                                                                   FORM 10-Q



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          TECO ENERGY, INC.
                                             (Registrant)






Date: November 15, 1999              By: /s/G. L. Gillette
                                            G. L. Gillette
                                     Vice President - Finance and
                                       Chief Financial Officer
                                    (Principal Financial Officer)
































                                     36
                                                                   FORM 10-Q



                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                          Page No.

    12        Ratio of earnings to fixed charges                   39

    27        Financial data schedule - nine months ended         --
              September 30, 1999. (EDGAR filing only)