Form 10-Q/A
period 1999-09-30
TECO ENERGY INC
filed 1999-11-15
CIK 350563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
                                Amendment No. 1
(Mark One)

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










































                                      2
                                                               FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                              Sept. 30,         Dec. 31,
                                                1999              1998
                                              unaudited          audited
                                     Assets
Current assets
  Cash and cash equivalents                  $     9.9         $    16.9
  Receivables, less allowance
    for uncollectibles                           266.7             224.6
  Inventories, at average cost
    Fuel                                          77.7              93.2
    Materials and supplies                        68.2              64.1
  Prepayments                                     15.8              15.1
                                                 438.3             413.9
Property, plant and equipment,
 at original cost
  Utility plant in service
    Electric                                   4,032.4           3,991.3
    Gas                                          571.4             518.5
  Construction work in progress                  160.3             101.1
  Other property                               1,027.2             989.6
                                               5,791.3           5,600.5
  Accumulated depreciation                    (2,402.0)         (2,292.9)
                                               3,389.3           3,307.6
Other assets
  Other investments                              101.6              77.0
  Investment in unconsolidated affiliates        164.0             141.2
  Deferred income taxes                          104.7              99.1
  Deferred charges and other assets              155.7             140.5
                                                 526.0             457.8
                                             $ 4,353.6         $ 4,179.3

                             Liabilities and Capital
Current liabilities
  Long-term debt due within one year         $    35.1         $    36.0
  Notes payable                                  469.3             319.0
  Accounts payable                               166.7             208.1
  Customer deposits                               79.7              78.3
  Interest accrued                                27.0              14.2
  Taxes accrued                                   89.9               5.1
                                                 867.7             660.7
Deferred income taxes                            482.0             499.9
Investment tax credits                            43.0              46.7
Regulatory liability-tax related                  32.8              34.0
Other deferred credits                           140.1             150.6
Long-term debt, less amount due
  within one year                              1,268.8           1,279.6
Common equity
  Common equity - 400 million shares
    authorized, $1 par value - outstanding
    131,463,457 in 1999(after deducting
    619,100 shares in Treasury, at a cost of
    $13.4 million) and 131,955,939 in 1998     1,576.4           1,569.2
  Unearned compensation                          (57.2)            (61.4)
                                             $ 4,353.6         $ 4,179.3

The accompanying notes are an integral part of the consolidated financial statements.









                                        3
                                                                    FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited
                                  (in millions)

For the three months ended Sept. 30,            1999               1998

Revenues                                        $555.9            $525.3

Expenses
  Operation                                      292.3             270.8
  Maintenance                                     30.5              29.3
  Depreciation                                    56.9              58.1
  Taxes, other than income                        37.4              38.2
                                                 417.1             396.4

Income from operations                           138.8             128.9

Other income (expense)
  Other income (expense), net                    (13.7)              0.4

Income before interest and income taxes          125.1             129.3

Interest expense                                  37.4              25.8

Income before provision for income taxes          87.7             103.5
Provision for income taxes                        31.8              32.3

Net income from continuing operations             55.9              71.2
Net Loss from discontinued operations, net
    of income tax benefit of $.4 million
  for 1999 and $.3 million for 1998                (.8)              (.4)
Gain (loss) on disposal of discontinued
    operations, net of income tax benefit
  of $7.8 million for 1999                       (12.9)                --
Net income                                      $ 42.2             $ 70.8

Average common shares outstanding - basic        131.9              131.8
Average common shares outstanding - diluted      132.0              132.2

Earnings per average common share outstanding:
Basic and diluted-
    From continuing operations                  $ 0.42             $  .54
    Net income                                  $ 0.32             $  .54


Dividend per common share outstanding           $0.325             $ 0.31

The accompanying notes are an integral part of the consolidated financial statements.











                                        4
                                                                    FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited
                                  (in millions)

For the nine months ended Sept. 30,             1999               1998

Revenues                                      $1,493.0          $1,481.8

Expenses
  Operation                                      784.5             771.8
  Maintenance                                     90.8              89.3
  Non-recurring charges                             --              23.2
  Depreciation                                   169.2             172.4
  Taxes, other than income                       112.7             113.1
                                               1,157.2           1,169.8
Income from operations                           335.8             312.0

Other income (expense)
  Other income (expense), net                    (11.4)             (2.8)
Income before interest and income taxes          324.4             309.2

Interest expense                                  91.1              77.7

Income before provision for income taxes         233.3             231.5
Provision for income taxes                        75.1              69.7

Net income from continuing operations            158.2             161.8
Net loss from discontinued operations, net
    of income tax benefit of $1.4 million
  for 1999 and $1.5 million for 1998              (2.5)             (2.3)
Gain (loss) on disposal of discontinued
    operations, net of income tax benefit of
  $7.5 million for 1999 and net of income
  tax expense of $12.9 million for 1998          (12.3)             22.2
Net income                                    $  143.4          $  181.7

Average common shares outstanding - basic        132.0             131.7
Average common shares outstanding - diluted      132.2             132.2

Earnings per average common share outstanding:
Basic -
  From continuing operations                     $1.20             $1.23
  Net income                                     $1.09             $1.38
Diluted -
  From continuing operations                     $1.19             $1.22
  Net income                                     $1.08             $1.37
Dividend per common share outstanding            $0.96            $0.915

The accompanying notes are an integral part of the consolidated financial statements.










                                        5
                                                                    FORM 10-Q

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                unaudited
                               (in millions)

For the nine months ended Sept. 30,             1999             1998
Cash flows from operating activities
Net income                                      $143.4          $181.7
  Adjustments to reconcile net income
    to net cash:
    Depreciation                                 169.2           172.4
    Deferred income taxes                        (24.5)            7.1
    Investment tax credits, net                   (3.7)           (3.7)
    Amortization of unearned compensation          6.6             5.4
    (Gain) loss on disposal of discontinued
      operations, pretax                           19.8          (37.5)
    Deferred revenue                               9.0           (31.7)
  Deferred recovery clause                       (29.7)           13.4
    Non-recurring charges, pretax                 17.6            25.9
    Receivables, less allowance
      for uncollectibles                        (41.0)           (16.9)
    Inventories                                    10.3            3.4
    Taxes accrued                                 84.8            44.1
    Interest accrued                               3.9            10.9
    Accounts payable                             (55.8)          (16.6)
    Other                                        (12.8)           14.5
                                                 297.1           372.4
Cash flows from investing activities
  Capital expenditures                          (252.6)         (174.5)
  Net proceeds from sale of assets                  --            39.2
  Investment in unconsolidated affiliates        (19.8)         (111.5)
  Other non-current investments                  (30.4)           (1.2)
                                                (302.8)          248.0)
Cash flows from financing activities
  Common stock                                      .1             3.5
  Purchase of Treasury Stock                     (13.4)             --
  Proceeds from long-term debt                      --           201.2
  Repayment of long-term debt                    (11.6)          (13.3)
  Net borrowings under credit lines                 --            60.0
  Net increase (decrease) in short-term debt     150.3          (244.4)
  Dividends                                     (126.7)         (120.5)
                                                  (1.3)         (113.5)
Net increase (decrease) in cash and
  cash equivalents                                (7.0)           10.9
Cash and cash equivalents
  at beginning of period                          16.9            10.6
Cash and cash equivalents at end of period     $   9.9         $  21.5

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


















































                                   37