Form 10-K405
period 1999-12-31
TECO ENERGY INC
filed 2000-03-29
CIK 350563

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _____ to _____

         Commission File Number 1-8180

                               TECO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                  59-2052286
                 -------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

                                   TECO PLAZA
                             702 N. FRANKLIN STREET
                              TAMPA, FLORIDA 33602
                              --------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (813) 228-4111

Securities registered pursuant to Section 12(b) of the Act:
                                                 NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                     WHICH REGISTERED
              -------------------                ------------------------
         Common Stock, $1.00 par value           New York Stock Exchange
         Common Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000 was $2,271,355,290.

The number of shares of the registrant's common stock outstanding as of February 29, 2000 was 126,186,405.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

TECO ENERGY

         TECO Energy, Inc. (TECO Energy) was incorporated in Florida in 1981, as part of a restructuring in which it became the parent corporation of Tampa Electric Company. TECO Energy currently owns no operating assets but holds all of the common stock of Tampa Electric Company and the other subsidiaries listed below. TECO Energy is a public utility holding company exempt from registration under the Public Utility Holding Company Act of 1935.


         TECO Energy's significant business segments are identified below:

         -- Tampa Electric Company, a Florida corporation and TECO Energy's largest subsidiary, through its Tampa Electric division (Tampa Electric) provides retail electric service to more than 552,000 customers in West Central Florida with a net system generating capability of 3,569 megawatts (MWS). In 1997, TECO Energy acquired Lykes Energy, Inc. (the Peoples companies). As part of this acquisition, Lykes' regulated gas distribution utility was merged into Tampa Electric Company and now operates as the Peoples Gas System division of Tampa Electric Company (Peoples Gas System or PGS). PGS is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida. With 253,000 customers, PGS has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 1999 was 1.1 billion therms.

         -- TECO Transport Corporation (TECO Transport), a Florida corporation, owns no operating assets but owns all of the common stock of four subsidiaries which transport, store and transfer coal and other dry bulk commodities.

         -- TECO Coal Corporation (TECO Coal), a Kentucky corporation, owns no operating assets but owns all of the common stock of five subsidiaries that own mineral rights, and own/or operate surface and underground mines and coal processing and loading facilities in Kentucky, Tennessee and Virginia.

         -- TECO Power Services Corporation (TECO Power Services), a Florida corporation, has subsidiaries that have interests in independent power projects in Florida, Virginia, Hawaii and Guatemala, and has investments in unconsolidated affiliates that participate in independent power projects and electric distribution in other parts of the U.S. and the world.

         TECO Energy's other diversified businesses include the following corporations identified below:

         -- TECO Coalbed Methane, Inc. (TECO Coalbed Methane), an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin.

         -- Peoples Gas Company (PGC), a Florida corporation, sells liquefied petroleum gas, or propane, to approximately 62,000 customers, primarily within peninsular Florida. In February 2000, TECO Energy entered into an agreement to form a joint venture to combine PGC's propane operations with that of three other companies. The combined entity, to be named US Propane, L.P., would be among the ten largest propane retailers in the nation, with nearly 200,000 customers. The participating companies expect this transaction to be completed in the second quarter 2000.

         -- TECO Gas Services, Inc. (TECO Gas Services), a Florida corporation, provides gas management and marketing services to large municipal, industrial and power generation customers.

         -- Bosek, Gibson and Associates, Inc. (BGA), a Florida corporation, provides engineering and energy services to customers primarily in Florida and in California.

         For financial information regarding TECO Energy's significant business segments, see NOTE K, SEGMENT INFORMATION on pages 59 through 61.

         TECO Energy and its subsidiaries had 5,487 employees as of Dec. 31, 1999.

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

         Tampa Electric had 2,850 employees as of Dec. 31, 1999, of which 1,067 were represented by the International Brotherhood of Electrical Workers (IBEW) and 345 by the Office and Professional Employees International Union.

         In 1999, approximately 46 percent of Tampa Electric's total operating revenue was derived from residential sales, 29 percent from commercial sales, 9 percent from industrial sales and 16 percent from other sales including bulk power sales for resale.

         The sources of operating revenue and megawatt-hour sales for the years indicated were as follows:


                                                                            OPERATING REVENUE
(millions)                                           1999                1998               1997
                                                   --------            --------           --------

Residential                                        $  557.4            $  563.2           $  532.3
Commercial                                            345.5               335.2              326.7
Industrial-Phosphate                                   54.2                59.3               61.3
Industrial-Other                                       56.2                53.4               51.5
Other retail sales of electricity                      86.8                86.9               85.0
Sales for resale                                       86.1                89.6               94.3
Deferred revenues                                    (11.9)                38.3               30.5
Other                                                  25.5                 8.7                7.6
                                                   --------            --------           --------
                                                   $1,199.8            $1,234.6           $1,189.2
                                                   ========            ========           ========

                                                                             MEGAWATT-HOUR SALES
(thousands)                                            1999                1998               1997
                                                     ------              ------             ------

Residential                                           6,967               7,050              6,500
Commercial                                            5,336               5,173              4,901
Industrial                                            2,224               2,520              2,466
Other retail sales of electricity                     1,278               1,284              1,223
Sales for resale                                      2,160               2,486              3,160
                                                   --------            --------           --------
                                                     17,965              18,513             18,250
                                                   ========            ========           ========

         No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except for IMC-Agrico
(IMCA), a large phosphate producer representing less than 3 percent of Tampa Electric's 1999 base revenues.

         Tampa Electric's business is not highly seasonal, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

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

         The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service

(rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, primarily includes its costs for debt, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 on page 32.

         Fuel, conservation, certain environmental and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's cost recovery clauses. These charges, which are reset annually in an FPSC proceeding, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.

         The FPSC may disallow recovery of any costs that it considers imprudently incurred.

         Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.

         Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See ENVIRONMENTAL MATTERS on pages 6 and 7.

         TECO Transport, TECO Coal and TECO Power Services' subsidiaries sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric in addition to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from Tampa Electric's customers. See UTILITY REGULATION on pages 32 through 34. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference program, the prices charged by TECO Transport and TECO Coal subsidiaries to third-party customers are not subject to regulatory oversight. See also TECO POWER SERVICES on pages 11 and 12.

COMPETITION

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas and propane for residential and commercial customers and the self-generation option is available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.

         In 1999, the FERC approved a market-based sales tariff for Tampa Electric which allows Tampa Electric to sell excess power at market prices. The FERC had already approved market-based prices for interstate sales for Tampa Electric and the other state investor owned utilities (IOUs); however, Tampa Electric is the only utility with intrastate market-based sales authority.

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

         In April 1996, the FERC issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities such as Tampa Electric owning transmission facilities are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.

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

         In addition to these transmission developments at the federal level, there have been initiatives at the state level to facilitate the construction of merchant power plants, i.e. plants built on speculation with a portion or all of their capacity not subject to purchase agreements. Tampa Electric has opposed these efforts. See WHOLESALE POWER MARKET on pages 33 and 34 for a further description of proposed projects and the issues involved.

FUEL

         About 97 percent of Tampa Electric's generation for 1999 was from its coal-fired units which provide approximately 86 percent of the Company's total system energy requirements. About the same level is anticipated for 2000.

         Tampa Electric's average delivered fuel cost per million BTU and average delivered cost per ton of coal burned have been as follows:


          AVERAGE COST
          PER MILLION BTU:                        1999           1998           1997          1996           1995
          ----------------                      ------         ------         ------         -----         ------

         Coal                                   $ 2.00         $ 1.99         $ 1.97        $ 2.01         $ 2.15
         Oil                                    $ 3.09         $ 3.14         $ 3.76        $ 3.68         $ 2.76
         Composite                              $ 2.03         $ 2.03         $ 2.01        $ 2.05         $ 2.16

         AVERAGE COST PER TON
          OF COAL BURNED                        $44.63         $44.44         $44.50        $46.71         $50.97



         Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified subject to sulfur removal prior to combustion; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.

         COAL. Tampa Electric used approximately 7.3 million tons of coal during 1999 and estimates that its coal consumption will be about 7.9 million tons for 2000. During 1999, Tampa Electric purchased approximately 64 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 36 percent of its coal in the spot market or under intermediate-term purchase agreements. During December 1999, the average delivered cost of all coal delivered (including transportation) was $44.35 per ton, or $1.88 per million BTU. About 8 percent of Tampa Electric's 1999 coal requirements were supplied by TECO Coal. As discussed in the TECO COAL section on page 10 and 11, Tampa Electric's long-term contract with TECO Coal expired at the end of 1999 and will not be renewed. Tampa Electric expects to obtain approximately 53 percent of its coal requirements in 2000 under long-term contracts with five suppliers and the remaining 47 percent in the spot market or under intermediate-term purchase agreements. Tampa Electric's remaining long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO TRANSPORT on page 10 and TECO COAL on pages 10 and 11.

         In 1999, about 67 percent of Tampa Electric's coal supply was deep-mined, approximately 32 percent was surface-mined and the remainder was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.

         OIL. Tampa Electric had supply agreements through Dec. 31, 1999 for No. 2 fuel oil and No. 6 fuel oil for its Polk and Hookers Point stations, and its four combustion turbine units at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 6 fuel oil through Dec. 31, 2000 are expected to be finalized by March 31, 2000. The price for No. 2 fuel oil deliveries taken in December 1999 was $30.14 per barrel, or $5.20 per million BTU. There were no No. 6 fuel oil deliveries taken in December 1999.

FRANCHISES

         Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.

         Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee may choose to exercise its statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration or, if arbitration is unsuccessful, by eminent domain. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.

         Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021.

         Franchise fees payable by Tampa Electric, which totaled $20.8 million in 1999, are calculated using a formula based primarily on electric revenues.

         Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in 2033 and 2005, respectively.

ENVIRONMENTAL MATTERS

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four flue gas desulfurization (FGD) system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, the company installed a new FGD system at Big Bend Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83 million scrubber was placed in service on Dec. 30, 1999 and will significantly reduce the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with FGD, or scrubber technology. The FPSC approved recovery of the costs associated with the new Big Bend Units One and Two FGD system in November 1999 and cost recovery began in January 2000. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon Stations.

         In 1997, the EPA began an investigation under the Clean Air Act (CAA) of coal-fired electric power generators to determine compliance with New Source Review (NSR) environmental permitting requirements associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA asserted that certain electric utilities, including Tampa Electric, should have applied for pre-construction permits for certain unit maintenance projects, and that the permitting review of such projects would have included NSR, resulting in requirements that the units meet more restrictive, Best Available Control Technology (BACT) standards for NOx, SO2 and particulate matter (PM). Tampa Electric disagreed with EPA's interpretation of its NSR rules and its definitions of what constitutes maintenance. On Nov. 3, 1999, despite Tampa Electric's extensive efforts to reach a mutually agreeable settlement with the EPA, the Department of Justice sued Tampa Electric and six other electric utilities and issued an administrative order against TVA on behalf of the EPA for alleged violations of the CAA associated with this NSR issue. Coincident with the lawsuits, EPA issued Notices of Violations (NOV) alleging similar NSR violations under the relevant State Implementation Plans (SIP).

         Following notice to the State of Florida of the EPA's NOV, the Florida Department of Environmental Protection (DEP), the agency responsible for enforcement of the Air Quality SIP, began negotiations to resolve the same allegations under the SIP that Tampa Electric had not applied for appropriate permits for certain unit maintenance projects at Gannon and Big Bend Stations and, therefore, had operated the coal-fired units without BACT for NOx and SO2. Effective Dec. 16, 1999, a Consent Final Judgment (CFJ) entered into between DEP and Tampa Electric resolved the DEP claims. The requirements of the CFJ require the implementation of several environmental initiatives which include repowering certain Gannon Station units with natural gas and placing the remaining Gannon units on reserve standby by the end of 2004. It also requires Tampa Electric to implement other specific initiatives to further reduce NOx, SO2 and PM emissions at Big Bend Station Unit Four by 2007 and Big Bend Units One, Two and Three by 2010.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions (including the NOV) filed last year against Tampa Electric. The resolution, which was in the form of a consent decree, resulted in full and final settlement of the November 1999 federal litigation and NOV alleging violations of NSR requirements of the Clear Air Act. The Consent Decree was lodged with the U.S. District Court for the Middle District of Florida in Tampa, Florida, and is subject to a 30-day public comment period, before it may be entered by the Court at which time it will become effective.

         The agreement is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units One, Two and Three. In order to eliminate the uncertainties of litigation and in exchange for a release from past liability and a safe harbor during the 10-year term of the consent decree, the Company agreed to pay a $3.5 million civil penalty. Under the consent decree, Tampa Electric will commit to a comprehensive cleanup program that will dramatically decrease emissions from the company's power plants. The agreement makes Tampa Electric the first utility in the nation to respond to EPA's coal-fired utility initiative.

         Engineering for the repowering project began in January 2000, and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of additional units is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have an increased total station capacity of about 1,475 megawatts of natural gas-fueled electric energy.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         EXPENDITURES. During the five years ended Dec. 31, 1999, Tampa Electric spent $212.2 million on capital additions to meet environmental requirements including $92.8 million for the Polk Power Station project. Environmental expenditures are estimated at $6.4 million for 2000 and $17.3 million in total for 2001 through 2004. These totals exclude amounts required to comply with the CAAA, as discussed in the following paragraphs.

         Tampa Electric is complying with the Phase I emission limitations imposed by the CAAA which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and purchasing emission allowances.

         In December 1999, Tampa Electric put into operation a flue gas desulfurization (FGD) system or "scrubber" at Big Bend Units One and Two. As a result of the installation of this FGD system, all of the units at Big Bend Station, Tampa Electric's largest generating station, will be equipped with scrubber technology. This technology will reduce the sulfur dioxide emissions from these units and will allow Tampa Electric to achieve compliance with the requirements of the Clean Air Act Amendments. As of Dec. 31, 1999, Tampa Electric had spent approximately $80 million on the FGD project, and it expects the total expenditures for the scrubber to be about $83 million.

         The FPSC approved the FGD system as the most cost effective alternative for Tampa Electric to meet its CAAA compliance requirements and the recovery of prudently incurred costs through the environmental cost recovery clause. Cost recovery began in January 2000.

         Tampa Electric may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure used in connection with the above described FGD system, along with environmental costs required by the consent decree described above.

         In 1999, Tampa Electric recovered $8 million of environmental compliance costs through the environmental cost recovery clause. These were costs incurred by Tampa Electric after April 1993 to comply with environmental regulations that were not included in the then current base rates. In addition, Tampa Electric may recover environmental compliance costs through base rates.

PEOPLES GAS SYSTEM--GAS OPERATIONS

         Peoples Gas System, Inc. and West Florida Natural Gas Company were acquired by TECO Energy in June 1997 and now operate as the Peoples Gas System division of Tampa Electric Company. PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida.

         PGS uses two interstate pipelines to deliver gas to it for sale or other delivery to customers connected to its distribution system. PGS does not engage in the exploration for or production of natural gas. Currently, PGS operates a natural gas distribution system that serves approximately 253,000 customers. The system includes approximately 8,100 miles of mains and over 4,800 miles of service lines.

         In 1999, the total throughput for PGS was 1.1 billion therms. Of this total throughput, 23 percent was gas purchased and resold to retail customers by PGS, 72 percent was third party supplied gas delivered for retail customers, and 5 percent was gas sold off-system. Industrial and power generation customers consumed approximately 69 percent of PGS' annual therm volume. Commercial customers used approximately 26 percent with the balance consumed by residential customers.

         While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 percent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.

         Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout Florida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this new technology.

         Within the PGS operating territory, large cogeneration facilities utilize gas technology in the production of electric power and steam. Over the past three years, the company has transported, on average, about 238 million therms annually to facilities involved in cogeneration.

Revenues and therms for PGS for the years ended Dec. 31, are as follows:


                                                     Revenues                                         Therms
(millions)                              1999           1998           1997                1999         1998          1997
                                        ----           ----           ----                ----         ----          ----
Residential                           $ 59.0         $ 57.7         $ 56.3                52.1         52.7          48.9
Commercial                             125.5          141.2          138.9               273.5        266.0         247.6
Industrial                              29.3           20.9           23.2               331.9        305.0         288.6
Power Generation                        10.4           10.4           11.7               405.2        288.3         314.7
Other revenues                          27.5           22.6           19.5                   -            -             -
-----                                 ------         ------         ------             -------        -----         -----
Total                                 $251.7         $252.8         $249.6             1,062.7        912.0         899.8
                                      ======         ======         ======             =======        =====         =====



         PGS had 845 employees as of Dec. 31, 1999. A total of 82 employees in six of the company's 13 operating divisions are represented by various union organizations.

REGULATION

         The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric Company's electric operations. The FPSC has jurisdiction over rates, service, issuance of certain securities, safety, accounting and depreciation practices and other matters.

         In general, the FPSC sets rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.

         The basic costs, other than the costs of purchased gas and interstate pipeline capacity, of providing natural gas service are recovered through base rates. Base rates are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, primarily includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base prices are determined in FPSC proceedings which occur at irregular intervals at the initiative of PGS, the FPSC or other parties.

         PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the Purchased Gas Adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges are adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. In 1999, PGS received Commission approval to begin recovering costs using different billing factors for residential and commercial customers.

         In addition to its base rates and purchased gas adjustment clause charges for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by the company in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.

         In June 1996, following informal workshops held in late 1995, the FPSC initiated a proceeding for the purpose of investigating the unbundling of natural gas services provided by PGS and other local distribution companies subject to the FPSC's regulatory jurisdiction.

         In February 2000, the FPSC proposed a rule that would require natural gas utilities to offer transportation-only service to all non-residential customers. PGS believes a generic rule is unnecessary and is opposed to this broad proposal. The rulemaking process is expected to last anywhere from six months to in excess of a year. It is unclear whether the FPSC staff action will lead to FPSC adoption of a rule requiring further unbundling.

         Under a separate docket, in June 1999, PGS extended for a two-year period its existing, experimental unbundling program to 2,600 customers from the previous 170 customers. This program, known as the Firm Transportation Aggregation (FTA) program, advances the unbundling initiative being pursued by the FPSC Staff, but contemplates a more reasonable pace toward total unbundled service to non-residential customers. In July, PGS petitioned the FPSC for approval of FTA-2 which contains terms and conditions similar to FTA, except it allows customers new to PGS to transport immediately. Marketers are also allowed to convert existing sales service customers to transportation under FTA-2 equal to the amount of "new" load served by the marketers. The FTA-2 went into effect in October 1999, but a hearing is scheduled for early 2000 to address issues raised by the FPSC staff. Under the unbundling activities currently underway and those that have FPSC approval pending, PGS would continue to receive its base rate for distribution regardless of whether a customer decided to opt for transportation only service, or to continue bundled service. It is therefore, not expected that unbundling will have a material adverse effect on PGS' earnings in the future.

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

COMPETITION

         PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services including fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers. The multiple PGA factors approved in 1999 and the FTA-2 program are both designed to improve the competitiveness of natural gas for commercial load.

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

GAS SUPPLIES

         PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through two interstate pipelines on which PGS has reserved firm transportation capacity for further delivery by PGS to its customers.

         Gas is delivered by Florida Gas Transmission Company (FGT) through more than 40 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.

         Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers except during localized emergencies affecting the PGS distribution system, and on abnormally cold days.

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

         Neither PGS nor any of its interconnected interstate pipelines has storage facilities in Florida. PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first curtailed in such situations. PGS' tariff and transportation agreements with these customers give PGS the right to divert these customers' gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers (if purchased by the customer under a contract with a term of five years or longer), or at a published index price (if purchased by the customer pursuant to a contract with a term less than five years), and in either case pays the customer for charges incurred for interstate pipeline transportation to the PGS system.

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

         Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee may choose to exercise its statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration or, if arbitration is unsuccessful, by eminent domain. In addition, several of the municipalities have reserved the right to purchase PGS' property used in the exercise of its franchise, if the franchise is not renewed.

         PGS' franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from March 2000 through December 2029.

         In March 2000, the City of Lakeland notified PGS that it intended to begin negotiations to exercise its right to purchase PGS' property consisting of approximately 200 miles of gas lines in the Lakeland franchise area when its franchise agreement with PGS expired on March 13, 2000. PGS serves approximately 5,000 customers in Lakeland. PGS has continued its discussions with the City of Lakeland, urging the city to renew this agreement. While PGS believes it is best suited to serve these customers, it cannot at this time predict the ultimate outcome of these activities. If negotiations prove to be unsuccessful, then a resolution will only be achieved through appropriate legal action.
                                       11

         Franchise fees payable by PGS, which totaled $7.4 million in 1999, are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are collected from only those customers within each franchise area.

         Utility operations in areas outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates and these rights are, therefore, considered perpetual.

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

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         PGS believes that it is in substantial compliance with applicable environmental laws, regulations, orders and rules. It is allowed to recover certain prudently incurred environmental costs through rates charged to its customers.

         EXPENDITURES. During the five years ended Dec. 31, 1999, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 2000 through 2004.

TECO TRANSPORT

         TECO Transport owns all of the common stock of four subsidiaries which transport, store and transfer coal and other dry bulk commodities. TECO Transport currently owns no operating assets.

         TECO Transport and its subsidiaries had 1,129 employees as of Dec. 31, 1999.

         All of TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 1999, approximately 60 percent of TECO Transport's revenues were from third-party customers and 40 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed price per ton, adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going barges is for domestic phosphate movements and domestic and international movements of other dry bulk commodities. Both the terminal and river transport operations handle a variety of dry bulk commodities for third-party customers.

         A substantial portion of TECO Transport's business is dependent upon Tampa Electric, industrial phosphate customers, export coal and grain customers, and participation in the U.S. Department of Agriculture cargo preference program.

         TECO Transport's barge subsidiaries consist of Gulfcoast Transit Company (Gulfcoast), which transports products in the Gulf of Mexico and worldwide, and Mid-South Towing Company (Mid-South), which operates on the Mississippi, Ohio and Illinois rivers. Their primary competitors are other barge and shipping lines and railroads as well as a number of other companies offering transportation services on the waterways used by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.

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

         The Interstate Commerce Act exempts from regulation water transportation of certain dry bulk commodities. In 1999, all transportation services provided by TECO Transport's subsidiaries were within this exemption.

         TECO Transport's subsidiaries are also subject to the provisions of the Clean Water Act of 1977 which authorizes the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. TECO Transport believes it is in substantial compliance with applicable environmental laws, regulations, orders and rules. In 1999, TECO Transport spent $.8 million for environmental compliance. Environmental expenditures are estimated at $.7 million in 2000, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for expenses related to oil and bilge water disposal at its river-barge repair facility in Illinois.

TECO COAL

         TECO Coal owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher,) Premier Elkhorn Coal Company (Premier), and Bear Branch Coal Company (Bear Branch). TECO Coal's subsidiaries own mineral rights, and own or operate surface and underground mines and coal processing and loading facilities in Kentucky, Virginia and Tennessee.

         TECO Coal and its subsidiaries had 327 employees as of Dec. 31, 1999.

         In 1999, TECO Coal subsidiaries sold 7.2 million tons of coal, with approximately 93 percent sold to third parties and 7 percent sold to Tampa Electric. Tampa Electric has reduced its coal purchases from TECO Coal as a result of its efforts to reduce costs and its successful increased use of conventional steam coal from other sources. TECO Coal expects increased sales volumes to other parties from the Premier and Clintwood operations to offset the impact on operating results of lower sales to Tampa Electric in 2000. The Tampa Electric long-term contract with TECO Coal expired at the end of 1999 and will not be renewed.

         Rich Mountain has no reserves; it mines coal reserves owned by Gatliff.

         In January 2000, TECO Coal purchased two synthetic fuel production facilities to be located at the company's Premier Elkhorn and Clintwood Elkhorn mines in Kentucky. The synthetic fuel production process utilizes a blend that includes coal fines, low grade coal and raw coal. The facilities are expected to be operational by mid-2000 and are expected to produce at least 720,000 tons of synthetic fuel on an annual basis. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under
Section 29 of the Internal Revenue Code, which are available through 2007.

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

         TECO Coal's subsidiaries are subject to various federal, state and local air and water pollution standards in their mining operations. In 1999 approximately $1.6 million was spent on environmental protection and reclamation programs. TECO Coal expects to spend a similar amount in 2000 on these programs.

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

TECO POWER SERVICES

         TECO Power Services (TPS) has subsidiaries that have interests in independent power projects in Florida, Virginia, Hawaii and Guatemala, and has investments in unconsolidated affiliated entities that participate in independent power projects in other parts of the U.S. and the world. It had 164 employees as of Dec. 31, 1999.

         There are a number of companies competing with TPS for investment opportunities in the U.S. and worldwide. Several of these competitors are larger and have access to more resources. To date, TPS has competed effectively for independent power investment opportunities based on its success in finding, marketing and developing sound, well managed independent power projects that have good returns, experienced partners and strong risk mitigation, in the U.S. and in Central America.

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

         In September 1999, TPS announced a 75-megawatt expansion at Hardee Power Station. The added capacity at Hardee will serve Tampa Electric. The construction phase began in November 1999, and is scheduled for completion in May 2000. It is part of a long-range expansion effort to eventually increase its capacity to a total of 440-megawatts.

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

         In November 1999, TPS announced its 50 percent participation in the Hamakua Energy Project, a 60-megawatt combined-cycle cogeneration facility under construction in Hamakua, Hawaii. The Hamakua facility is scheduled for its first phase of service in July 2000, with a second phase scheduled for November 2000. TPS and J.A. Jones Ventures will jointly own and operate the project under a 30-year power purchase agreement with Hawaii Electric Light Company.

         Tampa Centro Americana de Electricidad, Limitada (TCAE), an entity 96.06-percent owned by TPS Guatemala One, Inc. (TPS Guatemala One), a subsidiary of TECO Power Services, has a U.S. dollar-denominated power sales agreement to provide 78 megawatts of capacity to an electric utility in Guatemala, Empresa Electrica de Guatemala, S.A. (EEGSA) for a 15-year period ending in 2010. (TPS later acquired an interest in EEGSA, as described below.) The project (the Alborada Power Station) consists of two combustion turbines built at a total cost of approximately $50 million. TECO Power Services has obtained from the Overseas Private Investment Corporation (OPIC), an agency of the U.S. government, $29 million of limited recourse financing for the Alborada Power Station and political risk insurance for currency inconvertibility, expropriation and political violence covering up to 90 percent of its equity investment and economic returns.

         TCAE began commercial operation of the Alborada Power Station in 1995. The power sales agreement between TCAE and the power purchaser, EEGSA, provides for a capacity charge and operations and maintenance expense payments. The capacity charge is subject to adjustment due to output, heat rate and availability. EEGSA is responsible for providing the fuel for the plant with TECO Power Services providing assistance in fuel administration.

         EEGSA, a private distribution and generation company formed in 1994, serves more than 560,000 customers. EEGSA's service territory includes the capital of Guatemala, Guatemala City.

         In 1996, a TECO Power Services affiliate, Central Generadora Electrica San Jose, SRL (CGESJ) signed a U.S.-dollar denominated power sales agreement with EEGSA to provide 120 megawatts of capacity for 15 years beginning in 2000. The project consists of a single unit pulverized coal baseload facility (the San Jose Power Station) including port modifications to accommodate the importation of coal. The total cost of the project is estimated at $187 million. At Dec. 31, 1999, 33 percent of CGESJ was owned by another U.S. independent power producer (a subsidiary of The Coastal Corporation). In January 2000, TPS, through a buy-out of its partner, increased its ownership interest in CGESJ to 100 percent. Political risk insurance has been obtained from OPIC for inconvertibility, expropriation and political violence covering up to 90 percent of their equity investment and economic returns. Construction financing, guaranteed by TPS has been obtained for the project. During January 2000, construction of the San Jose Power Station was completed and the project went into commercial operation. This facility is the first coal-fueled plant in Central America and meets environmental standards set by the World Bank.

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

         In August 1998, TPS and Mosbacher Power Partners, Ltd. (Mosbacher Power), an independent power company headquartered in Houston, agreed to jointly develop, own and operate domestic and international independent power projects. Under this arrangement, TPS will, among other things, provide capital and technical expertise to Mosbacher and gain an expanded domestic and international presence with opportunities for project returns, including preferred returns before benefits are shared.

         In October 1998, TPS, through the Mosbacher Power joint venture (TM Power Ventures or TMPV) discussed above, made certain loans to two existing projects and acquired an interest in a repowered independent power project in the Czech Republic. TM Power Ventures, Nations Energy Corp., NRG Energy, El Paso Energy International and Stredoceske Energeticke Zavody (STE), a Czech regional distribution company, were owners of the project at Dec. 31, 1999. In January 2000, TM Power Ventures acquired an additional 13.35 percent ownership interest in the Czech Republic project, increasing TMPV's ownership interest in this project to 26.7 percent. The facility, after planned expansion, will have a net total capacity of 344 megawatts and is scheduled to go in service during the first quarter of 2000.

         In November 1999, TPS through TM Power Ventures, acquired a 50% interest in the construction and operation of a 312- megawatt power plant on the Delmarva Peninsula of Virginia. The project will be completed in two phases, with the first phase expected to go in service the second quarter of 2000 and the second phase to be completed approximately one year later.

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

         See the discussion of the risks inherent in doing business internationally in the INVESTMENT CONSIDERATIONS section on page 36.

TECO COALBED METHANE

         TECO Coalbed Methane participates in the production of natural gas from coalbeds located in Alabama's Black Warrior

Basin. TECO Coalbed Methane has invested $213 million as the principal investor in three ventures which control, in the aggregate, approximately 100,000 acres of lease holdings. At the end of 1999, TECO Coalbed Methane had interests in 741 wells that were operational and producing gas for sale. These wells are operated by Energen Resources, a unit of Energen Corporation, and, to a much lesser extent, by other third-party operators.

         A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit escalates with inflation and could be limited based upon domestic oil prices. In 1999, domestic oil prices would have had to exceed $48 per barrel for this limitation to have been effective.

         All production from these wells is committed for the life of the reserves based on spot prices which are tied to the price of onshore Louisiana gas.

         TECO Coalbed Methane's operations are subject to federal, state and local regulations for air emissions and water and waste disposal. It believes its operations are in substantial compliance with all applicable environmental laws and regulations.

PEOPLES GAS COMPANY

         Peoples Gas Company (PGC) is engaged in the purchase, distribution and marketing of liquified petroleum gas (propane) for residential, commercial, and industrial customers in the State of Florida. It possesses no production facilities but purchases propane gas from major national suppliers. In 1999, PGC served approximately 62,000 customers and sold 34 million gallons of propane.

         PGC acquired one additional Florida propane business in 1999, and three in 1998. These acquisitions facilitated growth of PGC's existing market in Jacksonville, and its expansion into new markets in Gainesville, Ocala, Fort Myers and Naples.

         Propane has historically been used in many residential, industrial and commercial operations throughout Florida, including production of durable products such as steel, glass, ceramic tile and food products.

         Propane is purchased under short-term contracts which enables PGC to make purchases at prevailing market prices. During 1997, PGC entered into options contracts to limit the exposure to propane price increases; these contracts expired in early 1998, and PGC did not enter into any additional options contracts. PGC may employ similar or other price management strategies in the future.

         PGC purchases propane from a small number of major national suppliers. The company has storage capacity in excess of one million gallons, mostly in South and Central Florida. Delivery of propane to PGC storage facilities throughout the northern and northeastern markets in Florida is primarily by railcars and tanker trucks which PGC owns, and throughout the central and southeastern parts of the State is primarily by trucks and railcars controlled by a major propane supplier.

         The majority of PGC's propane is delivered into tanks and containers on the customer's premises via bulk delivery trucks. Propane block systems are also an integral part of the company's propane distribution operations in the residential market. Large industrial and commercial customers often take delivery in tanker trucks directly from the supply terminals.

         In the Florida propane market, there are over 30 distributors competing within the residential and commercial markets. Competition in Florida ranges from a number of large, national companies to numerous local, independent operators, PGC being the largest. The primary focus among distributors is to gain market share through new customer growth (i.e., providing service for home construction). Propane competes directly with natural gas, electricity and fuel oil, and its marketing areas are not limited by a pipeline infrastructure.

         In February 2000, TECO Energy, Inc. entered into an agreement to form a joint venture to combine its Peoples Gas Company propane operations with the propane operations of Atmos Energy Corporation, AGL Resources, Inc. and Piedmont Natural Gas Company, Inc. The combined entity, to be named US Propane, L.P., would be among the ten largest propane retailers in the nation, with nearly 200,000 customers. Focused on the Southeast, US Propane will have operations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The joint venture is expected to allow PGC and the other participating companies to improve their regional competitiveness. This transaction is subject to regulatory approval for one of the proposed participants and other customary conditions. The participating companies expect this transaction to be completed in early May 2000.

TECO GAS SERVICES

         TECO Gas Services provides gas management and marketing services for large industrial customers. In 1999, it provided gas management for three cogeneration facilities. TECO Gas Services owns no operating assets.

BOSEK, GIBSON AND ASSOCIATES

         BGA is an engineering energy services company headquartered in Tampa. It has 9 offices in Florida and one in California, and had 150 employees as of Dec. 31, 1999.

        It provides engineering, construction management and energy services to more than 400 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.

ITEM 2.  PROPERTIES.

         TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

         At Dec. 31, 1999, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,569 megawatts, including Big Bend (1,742-MW capability from four coal units), Gannon (1,160-MW capability from six coal units), Hookers Point (189-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit (IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (194 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.

         Engineering for repowering Gannon Station began in January 2000, and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of additional units is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station. Total station capacity is expected to increase to about 1,475 megawatts.

         Tampa Electric owns 221 substations having an aggregate transformer capacity of 16,654,239 KVA. The transmission system consists of approximately 1,196 pole miles of high voltage transmission lines, and the distribution system consists of 6,939 pole miles of overhead lines and 2,838 trench miles of underground lines. As of Dec. 31, 1999, there were 576,803 meters in service. All of this property is located in Florida.

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

PEOPLES GAS SYSTEM

         PGS' distribution system extends throughout the areas it serves in Florida, and consists of approximately 12,900 miles of pipe, including approximately 8,100 miles of mains and over 4,800 miles of service lines.

         PGS operating divisions are located in thirteen markets throughout Florida. While most of the operations, storage and administrative facilities are owned, a small number are leased.

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

         As of Dec. 31, 1999, Gulfcoast owned and operated a fleet of 12 ocean-going tug/barge units, a 30,000 ton ocean-going ship and a 40,000 ton ocean-going ship, with a combined cargo capacity of over 413,000 tons. In January 2000,Gulfcoast sold one tug and plans to sell the associated 19,000 ton cargo capacity barge.

TECO COAL

         TECO Coal, through its subsidiaries, controls over 178,700 acres of coal reserves and mining property in Kentucky, Virginia and Tennessee.

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

         Clintwood has 68,000 acres of coal reserves held under long-term leases in Pike County, Kentucky and Buchanan County, Virginia. These properties contain estimated proven and probable reserves in excess of 45 million tons. Clintwood owns and operates two rail tipples and coal preparation plants near the mines.

         Gatliff has 38,700 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 9,000 acres in fee and leases 29,700 acres under long-term leases. These properties contain estimated proven and probable coal reserves in excess of 10 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines. In 1996, TECO Coal closed certain of its older Gatliff mines.

         Bear Branch controls by long-term lease 22,000 acres in Perry and Knott Counties, Kentucky, containing approximately 70 million tons of undeveloped reserves.

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

         In addition, a TECO Power Services' subsidiary has a 50-percent interest in Enserch/Jones Hamakua Land Partnership, L.L.C. owns 140 acres in Hawaii on which the Hamakua Energy facility is being constructed. Another TECO Power Services' subsidiary has a 96.06-percent interest in TCAE, which owns 7 acres in Guatemala on which the Alborada Power Station is located. Finally, another TECO Power Services subsidiary has a 100-percent ownership in a project entity, CGESJ, which owns 190 acres in Guatemala on which the San Jose Power Station is located.

TECO COALBED METHANE

         TECO Coalbed Methane's interest in proved gas reserves at Dec. 31, 1999 was independently estimated to be 159 billion cubic feet for 615 wells.

         TECO Coalbed Methane's gas production for 1999 was 16.6 billion cubic feet.

PEOPLES GAS COMPANY

         At Dec. 31, 1999, PGC's operating divisions are located in 21 markets throughout the state; most of its facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS.

         On Nov. 3, 1999, a civil action was filed by the U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency against Tampa Electric Company in the United States District Court for the Middle District of Florida, and EPA issued a Notice of Violation (NOV) for violations under the Florida State Implementation Plan (SIP). Both enforcement actions alleged that Tampa Electric made modifications to its Big Bend and Gannon generating plants without obtaining permits and installing the best available pollution control equipment as required by the Prevention of Significant Deterioration provisions of the Clean Air Act and the requirements of the SIP.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions (including the NOV) filed last year against Tampa Electric. The resolution, which was in the form of a consent decree, resulted in full and final settlement of the November 1999 federal litigation and NOV alleging violations of the New Source Review (NSR) requirements of the Clear Air Act. The Consent Decree was lodged with the U.S. District Court for the Middle District of Florida in Tampa, Florida, and is subject to a 30-day public comment period, before it may be entered by the Court at which time it will become effective. See the discussion under TAMPA ELECTRIC--ELECTRIC OPERATIONS - ENVIRONMENTAL MATTERS.

         Gatliff Coal Company has been the subject of a federal investigation arising from the discharge of waste water from an orphan mine pit that allegedly was not in compliance with discharge restrictions in applicable permits. In February 2000, in order to resolve this matter, Gatliff agreed in principle to accept a misdemeanor violation of the Rivers and Harbors Act for negligent discharge of waste, and to pay a fine of $20,000 and contribute $180,000 to environmental protection projects in the region. Gatliff's agreement is conditioned on the federal government's agreeing that neither Gatliff nor its affiliates will be subject to debarment or suspension with respect to governmental contracts as a result of the plea agreement. An earlier proceeding at the state level was resolved through a consent order under which Gatliff paid approximately $7,000 in fines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 1999 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:

                                                          CURRENT POSITIONS AND PRINCIPAL
         NAME               AGE                         OCCUPATIONS DURING LAST FIVE YEARS
         ----               ---                         ----------------------------------

Robert D. Fagan             55         Chairman of the Board, President and Chief Executive Officer, December
                                       1999 to date; President and Chief Executive Officer, May 1999 to December
                                       1999; and prior thereto, President of PP&L Global, Inc. (independent power),
                                       Fairfax, Virginia.

William N. Cantrell         47         President-Peoples Gas Companies, June 1997 to date; Director of Peoples Gas
                                       Transition Team, January 1997 to June 1997; Vice President-Energy Supply
                                       of Tampa Electric Company, April 1995 to January 1997; and prior thereto,
                                       Vice President-Energy Resources Planning of Tampa Electric Company.

Roger A. Dunn               57         Vice President-Human Resources, July 1995 to date; and prior thereto, Senior
                                       Vice President-Human Resources and Corporate Affairs of LTV Corporation
                                       (steel manufacturer), Cleveland, Ohio.

Royston K. Eustace          58         Senior Vice President-Business Development, April 1998 to date; and prior thereto, Vice President-Strategic Planning and Business Development.

Gordon L. Gillette          40         Vice President-Finance and Chief Financial Officer, April 1998 to date; Vice
                                       President-Regulatory Affairs, April 1997 to April 1998; Vice President-
                                       Regulatory and Business Strategy of Tampa Electric Company, April 1996 to
                                       April 1997; Vice President-Regulatory Affairs of Tampa Electric Company,
                                       January 1995 to April 1996.

Richard Lehfeldt            48         Senior Vice President-External Affairs, November 1999 to date; and prior thereto, Vice President and Assistant General Counsel of Edison Mission
                                       Energy (independent power), Irvine, California.

Richard E. Ludwig           54         Vice President-Independent Power Operations, and President-TECO Power
                                       Services Corporation, 1992 to date.

Sheila M. McDevitt          53         Vice President-General Counsel, January 1999 to date; and prior thereto, Vice
                                       President-Assistant General Counsel.

John B. Ramil               44         President of Tampa Electric Company, April 1998 to date; Vice President-
                                       Finance and Chief Financial Officer, November 1997 to April 1998; Vice
                                       President-Energy Services and Planning of Tampa Electric Company,
                                       November 1994 to November 1997; Vice President-Energy Services and Bulk
                                       Power of Tampa Electric Company, April 1994 to November 1994.

D. Jeffrey Rankin           53         President-TECO Transport Corporation, 1981 to date.


         There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 19, 2000, and until his successor is elected and qualified.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The following table shows the high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                                    1ST               2ND                 3RD                4TH
                                    ---               ---                 ---                ---
         1999
         ----
         High                       $28               $23 13/16           $23 1/8            $22 1/2
         Low                        $19 7/8           $19 3/4             $19 5/8            $18 3/8
         Close                      $19 7/8           $22 3/4             $21 1/8            $18 9/16
         Dividend                   $.31              $.325               $.325              $.325

         1998
         ----
         High                       $28 1/2           $28 5/16            $28 7/8            $30 5/8
         Low                        $25 9/16          $25 3/16            $24 3/4            $26 3/4
         Close                      $28 1/4           $26 13/16           $28 9/16           $28 3/16
         Dividend                   $.295             $.31                $.31               $.31


-------------------

         The approximate number of shareholders of record of common stock of TECO Energy as of Feb. 29, 2000 was 26,031.

         TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's first mortgage bonds and certain long-term debt issues at Peoples Gas System contain provisions that limit the payment of dividends on the common stock of Tampa Electric Company. Substantially all of Tampa Electric Company's retained earnings were available for dividends throughout 1999.

ITEM 6.  SELECTED FINANCIAL DATA.


                                             1999              1998             1997              1996               1995
YEAR ENDED DEC. 31,                     ------------      -------------     -------------     ------------      -------------
(millions, except per share amounts)

Revenues                                $    1,983.0      $    1,955.7      $    1,860.8      $    1,773.2(4)   $     1,656.6(4)
                                        ============      =============     =============     ============      =============
Net income:
  From continuing operations            $      200.9(1)   $      204.2(2)   $      211.5(3)   $      217.6(4)   $       201.9(4)
  From discontinued operations                  (2.5)             (3.8)             (6.6)             (1.1)              (1.6)
  Disposal of discontinued
    operations                                 (12.3)              6.1              (3.0)             --                 --
                                        ------------      -------------     -------------     ------------      -------------
Net income                              $      186.1(1)   $      206.5(2)   $      201.9(3)   $      216.5(4)   $       200.3(4)
                                        ============      =============     =============     ============      =============

Total assets                            $    4,690.1      $    4,179.3      $    3,960.4      $    3,901.6(4)   $     3,801.0(4)
Long-term debt                          $    1,207.8      $    1,279.6      $    1,080.2      $    1,118.0(4)   $     1,126.4(4)

Earnings per average share (EPS)
 outstanding -- basic:
    From continuing operations          $       1.53(1)   $       1.55(2)   $       1.62(3)   $       1.68(4)   $        1.57(4)
    From discontinued operations               (0.02)            (0.03)            (0.05)            (0.01)             (0.01)
    Disposal of discontinued
       operations                              (0.09)              .05             (0.03)            --                 --
                                        ------------      -------------     -------------     ------------      -------------
Earnings per average common
  share outstanding -- basic            $       1.42(1)   $       1.57(2)   $       1.54(3)   $       1.67(4)   $        1.56(4)
                                        ============      =============     =============     ============      =============
Common dividends paid per
  common share (5)                      $      1.285      $      1.225      $      1.165      $      1.105      $      1.0475


-----------------

(1) Includes the effect of charges discussed in NOTE L on page 61, which reduced net income by $19.6 million and earnings per share by $0.15 in 1999.

(2) Includes the effect of charges discussed in NOTE L on page 61, which reduced net income by $19.6 million and earnings per share by $0.15 in 1998.

(3) Includes the effect of merger-related transaction expenses, which reduced net income by $5.3 million and earnings per share by $0.04 in 1997.

(4) Amounts shown prior to 1997 have been restated to include the results of the Peoples companies merger.

(5) Dividend paid for TECO Energy Common Stock (not restated for Peoples Gas companies merger).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS WHICH FOLLOWS CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO THE INHERENT UNCERTAINTIES IN PREDICTING FUTURE RESULTS AND CONDITIONS. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE INVESTMENT CONSIDERATIONS SECTION.

EARNINGS SUMMARY:

         TECO Energy's basic earnings from continuing operations were $1.53 per share in 1999 compared with $1.55 per share in 1998. Earnings were $1.42 per share in 1999, which include charges of $.11 per share for discontinued operations reflecting management's decision to exit TeCom's automated energy management systems business in 1999. This compares with earnings of $1.57 per share in 1998, which included a gain of $.02 per share reflecting a net gain from discontinued oil and gas operations partially offset by losses at TeCom.

         In September 1999, TECO Energy's Board of Directors authorized a $150-million share repurchase program, representing approximately 5 percent of the company's outstanding common stock. As of the end of 1999, 5.4 million shares had been repurchased, constituting approximately 75 percent of the authorized program. Because the shares were repurchased late in the year, the effect on earnings per share in 1999 was immaterial.

                                             1999               CHANGE            1998          CHANGE          1997
                                           ------               ------          ------          ------        ------

EARNINGS PER SHARE - BASIC

Continuing operations                      $ 1.53                -1.3%          $ 1.55           -4.3%        $ 1.62
Discontinued operations                      (.11)                 --              .02             --           (.08)
                                           -------                              ------                        ------
Earnings per share                         $ 1.42                -9.6%          $ 1.57            1.9%        $ 1.54
                                           ======                               ======                        ======

EARNINGS PER SHARE - DILUTED
Continuing operations                      $ 1.53                 -.6%          $ 1.54           -4.3%        $ 1.61
Discontinued operations                      (.11)                 --              .02             --           (.07)
                                           ------                               ------                        ------
Earnings per share                         $ 1.42                -9.0%          $ 1.56            1.3%        $ 1.54
                                           ======                               ======                        ======

NET INCOME FROM CONTINUING
  OPERATIONS (millions)                    $200.9                -1.6%          $204.2           -3.5%        $211.5

AVERAGE COMMON SHARES
  OUTSTANDING
    Basic (millions)                        131.0(1)              -.5%           131.7             .7%         130.8
    Diluted (millions)                      131.2(1)              -.8%           132.2             .8%         131.2


-----------------

(1) Average shares outstanding for 1999 reflects the repurchase of 5.4 million shares between inception of the program in September and year-end.

         Earnings in 1999 and 1998 were affected by certain events and adjustments that were unusual in nature and resulted in charges which are not expected to recur in future periods. These charges are described in the CHARGES TO EARNINGS section on pages 20 and 21. In addition, earnings in 1997 included net charges of $.04 per share related to the merger with the Peoples Gas companies.

The following table shows earnings per share from continuing operations in each year without the effects of these charges.

                                                      1999        CHANGE         1998        CHANGE         1997
                                                     -----        ------        -----        ------        -----
EARNINGS PER SHARE BY OPERATING
 GROUP - BASIC (FROM CONTINUING
 OPERATIONS, WITHOUT CHARGES)
 Regulated companies
   Tampa Electric                                    $1.06          -.9%        $1.07          3.9%        $1.03
   Peoples Gas System                                  .15         25.0%          .12          9.1%          .11
 Diversified companies/other                           .47         -7.8%          .51         -1.9%          .52
                                                     -----                      -----                      -----
EARNINGS PER SHARE, WITHOUT CHARGES                  $1.68         -1.2%        $1.70          2.4%        $1.66
                                                     =====                      =====                      =====

PER-SHARE CHARGES BY OPERATING GROUP
 Regulated companies
   Tampa Electric                                    $(.11)                     $(.07)                     $  --
   Peoples Gas System                                   --                         --                       (.01)
 Diversified companies/other                          (.04)                      (.08)                      (.03)
                                                     -----                      -----                      -----
                                                     $(.15)                     $(.15)                     $(.04)
                                                     =====                      =====                      =====

RETURN ON AVERAGE COMMON EQUITY
 FROM CONTINUING OPERATIONS
 Including charges                                    13.2%                      13.3%                      14.3%
 Without charges                                      14.5%                      14.5%                      14.7%


CHARGES TO EARNINGS

1999 CHARGES

         In 1999 and 1998 TECO Energy recognized certain charges that were unusual and nonrecurring in nature. These charges in 1999 totaled $21.1 million pretax ($19.6 million after tax, or $.15 per share) and consisted of the following:

         Tampa Electric recorded a charge of $10.5 million ($6.4 million after-tax) based on Florida Public Service Commission (FPSC) audits of its 1997 and 1998 earnings which, among other things, limited its regulatory equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.

         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expense to resolve the litigation filed by the United States Environmental Protection Agency (EPA). See the ENVIRONMENTAL COMPLIANCE section.

         After-tax charges totaling $6.1 million were also recorded reflecting corporate income tax provisions and settlements related to prior years' tax returns. These charges were recorded at Tampa Electric (a $3.8-million net after-tax charge, after recovery under the then- current regulatory agreement), and at TECO Energy (a $2.3-million after-tax charge).

         A charge of $6.0 million ($3.6 million after tax) was recorded to adjust the carrying value of certain investments in leveraged aircraft leases to reflect lower anticipated residual values.

1998 CHARGES

         In 1998, TECO Energy recorded charges totaling $31.1 million pretax ($19.6 million after tax, or $.15 per share). These charges consisted of the following:

         TECO Coal recorded a charge of $13.6 million ($8.9 million after tax) to adjust the asset values of certain mining facilities, primarily at its Gatliff mine, to reflect their expected value after the expiration of the Tampa Electric contract at the end of 1999. TECO Coal expects no further asset adjustments related to the expiration of the Tampa Electric contract.

         The FPSC ruled in September 1997 that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate-making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts were based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic. One contract was terminated in 1997. As to the other contract, which expires in March 2001, Tampa Electric entered into firm power purchase contracts with third parties to provide replacement power through 1999 and the associated generation assets are no longer separated from the retail jurisdiction. The cost of purchased power under these contracts exceeded the revenues expected through 1999. To reflect this difference, Tampa Electric recorded a $9.6 million charge ($5.9-million after-tax) in 1998. In November 1999, the FPSC approved a company proposed treatment for the remaining 14 1/2 months of the contract that flows 100 percent of the revenues from the contract back to retail customers.

         Tampa Electric also recorded a charge of $7.3 million ($4.4 million after tax) in other expense for an FPSC decision in 1998 denying recovery of certain BTU coal quality price adjustments for coal purchases since 1993.

         TECO Energy recorded $0.4 million, after tax, representing merger-related costs in 1998 in connection with the Griffis, Inc. merger.

STRATEGY AND OUTLOOK

         TECO Energy's strategy, which was first articulated in specific terms in September 1999, includes three major components: grow its Florida operations, which include Tampa Electric and Peoples Gas, grow its TECO Power Services independent power operations and maximize the value of the TECO Transport water transportation business.

         Management has stated that its objective for 2000 is to achieve earnings per share growth of 7 percent over 1999's normalized earnings base of $1.68, which excludes the effect of the charges discussed previously. Because of the nature and timing of recent investments, this earnings growth is expected to be higher in the latter part of the year.

         Management's expectations for the various operating companies are summarized below:

         Tampa Electric and Peoples Gas System are positioned to see growth in sales and earnings at or above the rate of customer growth, which is estimated at 2.5 percent and about 4 percent, respectively.

         TECO Power Services has several important projects coming online in 2000 and also expects continued earnings growth from existing projects. As a result, management expects the 2000 earnings contribution from TECO Power Services to be more than double 1999's earnings and more than triple 1998's earnings.

         At TECO Transport, management expects a return to normal shipments to Tampa Electric in 2000, but anticipates continued weakness in the depressed export coal market. Assuming that the export coal market remains depressed throughout the year, the company expects about 7 percent growth from TECO Transport in 2000.

         TECO Coal expects to benefit from the mid-year addition of recently acquired synthetic fuel facilities, including the related Section 29 non-conventional fuels credits. Management expects these benefits to substantially offset the decline expected from the 1999 expiration of the coal sales contract with Tampa Electric.

         TECO Coalbed Methane expects production to decline at a normal 6 to 7 percent rate. Forward gas prices for 2000 indicate prices higher than 1999 which, if realized, could produce earnings in 2000 at or near 1999 levels.

         The company expects higher borrowing levels in 2000 associated with additional investments in the operating businesses. These borrowings, combined with higher expected interest rates throughout the year, are expected to result in interest costs approximately $.07 per share higher in 2000, excluding any interest related to the share repurchase program. Management expects to complete the share repurchase program in 2000 and estimates a positive net benefit to earnings of about $.04 per share, including any interest costs associated with borrowing for shares repurchased.

         The above forward-looking statements are subject to many factors that could cause actual results and conditions to differ materially from those projected in these statements. See the INVESTMENT CONSIDERATIONS section.

OPERATING RESULTS

TECO ENERGY'S OPERATING RESULTS

         Operating income in 1999, excluding charges described in the CHARGES TO EARNINGS section, declined 2 percent to $415.7 million, primarily from the recognition of a $17.5 million net benefit from deferred revenues at Tampa Electric in 1998 which was not available in 1999. For a description of deferred revenues, see the UTILITY REGULATION - RATE STABILIZATION STRATEGY section. Contributing favorably to operating income in 1999 were strong Tampa Electric customer growth of over 2.5 percent and lower operations and maintenance expenses at both Tampa Electric and Peoples Gas System. TECO Transport and TECO Power Services achieved higher operating income, while TECO Coal's and TECO Coalbed Methane's operating income were lower.

         In 1998, operating income, excluding charges described in the CHARGES TO EARNINGS section, grew 3 percent to $424.5 million. Tampa Electric and Peoples Gas System contributed to the increase, reflecting good growth from a strong local economy, expansion of the gas system and the recognition of $38.3 million of previously deferred revenues at Tampa Electric. TECO Coal and TECO Transport also achieved higher operating income, while TECO Power Services and TECO Coalbed Methane's operating income were lower.

         Operating income in 1997 of $412.7 million reflected the recognition of $30.5 million of previously deferred revenues at Tampa Electric, the inclusion of Polk Unit One in rate base for earnings purposes and strong performance by the diversified companies, particularly TECO Transport.

         The following table shows the unconsolidated revenues and operating income from continuing operations of the significant business segments, excluding charges described in the CHARGES TO EARNINGS section. For additional detail, refer to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - FOOTNOTE K, SEGMENT INFORMATION.
                                       25


CONTRIBUTIONS BY OPERATING GROUP (UNCONSOLIDATED)
(millions)                                1999           CHANGE             1998               CHANGE           1997
                                        ----------       ------          ----------            ------         ----------

REVENUES
Tampa Electric                          $1,199.8(1)       -2.8%          $1,234.6(2)             3.8%         $1,189.2(3)
Peoples Gas System                         251.7           -.4%             252.8                1.3%            249.6
Diversified companies(4)
  TECO Transport                           251.9           9.5%             230.0                5.2%            218.7
  TECO Coal                                237.3           2.1%             232.4                7.8%            215.6
  TECO Power Services                      109.5          10.9%              98.7                6.1%             93.0
  Other diversified businesses             109.8           -.7%             110.6                6.7%            103.7

OPERATING INCOME(4)
Tampa Electric                          $  263.9          -5.6%          $  279.7                3.0%         $  271.5
Peoples Gas System                          43.2          20.7%              35.8                6.5%             33.6
Diversified companies(5)
  TECO Transport                            46.8           8.3%              43.2                2.6%             42.1
  TECO Coal                                 21.5          -8.5%              23.5               18.1%             19.9
  TECO Power Services                       17.3          33.1%              13.0              -14.5%             15.2
  Other diversified businesses              33.0         -12.7%              37.8                -.8%             38.1


(1) Includes $11.9 million of deferred revenues. This amount is before the $7.9 million deferred revenue benefit recognized under the regulatory agreement related to the charge for tax settlements, described in the CHARGES TO EARNINGS section.

(2) Includes the recognition of previously deferred revenues totaling $38.3 million offset by temporary base rate reductions of $20.8 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

(3) Includes the recognition of previously deferred revenues totaling $30.5 million offset by temporary base rate reductions of $4.6 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

(4) From continuing operations, excluding the charges described in the CHARGES TO EARNINGS section.

(5) Includes items that were reclassified for consolidated financial statement purposes. The principal items are the non- conventional fuels tax credit related to coalbed methane production and interest expense on the limited-recourse debt related to the independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain amounts have been restated to conform to current year presentation.

TAMPA ELECTRIC - ELECTRIC OPERATIONS

TAMPA ELECTRIC OPERATING RESULTS

         Tampa Electric's 1999 operating income, before charges described in the CHARGES TO EARNINGS section, decreased 6 percent from 1998. Results in 1999 included the deferral of $11.9 million of revenues excluding an offsetting nonrecurring pretax benefit of $7.9 million of deferred revenues recognized under the then current regulatory agreement related to the charge for tax settlements. 1998's results reflected the recognition of $38.3 million of previously deferred revenues partially offset by a $20.8 million temporary base rate reduction. Favorably impacting 1999, customer growth was 2.5 percent and operations and maintenance expenses were $9.6 million lower, primarily the result of efficiency improvements in 1999. Expenses were higher in 1998, primarily to enhance system reliability.


SUMMARY OF OPERATING RESULTS
(millions)                    1999          CHANGE            1998            CHANGE         1997
                          ------------      ------        ------------        ------     ------------

Revenues                  $  1,199.8(1)      -2.8%        $  1,234.6(2)        3.8%      $  1,189.2(3)

Operating expenses             935.9         -2.0%             954.9(4)        4.1%           917.7
                                                          ----------                     ----------
Operating income          $    263.9         -5.6%        $    279.7           3.0%      $    271.5
                          ==========                      ==========                     ==========


(1) Includes $11.9 million of deferred revenues. This amount is before the $7.9 million deferred revenue benefit recognized under the regulatory agreement related to the charge for tax settlements, described in the CHARGES TO EARNINGS section.

(2) Includes the recognition of previously deferred revenues totaling $38.3 million offset by temporary base rate reductions of $20.8 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY SECTION.

(3) Includes the recognition of previously deferred revenues totaling $30.5 million offset by temporary base rate reductions of $4.6 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY SECTION.

(4) Excludes a pretax charge of $9.6 million for treatment of a wholesale contract, described in the CHARGES TO EARNINGS section.

TAMPA ELECTRIC OPERATING REVENUES

         The economy in Tampa Electric's service area continued to grow in 1999, with increased employment from corporate relocations and expansions. The Tampa metropolitan area's employment grew over 5 percent in 1999, placing it among the top five in the U.S. for job growth.

         Tampa Electric's 1999 operating revenues decreased 3 percent, primarily because the company deferred revenues in 1999, while in 1998 it benefitted from the recognition of revenues deferred in prior years. The company experienced customer growth of 2.5 percent while retail energy sales were 1.4 percent lower. Tampa Electric's 1998 revenues, including recognition of $38.3 million of previously deferred revenues partially offset by a $20.8 million temporary base rate reduction, increased almost 4 percent, with customer growth increasing 2.3 percent and retail energy sales up 6.2 percent.

         Overall, the company experienced a higher-margin customer mix in 1999, primarily the result of retail customer growth of 2.5 percent and strong commercial sales. Total retail energy sales were lower primarily due to a slowdown in the phosphate industry, the lowest margin sector.

         Combined residential and commercial energy sales increased slightly in 1999, as the addition of almost 13,000 new customers more than offset the effects of mild weather. These sales increased over 7 percent in 1998, reflecting the addition of almost 12,000 customers and increased demand during warmer-than-normal summer weather.

         Non-phosphate industrial sales increased in 1999 and 1998, reflecting the shift of some commercial customers to the industrial classification to take advantage of favorable tax law changes on electricity used in manufacturing. This shift does not affect Tampa Electric revenues.

         Sales to the phosphate industry declined in 1999 and in 1998. The phosphate industry has experienced a slowdown over the past two years. Several mines were shut down in late 1998, and additional closures were announced in 1999. The phosphate industry is currently experiencing lower pricing and oversupply. According to phosphate industry sources, the market is expected to remain in this downturn for the next two years and to rebound in 2002. Revenues from phosphate sales represented slightly less than 3 percent of base revenues in 1999 and in 1998.

         Based on expected growth reflecting population increases and business expansion, Tampa Electric projects retail energy sales growth of approximately
2.5 percent annually over the next five years, with combined energy sales growth in the residential and commercial sectors of almost 3 percent annually. Energy sales to non-phosphate industrial customers are expected to grow almost 2 percent annually over the next five years.

         These growth projections assume continued local area economic growth, normal weather and certain other factors. See the INVESTMENT CONSIDERATIONS section.

         Non-fuel revenues from sales to other utilities were $37 million in 1999, $36 million in 1998 and $39 million in 1997. Megawatt hours sold to other utilities decreased in 1999 primarily because of mild weather and lower Tampa Electric generating unit availability. The slight increase in non-fuel revenues in 1999 was the result of increased partial-requirement sales due to contractual escalations in megawatt requirements.


MEGAWATT-HOUR SALES
(thousands)                                      1999           CHANGE           1998           CHANGE          1997
                                                ------          ------          ------          ------         ------
Residential                                      6,967           -1.2%           7,050            8.5%          6,500
Commercial                                       5,336            3.2%           5,173            5.5%          4,901
Industrial                                       2,224          -11.7%           2,520            2.2%          2,466
Other                                            1,278           -0.5%           1,284            5.0%          1,223
                                                ------                          ------                         ------
  Total retail                                  15,805           -1.4%          16,027            6.2%         15,090
Sales for resale                                 2,160          -13.1%           2,486          -21.3%          3,160
                                                ------                          ------                         ------
  Total energy sold                             17,965           -3.0%          18,513            1.4%         18,250
                                                ======                          ======                         ======

Retail customers (average)                       543.7            2.5%           530.3            2.3%          518.4
                                                 =====                           =====                          =====

TAMPA ELECTRIC OPERATING EXPENSES

         Overall expenses were down 2 percent in 1999, reflecting lower fuel consumption and lower operations and maintenance expense. Partially offsetting these reductions were property tax settlements and environmental study costs associated with the state environmental settlement described below and in the ENVIRONMENTAL COMPLIANCE section.

         Non-fuel operations and maintenance expenses decreased 4 percent in 1999, the result of effective cost management and improved efficiency throughout the company. Required expenditures to enhance system reliability and timing of generation station outages contributed to the higher maintenance costs in 1998.

         Tampa Electric's 250-megawatt, state-of-the-art, clean-coal technology Polk Unit One was placed into service in late 1996. Between 1996 and 1999, a total of approximately $29 million was received from the U.S. Department of Energy (DOE) to partially offset the unit's non-fuel operations and maintenance expenses. 1999 was the last year in which Tampa Electric was eligible to receive DOE funding for Polk Unit One.

         Non-fuel operations and maintenance expenses in 2000 are expected to be higher than in 1999, reflecting the discontinuance of DOE funding of $6 to 7 million and operating expenses estimated at $4 to 5 million associated with the new Big Bend flue-gas desulfurization system, described in the ENVIRONMENTAL COMPLIANCE section. Following 2000, expenses are expected to increase at or below the rate of inflation over the next several years.


OPERATING EXPENSES
(millions)                             1999           CHANGE           1998           CHANGE          1997
                                      ------          ------          ------          ------         ------

Other operating expenses              $163.6           -1.3%          $165.7             .4%         $165.1
Maintenance                             87.1           -7.9%            94.6           21.0%           78.2
Depreciation                           147.6            1.0%           146.1            3.3%          141.4
Taxes, other than income                98.8            1.6%            97.2            5.9%           91.8
                                      ------                          ------                         ------
 Operating expenses                    497.1           -1.3%           503.6            5.7%          476.5
                                      ------                          ------                         ------
Fuel                                   304.0          -17.1%           366.6           -1.8%          373.4
Purchased power                        134.8           59.1%            84.7           25.1%           67.8
                                      ------                          ------                         ------
 Total fuel expense                    438.8           -2.8%           451.3            2.3%          441.2
                                      ------                          ------                         ------
Total operating expenses              $935.9           -2.0%          $954.9            4.1%         $917.7
                                      ======                          ======                         ======


         Reflecting normal plant additions to serve the growing customer base, depreciation expense increased 1 percent in 1999 and 3.3 percent in 1998. Depreciation expense is projected to rise significantly for the next several years due to the addition of a flue gas desulfurization system in 2000 and expected additional depreciation of certain assets related to the Gannon repowering project. See the ENVIRONMENTAL COMPLIANCE section.

         Taxes other than income increased in 1999 as a result of higher property taxes due to the settlement of prior year tax issues with Polk County. This settlement clarified issues mainly related to Polk Unit One for 1997, 1998 and beyond in a manner satisfactory to the company. Taxes other than income increased in 1998 as a result of higher gross receipts taxes and franchise fees related to higher energy sales. The sales-related taxes are recovered through customer bills.

         Fuel expense decreased in 1999 from 1998 due to lower energy sales and a higher reliance on purchased power attributable to lower unit availability. Average coal costs, on a cents-per-million BTU basis, increased slightly in 1999 and 1 percent in 1998. In 1998, the FPSC disallowed, retroactively to the beginning of 1993, certain quality adjustments for coal purchased from a Tampa Electric affiliate, resulting in a pretax charge of $7.3 million.

         Purchased power increased in 1999 due to lower unit availability, the provision of replacement power for certain wholesale power sales contracts and an explosion at the Gannon plant in April. In 1998, purchased power increased primarily due to weather-related demand. In each year, substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.

         Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially comprised of coal until 2003 when the first of three repowered units is scheduled to begin operating on natural gas. See the ENVIRONMENTAL COMPLIANCE section.

         External forecasts indicate relatively stable coal prices for the next few years. On a total energy supply basis, company- generation accounted for 88 percent of the total system energy requirement in 1999, compared with 92 percent in 1998.

         On April 8, 1999, an explosion at Tampa Electric's Gannon Station Unit Six, a 375-megawatt generator that was off line for scheduled spring maintenance, resulted in damage to the unit, the temporary shut down of the other five units at the Station and injuries to 45 employees and contractors, including three fatalities. The units at Gannon Station that were affected by the accident were returned to service in the second and third quarter. The cost of replacement fuel and purchased power totaled $5 million; $1.8 million was approved by the FPSC for recovery through Tampa Electric's fuel and purchased power clause with little impact on customer rates, and the balance was recovered from interruptible customers. The costs resulting from the accident were substantially covered by insurance. The impact on current-year operation and maintenance expenses was approximately $2 million. The U.S. Occupational Safety and Health Administration (OSHA) concluded its safety investigation at the Gannon Station. OSHA found no willful violations, and Tampa Electric agreed not to contest OSHA's citations. Tampa Electric paid $30,075 in fines to OSHA largely related to the explosion at the Gannon plant. This amount included a reduction of 10 percent due to the company's excellent safety history.

PEOPLES GAS SYSTEM

         Peoples Gas System (PGS) achieved operating income growth of 21 percent in 1999, with the increase due primarily to new customer additions from system expansion and lower operating expenses resulting from management's decision to discontinue the appliance sales and service business in mid-1998. The benefits of customer growth for the year were partially offset by the less favorable weather patterns during 1999.

         Operating income grew 7 percent in 1998, from new customer additions and higher average utilization per customer. The benefits of customer growth for the year were partially offset by the effects of warmer-than-normal weather during the winter months and by restructuring costs associated with management's decision to exit the appliance sales and service business.

         The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a Purchased Gas Adjustment
(PGA) clause approved by the FPSC.


SUMMARY OF OPERATING RESULTS
(millions)                                            1999           CHANGE             1998         CHANGE            1997
                                                    -------          ------            ------        ------           ------

Revenues                                            $ 251.7             -.4%           $252.8           1.3%          $249.6
Cost of gas sold                                      107.7            -6.7%            115.4          -3.5%           119.6
Operating expenses                                    100.8             -.8%            101.6           5.4%            96.4
                                                    -------                            ------                         ------
Operating income                                    $  43.2            20.7%           $ 35.8           6.5%          $ 33.6
                                                    =======                            ======                         ======

Therms sold (millions) - by Customer Segment

  Residential                                          52.1            -1.1%             52.7           7.8%            48.9
  Commercial                                          273.5             2.8%            266.0           7.4%           247.6
  Industrial                                          331.9             8.8%            305.0           5.7%           288.6
  Power Generation                                    405.2            40.5%            288.3          -8.4%           314.7
                                                    -------                            ------                         ------
  Total                                             1,062.7            16.5%            912.0           1.4%           899.8
                                                    =======                            ======                         ======

Therms sold (millions) - By Sales Type

  System Supply                                       300.0            -6.5%            320.8           9.6%           292.6
  Transportation                                      762.7            29.0%            591.2          -2.6%           607.2
                                                    -------                            ------                         ------
  Total                                             1,062.7            16.5%            912.0           1.4%           899.8
                                                    =======                            ======                         ======

Customers (thousands) - average                       248.4             3.7%            239.6           2.2%           234.4
                                                    =======                            ======                         ======

         Residential therm sales decreased slightly in 1999, the result of less favorable weather patterns in the first quarter offset in part by new customer additions. Therm sales to commercial customers increased in 1999, reflecting a growing number of higher- margin customers.

         Operating revenues from residential customers increased 2 percent in 1999. Revenue from commercial customers decreased 9 percent, while revenues from industrial and power generation customers were up approximately 33 percent.

         The increase in operating revenues in the residential segment reflects higher revenue from monthly customer charges, the result of strong residential customer growth in 1999.

         The decline in operating revenues from the commercial segment reflects a shift from commodity sales to transportation sales for a growing number of commercial customers. For commodity sales, the cost-of-gas pass-through is included in operating revenues; for transportation customers, there is no cost-of-gas pass-through. Therefore, the net financial impact to the company is the same for both groups.

         Operating expenses decreased in 1999, reflecting cost savings associated with management's decision in mid-1998 to exit the appliance sales and service business.

         PGS expects to invest an average of $50 to $60 million per year for the next five years to grow the business. Infrastructure is being expanded both in areas currently served and in areas not yet served by natural gas.

         In 1998, PGS announced plans to expand into the Southwest Florida market providing service to Fort Myers, Naples, Cape Coral and surrounding areas. In 1999, the company began connecting customers and delivering gas to North Fort Myers and expects to complete the long-haul portion of this extension of its distribution system by the end of the first quarter of 2000. External sources anticipate that more than 100,000 new homes and businesses will be added in this market over the next decade, representing a significant opportunity for growth in the high-end residential and the commercial customer sectors.

         The company also has expanded service to the U.S. Naval Station at Mayport near Jacksonville and anticipates that the Mayport facilities and surrounding communities will use over 2.6 million therms of natural gas annually. In addition, PGS will construct 19 miles of pipeline in 2000 to connect Jacksonville Electric Authority's planned combustion turbine generating units.

         PGS expects increases in sales volumes and corresponding revenues in 2000, and continued customer additions and related revenues reflecting the Southwest Florida expansion and other expansion efforts throughout the state.

         These growth projections assume continued local area economic growth, normal weather and other factors. See the INVESTMENT CONSIDERATIONS section.

         PGS is the largest investor-owned gas distribution utility in Florida, with about 70 percent of the investor owned local distribution company market. It serves approximately 250,000 customers in all of the major metropolitan areas of Florida.

TECO POWER SERVICES

         TECO Power Services (TPS) recorded significantly higher operating income in 1999, reflecting contributions from new initiatives in 1999 and growing contributions from existing operating projects and investments. Capitalization of interest during construction on the San Jose Power Station also contributed to the improved results for the year.

         Higher contributions to earnings were made by the Hardee and Alborada plants, reflecting lower interest expense as debt balances were reduced. In addition, TM Power Ventures (TMPV), the Mosbacher Power Partners joint venture which was added in 1998, yielded higher contributions in 1999 as new projects began commercial operation. Empresa Electrica de Guatemala (EEGSA), the Guatemalan electric utility in which TPS acquired a 24 percent interest in 1998, had better results in 1999 as operational improvements and customer additions favorably impacted earnings.

         In February 1999, TPS formed an alliance with Energia Global International, Ltd. (EGI), a company with significant interests in Central America. EGI has investments in four power projects in operation or under construction in Costa Rica and Guatemala, and an electric distribution company in El Salvador. TPS initially committed $25 million in the form of a loan, and may provide an additional $9 million for new projects or acquisitions. TPS may at a later time convert this loan into an equity position in EGI. The interest income from the EGI loan contributed to TPS' net income in 1999 and will provide similar contributions in 2000.

         In September 1999, TPS announced a 75-megawatt expansion of its first generation project, the 295-megawatt Hardee Power Station in Central Florida. The added capacity at Hardee will serve the need of Tampa Electric and is scheduled for completion in May 2000.

         In November 1999, TPS announced its 50 percent participation in a 60-megawatt facility under construction in Hamakua, Hawaii. The first phase of this project is expected to go into service in July 2000.

         Also in November 1999, TMPV reached an agreement to build, own and operate a 312-megawatt electric generating facility on the Delmarva Peninsula in Virginia. The first phase of the planned $175-million project is scheduled to go into service in June 2000.

         In January 2000, TPS began commercial operation of its 120-megawatt San Jose Power Station in Guatemala. TPS had increased its ownership interest in this project to 67 percent in December 1999 and completed the acquisition of the remaining ownership interest through a series of transactions with its former partner in January 2000. TPS has a 15-year power supply agreement with EEGSA, the same Guatemalan distribution utility in which TPS purchased an equity interest in 1998.

         TPS expects these projects to make meaningful contributions to earnings in 2000 and expects its overall earnings in 2000 to be more than double 1999's earnings and more than triple 1998 levels.

         TPS recorded slightly lower operating income in 1998, reflecting a significant increase in business development activity in 1998 and higher interest expense. Although 1998's operating income was lower than in 1997, net income was slightly higher, reflecting lower taxes in Guatemala. See the INVESTMENT CONSIDERATIONS section.

TPS PROJECT SUMMARY

                                                                                TPS ECONOMIC              IN SERVICE/
                                                                                  INTEREST               PARTICIPATION
PROJECT                                     LOCATION               SIZE              (%)                     DATE
-------                                     --------               ----         ------------             -------------

Hardee Power Station                         Florida              370 MWs           100%              Jan. 1993, May 2000

Alborada Power Station                      Guatemala             78 MWs             96%                  Sept. 1995

San Jose Power Station                      Guatemala             120 MWs           100%                   Jan. 2000

Hamakua Energy Project                       Hawaii               60 MWs             50%             Jul. 2000, Nov. 2000

Commonwealth Chesapeake
  Power Station                             Virginia              312 MWs            95%             Jul. 2000, Jun. 2001

Energy Center Kladno
  Generating(ECKG)                       Czech Republic           343 MWs            25%                   Jan. 2000

Empresa Electrica de
   Guatemala (EEGSA)                        Guatemala             560,000            24%                  Sept. 1998
                                                                  retail
                                                            electric customers

TECO TRANSPORT

         Operating income at TECO Transport increased 8 percent in 1999 reflecting a strong export grain market and increased movements of steel-related products on the river systems. Additionally, both depreciation and fuel expense were lower. Partially offsetting these improvements, coal shipments for Tampa Electric were down in 1999, and there was continued weakness in the export coal market.

         TECO Transport recorded slightly higher operating income in 1998, primarily from utilizing added equipment on the river system, a full year's operation of an ocean vessel acquired in 1997, increased northbound shipments on the river, and lower fuel and depreciation expense. Improvements were partially offset by a weak export coal market and extreme weather in 1998, which created delays and difficult operating conditions in each of the transportation businesses.

         In mid-1998, TECO Transport expanded its river fleet by about 20 percent, adding 110 barges and three towboats.

         Tampa Electric coal shipments are expected to return to normal levels in 2000. The company expects grain shipments to remain strong, reflecting continued support of the U.S. government sponsored grain export program. However, grain shipments are expected to be lower than 1999 due to the pickup in Tampa Electric volumes. In addition, weakness in the export coal market is expected to continue.

         TECO Transport expects to continue diversifying into new markets and cargoes, including spot market grain sales in Puerto Rico and aggregates and cement on Florida's east coast. Significant factors that will influence results are weather, bulk commodity prices and domestic and international economic conditions. See the INVESTMENT CONSIDERATIONS section.

TECO COAL

         TECO Coal's operating income decreased almost 9 percent in 1999, excluding the effect of a $13.6 million charge in 1998 described in the Charges to Earnings section. Lower 1999 operating income reflected expected lower Tampa Electric volumes and weak prices in the metallurgical and steam markets, partially offset by higher third-party volumes and cost efficiencies.

         In 1998, operating income, excluding the $13.6 million charge, increased 18 percent due to continued growth in sales to the metallurgical and steam markets, lower unit costs at the Gatliff and Clintwood Elkhorn facilities and improved preparation plant performance at its Clintwood Elkhorn facility.

         Coal sales increased to 7.2 million tons in 1999, compared with 6.8 million tons in 1998 and 6.1 million tons in 1997. Volumes in 2000 are expected to exceed 8 million tons.

         Tampa Electric shipments represented 7 percent of total volumes in 1999 and 11 percent in 1998. Shipments to Tampa Electric of 510,000 tons declined by about 33 percent in 1999 after a 25 percent decline in 1998. Success in burning alternative lower-cost steam coals has enabled Tampa Electric to adopt a strategy of phasing down coal shipments from TECO Coal for the last several years. The contract with Tampa Electric expired at the end of 1999 and was not renewed.

         In June 1999, TECO Coal acquired the assets of Race Fork Coal in Buchanan County, Virginia. These assets included a preparation plant and loadout facility and about 12 million tons of coal reserves that can be marketed to both the metallurgical and steam markets. This operation will add 500,000 to 750,000 tons per year to Clintwood Elkhorn's existing operations.

         In January 2000, TECO Coal purchased two synthetic fuel production facilities to be located at the company's Premier Elkhorn and Clintwood Elkhorn mines in Kentucky. The synthetic fuel production process utilizes a blend that includes raw coal, low grade coal and coal fines. The facilities are expected to be operational by mid-2000 and are expected to produce at least 720,000 tons of synthetic fuel on an annual basis. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under
Section 29 of the Internal Revenue Code, which are available through 2007. TECO Coal expects that these facilities will add at least $.04 per share to consolidated earnings on an annual basis.

OTHER DIVERSIFIED COMPANIES

         TECO COALBED METHANE'S operating income declined 14 percent in 1999 reflecting production decreases that were only partially offset by reduced operating costs. Production declined to 16.6 billion cubic feet (Bcf) in 1999 from 17.6 Bcf in 1998. Effective gas prices, including the results of hedging, fell $.12 per thousand cubic feet (Mcf) in 1999 and $.15 per Mcf in 1998. Proven reserves were estimated at 159 Bcf as of year-end reflecting the company's effective well restimulation efforts and the higher price of gas which caused additional reserves to be considered economic. Proven reserves were estimated at 162 Bcf in 1998.

         In 1998, operating income decreased more than 22 percent as production declined to 17.6 Bcf from 19.2 Bcf in 1997, more than offsetting lower per unit operating costs.

         Production is expected to decline 6 to 7 percent in 2000, reflective of the normal declining production profile for these types of gas wells.

         Production from TECO Coalbed Methane's reserves are eligible for
Section 29 non-conventional fuels tax credits through 2002. The credit has been level at $1.05 per Mcf since 1997 and is expected to be $1.05 per Mcf in 2000.

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

         In July 1999, the company acquired the assets of Commercial Propane, Inc., a Southwest Florida-based propane distribution business delivering 900,000 gallons of propane annually. In January 1998, TECO Energy acquired Griffis Gas, Inc. in a stock-for- stock merger transaction that was accounted for as a pooling of interests. About 600,000 shares of TECO Energy common stock were issued in the transaction. This acquisition facilitated growth of the company's existing market in the Jacksonville area and expansion into new markets in Gainesville and Ocala. Prior-year financial results were not restated for the effects of this merger due to its size.

         PGC's operating income decreased in 1999. Gallons sold were almost 9 percent above last year, despite unseasonably warm weather in the first quarter. However, average margins were below the prior year level reflecting higher fuel costs.

         PGC's operating income increased significantly in 1998, reflecting higher volumes resulting from the acquisition of Griffis Gas and two other propane businesses, which increased its customer base by 40 percent. Operating results were also favorably impacted by improved margins throughout the year. Reflecting the impact of the acquisitions, operating expenses were higher in 1998, which partially offset the volume growth and improved margins.

         The company ended 1999 with approximately 62,000 customers and sales of 34 million gallons of propane, compared with 55,000 customers and 31 million gallons in 1998.

         In February 2000, TECO Energy, Inc. entered into an agreement to form a joint venture to combine its Peoples Gas Company propane operations with the propane operations of Atmos Energy Corporation, AGL Resources, Inc. and Piedmont Natural Gas Company, Inc. The combined entity, to be named US Propane, L.P., would be among the ten largest propane retailers in the nation, with nearly 200,000 customers. Focused on the Southeast, US Propane will have operations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The joint venture is expected to allow PGC and the other participating companies to improve their regional competitiveness. This transaction is subject to regulatory approval for one of the proposed participants and other customary conditions. The participating companies expect this transaction to be completed in early May 2000.

         TECO GAS SERVICES, INC. is another unregulated business acquired in the Peoples Gas companies merger. It provides gas management and marketing services for large municipal, industrial and power generation customers.

         The company's focus is on increasing its customer base while continuing to provide gas management services for three large cogeneration facilities.

         BOSEK, GIBSON AND ASSOCIATES, INC. (BGA), an energy services company headquartered in Tampa with nine offices throughout Florida and one in California, was acquired by TECO Energy in 1996. It provides design, engineering and construction services to more than 300 customers, including public schools, universities, health care organizations and commercial businesses throughout Florida and California.

         BGA continues growing its business infrastructure and project portfolio to better compete with the larger energy service companies in the diversified energy service field. Several significant project development efforts are underway. These efforts include providing energy efficiency turnkey services for public and private sector markets, power reliability solutions and district cooling/chilled water plants.

DISCONTINUED OPERATIONS

TECOM, INC. (NOW KNOWN AS TECO INVENTORY COMPANY)

         In November 1999, the assets of TeCom, the company's advanced energy management technology subsidiary, were sold to Invensys Intelligent Building Systems. TeCom was unable to develop the right distribution channels to effectively reach the market.

         In connection with the exit of this business, an after-tax charge of $12.9 million was recorded in 1999, representing the write-off of all capitalized development costs, severance and other exit costs partially offset by sale proceeds. As of Dec. 31, 1999, less than $1 million remained reserved for exit costs.

TECO OIL & GAS, INC.

         In 1997, TECO Energy announced its intent to exit the conventional oil and gas exploration and production business because of its small scale of operations and earnings volatility.

         For 1997, TECO Energy reported an after-tax loss from discontinued operations of $9.6 million which included the net operating results for the year for the conventional oil and gas business and the write-off of three offshore wells that ceased production.

         In 1998, TECO Oil & Gas sold its offshore assets to American Resources Offshore (ARO) for cash and a promissory note. Based on the likely impact of certain economic factors, including low oil and gas prices, TECO Energy wrote off the recorded value of all assets associated with the discontinued oil and gas operation, including the remaining on-shore assets. The after-tax gain net of charges from discontinued operations in 1998 was $6.1 million, or approximately $.05 per share.

         In 1999, the company completed a transaction in which it sold the note from ARO in return for $500,000 in cash. The company also sold an option relating to its ARO warrants, which expired unexercised. In a separate transaction, ARO agreed to be responsible for disputed joint billing payments of approximately $425,000. As part of this settlement, ARO also conveyed to the company overriding royalty interest in two offshore Gulf of Mexico blocks. The company does not expect any future royalty receipts to be significant.

YEAR 2000 COMPUTER SYSTEMS PREPARATION

         TECO Energy has encountered no significant problems related to the Year 2000 issue and all computer systems are performing as expected to date.

         The total cost of Year 2000 remediation was less than $10 million, which included contracted resources, purchases and internal labor. A breakdown of project costs is as follows: Tampa Electric - $6.5 million, Peoples Gas System - $2.5 million, and the diversified companies - $.5 million. Approximately 40 percent of these costs were attributable to testing expenses, and the remainder consisted primarily of renovation or replacement costs. The company does not anticipate any significant additional costs related to this issue.

NON-OPERATING ITEMS

OTHER INCOME (EXPENSE)

         Other income (expense) in 1999 included charges of $3.5 million to provide for Tampa Electric's expected costs of settling an EPA lawsuit, $10.5 million for a regulatory decision limiting the utility's regulatory equity ratio to 58.7 percent for 1997 and 1998, and $6.0 million to adjust the carrying value of certain leveraged lease investments.

         Other income (expense) in 1998 included a charge of $7.3 million at Tampa Electric reflecting an FPSC decision denying recovery of certain coal expenses from an affiliate. These 1999 and 1998 charges are described in the CHARGES TO EARNINGS section.

         Allowance for other funds used during construction (AFUDC) was $1.3 million in 1999 and $.1 million in 1997; no AFUDC was recorded in 1998. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

INTEREST CHARGES

         Interest charges were $123.7 million compared to $104.3 million in 1998. A charge for income tax settlements and provisions, discussed in the CHARGES TO EARNINGS section, included $9 million of interest expense and accounted for approximately half of the increase over 1998. Higher borrowing levels associated with new investments in the operating businesses also increased interest expense.

         Interest charges were down slightly in 1998, reflecting lower interest on a declining deferred revenue balance at Tampa Electric and lower short-term rates, partially offset by higher borrowing levels for new business initiatives.

INCOME TAXES

         Income tax expense increased in 1999 reflecting higher pretax income and the effect of recording income tax provisions and settlements related to prior years' tax returns. In 1998, income taxes were lower due to lower pretax income resulting from $23.2 million of charges. Income tax expense as a percent of income from continuing operations before taxes was 30 percent in 1999, 29 percent in 1998 and 31 percent in 1997.

         Total income tax expense was reduced by the federal tax credit related to the production of coalbed methane. This tax credit totaled $17.2 million in 1999, $18.9 million in 1998, and $20.2 million in 1997. The tax credit has been level at $1.05 per Mcf since 1997. This rate escalates with inflation but could be limited by domestic oil prices. In 1999, domestic oil prices would have had to exceed $48 per barrel for this limitation to have been effective. The federal tax credit on production of coalbed methane is available through the year 2002.

         The income tax effect of gains and losses from discontinued operations is shown as a component of results from discontinued operations.

         Income tax expense for 1999 includes $5.0 million for charges described in the CHARGES TO EARNINGS section reflecting corporate income tax provisions and settlement expenses related to prior years' tax returns. These adjustments, including interest of $9.0 million, were recorded at Tampa Electric, TECO Investments and at the TECO Energy corporate level.

ACCOUNTING STANDARDS

REPORTING COMPREHENSIVE INCOME

         In 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 130, Reporting Comprehensive Income, effective for fiscal years beginning after Dec. 15, 1997. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. In 1999, the company recorded a loss of $5.5 million after tax, representing an adjustment to the minimum pension liability associated with the company's non-qualified supplemental executive retirement plan in comprehensive income. For 1998 and 1997, there were no components of comprehensive income other than net income.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In 1999, the company adopted AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to events such as opening a new facility, conducting business in a new territory and organizing a new entity. Some costs, such as the costs of acquiring or constructing long-lived assets and bringing them into service, are not subject to SOP 98-5. The costs expensed in 1999 in accordance with SOP 98-5 were not significant.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.

         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133. The company has determined that such activity has been minimal and relatively short term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, and to limit exposure to fuel price increases at TECO Transport. As of Dec. 31, 1999, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane and purchase price variability of natural gas at Peoples Gas Company. TECO Energy has not used derivatives or other financial products for speculative purposes. At this point, the company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements. Management will continue to document all current and possible future uses of derivatives, evaluate their effectiveness for hedging treatment and utilize procedures and methods for measuring them.

CAPITAL EXPENDITURES

         TECO Energy's 1999 capital expenditures of $426 million included $229 million for Tampa Electric, $78 million for Peoples Gas System and $119 million for the diversified companies. Tampa Electric invested $142 million in 1999 for equipment and facilities to meet its growing customer base and generating equipment maintenance, $64 million to complete the construction of a flue-gas desulfurization (FGD) system, or "scrubber," for Big Bend Units One and Two, and $23 million toward the construction of Polk Units Two and Three, which are natural gas and No. 2 oil-fired combustion turbines. Capital expenditures for Peoples Gas System were approximately $60 million for system expansion, including approximately $17 million related to its Southwest Florida expansion, and approximately $17 million for maintenance of the existing system. TECO Transport invested $19 million in 1999 for equipment additions and normal equipment replacement. TECO Coal spent $23 million, which includes the acquisition of the Race Fork Coal assets as well as for mining equipment replacements. TECO Power Services' capital expenditures totaled $120 million related to the San Jose Power Station and the expansion of the Hardee Power Station.

         TECO Energy estimates total capital expenditures for ongoing operations to be $615 million for 2000 and $1.6 billion during the 2001-2004 period. For 2000, Tampa Electric expects to spend $234 million, consisting of $51 million for the repowering project at the Gannon Station, $42 million in construction costs on Polk Unit Two and $141 million for other capital expenditures. At the end of 1999, Tampa Electric had outstanding commitments of about $66 million for the repowering project. Tampa Electric's total capital expenditures over the 2001-2004 period are projected to be $1.2 billion, including $114 million for generation expansion and $554 million for the repowering project.

         Capital expenditures for Peoples Gas System are expected to be about $66 million in 2000 and $211 million during the 2001-2004 period for infrastructure expansion to grow the customer base. Included in these amounts are $4 million in 2000 for the Southwest Florida expansion and expenditures of approximately $40 million annually for other revenue-producing projects associated with normal system growth and expansion. The remainder represents expenditures for ongoing maintenance capital.

 The diversified companies expect capital expenditures of about $315 million in 2000 and $206 million during the 2001-

2004 period. Included in the 2000 amounts are $243 million at TECO Power Services for increasing ownership of the San Jose Power Station to 100 percent, for construction of the Commonwealth Chesapeake Power Station and the Hardee Power Station expansion. Commitments at the end of 1999 were $158 million, mainly for the construction of the Commonwealth Chesapeake Power Station in Virginia and for the acquisition of the remaining interest in the San Jose Power Station in early 2000. A significant amount of the capital expenditures for TPS will be financed with non-recourse project financing. These estimates do not take into account future projects that may emerge. Also included in these amounts are TECO Coal's acquisition of synthetic fuel production facilities in 2000, and renewal and replacement capital including river barges.

ENVIRONMENTAL COMPLIANCE

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four FGD system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, the company installed a new FGD system at Big Bend Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83 million scrubber was placed in service on Dec. 30, 1999 and will significantly reduce the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with FGD, or scrubber technology. The FPSC approved recovery of the costs associated with the Big Bend Units One and Two FGD system in November 1999 and cost recovery began in January 2000. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon Stations.

         In 1997, the EPA began an investigation under the Clean Air Act (CAA) of coal-fired electric power generators to determine compliance with New Source Review (NSR) environmental permitting requirements associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA asserted that certain electric utilities, including Tampa Electric, should have applied for pre-construction permits for certain unit maintenance projects, and that the permitting review of such projects would have included NSR, resulting in requirements that the units meet more restrictive, Best Available Control Technology (BACT) standards for NOx, SO2 and particulate matter (PM). Tampa Electric disagreed with EPA's interpretation of its NSR rules and its definitions of what constitutes maintenance. On Nov. 3, 1999, despite Tampa Electric's extensive efforts to reach a mutually agreeable settlement with the EPA, the Department of Justice sued Tampa Electric and six other electric utilities and issued an administrative order against TVA on behalf of the EPA for alleged violations of the CAA associated with this NSR issue. Coincident with the lawsuits, EPA issued Notices of Violations (NOV) alleging similar NSR violations under the relevant State Implementation Plans (SIP).

         Following notice to the State of Florida of the EPA's NOV, the Florida Department of Environmental Protection (DEP), the agency responsible for enforcement of the Air Quality SIP, began negotiations to resolve the same allegations under the SIP that Tampa Electric had not applied for appropriate permits for certain unit maintenance projects at Gannon and Big Bend Stations and, therefore, had operated the coal-fired units without BACT for NOx and SO2. Effective Dec. 16, 1999, a Consent Final Judgment (CFJ) entered into between DEP and Tampa Electric resolved the DEP claims. The requirements of the CFJ require the implementation of several environmental initiatives which include repowering certain Gannon Station units with natural gas and placing the remaining Gannon units on reserve standby by the end of 2004. It also requires Tampa Electric to implement other specific initiatives to further reduce NOx, SO2 and PM emissions at Big Bend Station Unit Four by 2007 and Big Bend Units One, Two and Three by 2010.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions (including the NOV) filed last year against Tampa Electric. The resolution, which was in the form of a consent decree, resulted in full and final settlement of the November 1999 federal litigation and NOV alleging violations of NSR requirements of the Clear Air Act. The Consent Decree was lodged with the U.S. District Court for the Middle District of Florida in Tampa, Florida, and is subject to a 30-day public comment period, before it may be entered by the Court at which time it will become effective.

         The agreement is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units One, Two and Three. In order to eliminate the uncertainties of litigation and in exchange for a release from past liability and a safe harbor during the 10-year term of the consent decree, the Company agreed to pay a $3.5 million civil penalty. Under the consent decree, Tampa Electric will commit to a comprehensive cleanup program that will dramatically decrease emissions from the company's power plants. The agreement makes Tampa Electric the first utility in the nation to respond to EPA's coal-fired utility initiative.

         Engineering for the repowering project began in January 2000, and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of additional units is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have an increased total station capacity of about 1,475 megawatts of natural gas-fueled electric energy.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

UTILITY REGULATION

RATE STABILIZATION STRATEGY

         Tampa Electric's objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period were accomplished through agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the FPSC.

         Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues. Under this plan Tampa Electric's allowed return on equity (ROE) was established at an 11.75 percent midpoint with a range of 10.75 percent to 12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent. Also as part of this plan, Tampa Electric's oil backout tariff was eliminated as of January 1996, reducing annual revenues by approximately $12 million.

         In 1995, Tampa Electric deferred $51 million of revenues under this plan. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code.

         In 1996, the FPSC approved agreements between Tampa Electric, the OPC and the FIPUG which froze base rates for the electric utility through 1999, returned $50 million to customers between October 1996 and December 1998 through refunds and a temporary base rate reduction and allowed full recovery of the capital costs incurred for the Polk Unit One project.

         In addition, the agreements set forth multi-year plans for allocating revenues based on Tampa Electric's ROE. For the years 1996 through 1998, Tampa Electric retained all revenues contributing to an ROE up to 11.75 percent. Under this plan, any additional revenues were allocated as follows:

         In 1996, 40 percent of any actual revenues contributing to an ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60 percent were deferred for recognition in 1997 and 1998. The company deferred $34 million in 1996. This amount and the deferred revenues and interest from 1995 (less $25 million of refunds) provided $68 million for recognition by the company in 1997 and 1998.

         In 1997, 40 percent of any revenues that contributed to an ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent were deferred for use in 1998, as were all revenues in excess of 12.75 percent. The company recognized $31 million in 1997 of the revenues and interest deferred from 1995 and 1996.

         In 1998, 40 percent of any revenues that contributed to an ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent, as well as all revenus in excess of 12.75 percent were deferred for anticipated refund to customers, pending resolution of the FIPUG protest of the FPSC decision as discussed below. The Company recognized $38 million in 1998 of the revenues and interest deferred from prior years.

         For 1999, 60 percent of the revenues contributing to an ROE in excess of 12 percent were deferred for refund to customers in 2000 following final review by the FPSC. Tampa Electric's 1999 results reflect an anticipated refund to customers of $4.0 million earned above the 12 percent.

         In 1999, the FPSC reviewed Tampa Electric's earnings for 1997 and 1998 and ordered that $11.2 million plus interest be refunded to customers in 2000. In November 1999, FIPUG protested the FPSC decisions for both years and requested a hearing to review a wide range of costs incurred by the company over the two-year period. The FPSC ordered that the $11.2 million refund be withheld with interest until the protest is heard and resolved. A hearing is scheduled for August 2000.

         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its 11.75 percent allowed rate of return on common equity midpoint will continue in effect until such time as changes are occasioned by an agreement approved by the FPSC or other FPSC action as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric believes that its currently allowed ROE range is reasonable based on the current interest rate environment and previous FPSC rulings.

COST RECOVERY CLAUSES

         In October 1999, Tampa Electric filed with the FPSC for approval of fuel, capacity, environmental and conservation cost recovery clause rates for the period January 2000 through December 2000. On Nov. 22 and 23, 1999, the FPSC held hearings and: 1) approved the company's proposed replacement fuel and purchased power costs associated with the Gannon Unit Six explosion; 2) approved the company's proposed regulatory treatment for the remaining terms of a wholesale power sales agreement for Jan. 1, 2000 through March 15, 2001; 3) approved cost recovery of purchased power agreements entered into for 1999 and 2000 for enhanced system reliability including a 12-year agreement entered into with Hardee Power Partners; 4) approved the recovery of capital and operating and maintenance costs for the Big Bend Units One and Two FGD system; and

5) approved a fair accounting treatment for retired environmental assets that are being replaced by new technology environmental assets. Including these changes, the total residential bill for 1,000 kwh in 2000 will be $81.78, which represents a $1.90, or 2 percent increase over 1999 rates.

LONG RANGE POWER SUPPLY PLANNING

         Tampa Electric filed a 10-year site plan with the FPSC in April 1999. Since that time, several events have occurred that have caused Tampa Electric to make several modifications to its plan. First, as part of the FPSC's assessment of Florida's electric reliability for future years, the FPSC ordered a generic investigation into the aggregate reserve margins planned for peninsular Florida. The investigation was to include an evaluation of the manner in which reserve margins are calculated, the level of reserve margins considered adequate for Florida's utilities, and the remedial action that would be taken to assure adequate reserve margins. Prior to a formal, evidentiary hearing scheduled to be held in November 1999, Tampa Electric along with Florida Power & Light and Florida Power Corp. submitted a proposed stipulation to the FPSC to voluntarily adopt a minimum 20 percent reserve margin planning criteria from then current 15 percent criteria for the resolution of the issues in the investigation. The Florida investor-owned utilities (IOUs) proposed to implement the 20 percent criterion over a transition period of four years. In December 1999 the FPSC approved the proposed stipulation. In addition, the FPSC ordered its staff to conduct workshops to address reliability issues related to non-firm electric resources that were identified in the original reserve margin proceeding. These workshops are scheduled for the first quarter of 2000.

         Subsequent to the approval of the stipulation, Tampa Electric filed a modification to its planning reserve margin criteria to include a minimum 7 percent summer supply-side component (firm resources) to the overall 20 percent reserve margin planning criteria. A supply-side reserve margin standard establishes a balance of resources by requiring a minimum level of supply-side reserves while not limiting the contributions of non-firm load resources.

         Another change to the 10-year site plan was that Tampa Electric accelerated the in-service date of its next two 180 megawatt combustion turbines from January 2001 to September 2000 and from January 2003 to May 2002. Finally the company entered into a 12-year purchased power agreement with Hardee Power Partners. Tampa Electric's original purchased power agreement with Hardee Power Partners, entered into in 1989, provided the company the option of building out the existing site by installing a 75 megawatt combustion turbine that is expected to be in service by May 15, 2000. Through all of these actions, Tampa Electric expects enhanced system reliability for the benefit of all its customers.

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

         In December, the Federal Energy Regulatory Commission (FERC) issued its rule on regional transmission organizations (RTOs). This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. The rule provides guidelines to utilities for joining RTOs by December 2001. These guidelines specify minimum characteristics and functions.

         In response to the FERC activity in this area, the FPSC has been holding workshops since January 1999 to discuss transmission issues within peninsular Florida. Although the IOUs, municipals, cooperatives and marketers participating in the workshops do not yet agree on how to resolve specific issues related to planning, operations, pricing and governance, they and the FPSC agree that a national one-size-fits-all approach is not appropriate. With the encouragement of the FPSC, Tampa Electric is working with utilities in the state and others to develop a peninsular Florida solution. These activities have been recently accelerated by Florida Power Corp. and Carolina Power and Light, recognizing that some type of RTO proposal is an integral feature for FERC approval of their proposed merger.

WHOLESALE POWER MARKET

         There is presently active competition in the wholesale power markets in Florida, increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers for independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers.

         In 1999, the city of New Smyrna Beach and an affiliate of Duke Energy Corporation applied for an FPSC determination of need for a proposed 514-megawatt merchant power plant in Volusia County, Florida, to supply 30 megawatts of capacity and associated energy to the Utilities Commission of the City of New Smyrna Beach with the remaining capacity to be used on a speculative basis. Tampa Electric and others intervened to oppose this proposal. Tampa Electric believes that only Florida utilities or entities with contracts for firm capacity and an obligation to serve the long-term needs of a Florida utility can legally be applicants under the Florida Power Plant Siting Act (PPSA). The PPSA sets the state electric energy/environmental policy and governs the building of new generation involving steam capacity of 75 megawatts or more. It requires the applicant to
                                       37
demonstrate that a plant is needed prior to receiving construction and operating permits. On March 4, 1999, the FPSC determined that the proponents of the merchant plant were proper applicants under the PPSA and voted to approve the need for the proposed merchant plant. This decision has been appealed by the Florida IOUs and the Florida Supreme Court heard oral arguments on Feb.19, 2000. A decision on the appeal is not expected until April 2000 or later.

         Following Duke/New Smyrna Beach, several companies have proposed merchant plant projects in Florida. In September 1999, the Okeechobee Generating Company, a subsidiary of Pacific Gas and Electric, filed for a determination of need for two combined cycle units that would generate approximately 550 megawatts. In addition several other merchant plants have been proposed to be constructed in Florida that do not fall under the requirements to file a determination of need due to the fact that the proposed generation involves steam capacity less than 75 megawatts.

         If the FPSC's decision to allow the Duke plant to operate is upheld or other regulatory or legislative actions are taken that would allow the construction of wholesale merchant power plants, the wholesale operations of Tampa Electric and other Florida utilities could be adversely affected.

UTILITY COMPETITION: GAS

         Although Peoples Gas System is not in direct competition with any other regulated distributors of natural gas for customers within its service areas, there are other forms of competition. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy, including electricity.

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

INVESTMENT ACTIVITY:

         At Dec. 31, 1999, TECO Energy had $97.5 million in cash, cash equivalents and short-term investments versus $16.9 million at year-end 1998. Cash increased at the end of 1999 to fund cash needs for the first several weeks of 2000 and in anticipation of tight credit markets and temporarily high borrowing rates at the beginning of 2000.

         The company also has a continuing investment in leveraged leases of $49 million. At Dec. 31, 1999, the leveraged lease investment offset by the related deferred tax liability had essentially a zero balance; all leases continue to perform on a current basis. The company has made no investment in leveraged leases since 1989 and is considering selling certain of its leveraged lease positions.

         In addition, TPS had loans outstanding to EGI and Mosbacher Power Partners as of Dec. 31, 1999 of $25 million and $13 million, respectively.

FINANCING ACTIVITY:

         TECO Energy's 1999 year-end capital structure, excluding the effect of unearned compensation, was 60 percent debt and 40 percent common equity. TECO Power Services typically finances its power projects at commercial operation with non-recourse project debt. Excluding this non-recourse debt of $154 million, the year-end capital structure was 57 percent debt and 43 percent equity.

CREDIT RATINGS / SENIOR DEBT


                                Duff & Phelps      Moody's    Standard & Poor's
                                -------------      -------    -----------------

Tampa Electric Company               AA+             Aa2             AA
TECO Finance / TECO Energy           AA-             A1              AA-


         In September 1999, TECO Energy announced a program for the repurchase of up to $150 million of its outstanding common stock. During 1999 the company acquired 5.4 million shares at a cost of $114.8 million.

         In the second quarter of 1998, Tampa Electric Company filed a registration statement for the issuance of up to $200 million of medium-term notes. In July 1998, Tampa Electric Company issued $50 million of Remarketed Notes, due 2038. The Notes, which bear an initial coupon rate of 5.94%, are subject to mandatory tender on July 15, 2001, at which time they will be remarketed or redeemed. Net proceeds were $51 million, which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase the Notes in 2001. If this right is exercised, for the following 10 years the Notes will bear interest at 5.41% plus a premium based on Tampa Electric Company's then-current credit spread above United States Treasury Notes with 10 years to maturity.

         In the third quarter of 1998, TECO Energy filed a registration statement for the issuance of up to $200 million of medium-term notes. In September 1998, TECO Energy issued $150 million of Remarketed Notes, due 2038. The Notes, which bear an initial coupon rate of 5.54%, are subject to mandatory tender on Sept. 15, 2001, at which time they will be remarketed or redeemed. Net proceeds were $153 million, which included a premium paid to TECO Energy by the remarketing agent for the right to purchase the Notes in 2001. If this right is exercised, for the following 10 years the Notes will bear interest at 5.41% plus a premium based on TECO Energy's then-current credit spread above United States Treasury Notes with 10 years to maturity.

         Proceeds from both note issues were used to repay short-term debt and for general corporate purposes.

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10- percent increase in TECO Energy's weighted average interest rate on its variable rate debt would have an estimated $4 million impact on TECO Energy's earnings over the next fiscal year.

         A hypothetical 10-percent change in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at Dec. 31, 1999.

         Based on policies and procedures approved by the Board of Directors, from time to time TECO Energy enters into futures, swaps and option contracts to moderate its exposure to interest rate changes, to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business and to limit exposure to fuel price increases at TECO Transport. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate.

         As TECO Power Services develops the Commonwealth Chesapeake Power Station, and other similar projects, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices.

         TECO Energy does not use derivatives or other financial instruments for speculative purposes.

LIQUIDITY, CAPITAL RESOURCES:

         TECO Energy and its operating companies met cash needs during 1999 with a balance of internally generated funds and short-term borrowings.

         At Dec. 31, 1999, TECO Energy had bank credit lines of $485 million, all of which were available.

         TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments in the 2000-2004 period. The company expects that some part of its capital requirements, as well as any significant new investments, will be funded with external capital, which may include debt of various maturities, preferred stock and common stock.

         TECO Power Services expects to finance, upon commercial operation, at least 60 percent of the construction cost of its Commonwealth Chesapeake Power Station and the expansion of its Hardee Power Station with non-recourse debt.

INVESTMENT CONSIDERATIONS:

         The following are certain factors that could affect TECO Energy's future results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by or on behalf of TECO Energy, since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

         GENERAL ECONOMIC CONDITIONS. The company's businesses are dependent on general economic conditions. In particular, the projected growth in Tampa Electric's service area and in Florida is important to the realization of Tampa Electric's and the Peoples Gas companies' forecasts for annual energy sales growth. An unanticipated downturn in the local area's or Florida's economy could adversely affect Tampa Electric's or the Peoples Gas companies' expected performance.

         The activities of the diversified businesses, particularly TECO Transport, TECO Coal and TECO Power Services are also affected by general economic conditions in the respective industries and geographic areas they serve, both nationally and internationally. TPS' investments in international distribution companies are dependent on growth in the service areas and forecasts for annual energy sales growth.

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

         Variations in weather conditions also affect the demand and prices for the commodities sold by TECO Coalbed Methane and TECO Coal. TECO Transport also is impacted by weather because of its effects on the supply of and demand for the products transported. Severe weather conditions that could interrupt or slow service and increase operating costs also affect these businesses.

         POTENTIAL COMPETITIVE CHANGES. The electric industry has been undergoing certain restructuring. Competition in wholesale power sales has been introduced on a national level. Some states have mandated or encouraged competition at the retail level, and in some situations required divestiture of generating assets. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation, market conditions or initiatives of other electric power providers, however, particularly with respect to retail competition, could adversely affect Tampa Electric's business and its performance. The company's projections are based on its expectation that there will not be any significant change in Tampa Electric's competitive environment.

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

         In the case of Tampa Electric, fuel costs used for generation are mostly affected by the cost of coal. Tampa Electric is able to recover the cost of fuel through retail customers' bills, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. Regarding wholesale sales, the ability to make sales and the margins on power sales are affected by the cost of coal to Tampa Electric, particularly as it relates to the cost of gas and oil to other power producers.

         In the case of Peoples Gas System, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and therefore the competitive position of Peoples Gas System relative to electricity, other forms of energy and other gas suppliers.

         At the diversified companies, changes in gas, oil and coal prices directly affect the margins at TECO Coalbed Methane, TECO Coal, TECO Transport and Peoples Gas Company. TECO Coalbed Methane is exposed to commodity price risk through the sale of natural gas. A hypothetical 10-percent change for the year in the market price of natural gas would have an estimated earnings impact of $2 million. TECO Coal is exposed to commodity price risk through coal sales. A hypothetical 10-percent change in the market price of coal in any one year would have an estimated earnings impact of between $5 million and $6 million. TECO Transport is exposed to commodity price risk through fuel purchases. A hypothetical 10-percent change in the market price of fuel in any one year would have an estimated earnings impact of $1 million.

         GAS PRODUCTION LEVELS. Results at TECO Coalbed Methane are affected by its level of production, which is naturally declining. The company's forecast assumes that production will decline 6 to 7 percent annually. Actual production levels may be greater or less than those assumed.

         BUSINESS GROWTH OPPORTUNITIES. Part of the company's previously announced strategy is to grow its diversified business. Much of its longer-term growth is dependent on the ability to find attractive acquisition and development opportunities and independent power projects. The company's long-range forecast is based on its expectation that it will be successful in finding and capitalizing on these acquisition and development opportunities and independent power projects, but there can be no assurance that its efforts will be successful.

         INTEREST RATES AND ACCESS TO CAPITAL. Changes in interest rates can affect the cost of borrowing for TECO Energy and its subsidiaries on variable rate debt outstanding, on refinancing of debt maturities and on incremental borrowing to fund new investments. Included in the company's forecast is the expectation that it will have access to sufficient capital on satisfactory terms to fund growth opportunities including acquisition and development opportunities and independent power projects.

         INTERNATIONAL RISKS. TECO Power Services is involved in several international projects and expects to enter into additional international projects during the next few years. These projects involve numerous risks that are not present in domestic projects, including expropriation, political instability, currency exchange rate fluctuations, repatriation restrictions, and regulatory and legal uncertainties. The company's financial forecast assumes that TECO Power Services will mitigate losses associated with these risks through a variety of risk mitigation measures, including specific contractual provisions, teaming with strong international and local partners, obtaining non-recourse financing and obtaining political risk insurance where appropriate.

         ENVIRONMENTAL MATTERS. TECO Energy's businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on the company or result in the curtailment of some activities. In addition, the company's financial forecast is based on its expectation that the Consent Decree entered into by the Company, the EPA and the Justice Department will be entered by the Court upon expiration of the public comment period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities.

         From time to time, TECO Energy or its affiliates may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

         See the discussion of interest rate risk in the INVESTMENT CONSIDERATIONS section on pages 33 and 34, and in the FINANCING ACTIVITY section on page 36.

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

         See the discussions of commodity price risks in the INVESTMENT CONSIDERATIONS -- COMMODITY PRICE CHANGES section on page 36.

         TECO Energy and its affiliates do not use derivatives or other financial products for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                 PAGE
                                                                                                  NO.
                                                                                                 ----

Report of Independent Certified Public Accountants                                                 43

Consolidated Balance Sheets, Dec. 31, 1999 and 1998                                                44

Consolidated Statements of Income for the years ended Dec. 31, 1999, 1998 and 1997                 45

Consolidated Statements of Cash Flows for the years ended Dec. 31, 1999, 1998 and 1997             46

Consolidated Statements of Common Equity for the years ended Dec. 31, 1999, 1998 and 1997          47

Notes to Consolidated Financial Statements                                                      48-67

Financial Statement Schedule II - Valuation and Qualifying Accounts for the years
      ended Dec. 31, 1999, 1998 and 1997                                                           69


         All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and shareholders of TECO Energy, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TECO Energy, Inc. and its subsidiaries at Dec. 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Tampa, Florida
Jan. 14, 2000, except for the information in Note O, for which the dates are Jan. 25, 2000 and Feb. 11, 2000.

                          CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)
                                     ASSETS



DEC. 31,                                                        1999                   1998
                                                             ----------             ----------

CURRENT ASSETS
Cash and cash equivalents                                    $     97.5             $     16.9
Receivables, less allowance for uncollectibles                    261.9                  224.6
Inventories, at average cost
  Fuel                                                             84.0                   93.2
  Materials and supplies                                           69.5                   64.1
Prepayments                                                        18.9                   15.1
                                                             ----------             ----------
                                                                  531.8                  413.9
                                                             ----------             ----------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
Utility plant in service
  Electric                                                      4,140.9                3,991.3
  Gas                                                             590.0                  518.5
Construction work in progress                                     291.1                  101.1
Other property                                                  1,042.4                  989.6
                                                             ----------             ----------
                                                                6,064.4                5,600.5
Accumulated depreciation                                       (2,436.6)              (2,292.9)
                                                             ----------             ----------
                                                                3,627.8                3,307.6
                                                             ----------             ----------
OTHER ASSETS
Other investments                                                 117.2                   93.6
Investment in unconsolidated affiliates                           103.3                  124.5
Deferred income taxes                                             106.8                   99.1
Deferred charges and other assets                                 203.2                  140.6
                                                             ----------             ----------
                                                                  530.5                  457.8
                                                             ----------             ----------
                                                             $  4,690.1             $  4,179.3
                                                             ==========             ==========

LIABILITIES AND CAPITAL
CURRENT LIABILITIES
Long-term debt due within one year                           $    155.8             $     36.0
Notes payable                                                     813.7                  319.0
Accounts payable                                                  218.1                  208.1
Customer deposits                                                  80.7                   78.3
Interest accrued                                                   16.4                   14.2
Taxes accrued                                                      36.9                    5.1
                                                             ----------             ----------
                                                                1,321.6                  660.7
OTHER LIABILITIES
Deferred income taxes                                             509.4                  499.9
Investment tax credits                                             41.7                   46.7
Regulatory liability-tax related                                   13.3                   34.0
Other deferred credits                                            178.5                  150.6
Long-term debt, less amount due within one year                 1,207.8                1,279.6

CAPITAL
Common equity                                                   1,472.5                1,569.2
Unearned compensation                                             (54.7)                 (61.4)
                                                             ----------             ----------
                                                             $  4,690.1             $  4,179.3
                                                             ==========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (MILLIONS)


YEAR ENDED DEC. 31,                                                         1999               1998               1997
                                                                        --------           --------           --------

REVENUES                                                                $  1,983.0         $  1,955.7         $  1,860.8
                                                                        ----------         ----------         ----------

EXPENSES
Operation                                                                  1,053.0            1,043.1              958.7
Maintenance                                                                  125.3              128.9              114.2
Depreciation                                                                 232.2              233.0              231.7
Taxes, other than income                                                     148.9              149.4              143.5
                                                                        ----------         ----------         ----------
                                                                           1,559.4            1,554.4            1,448.1
                                                                        ----------         ----------         ----------
INCOME FROM OPERATIONS                                                       423.6              401.3              412.7
                                                                        ----------         ----------         ----------

OTHER INCOME (EXPENSE)
Allowance for other funds used during construction                             1.3               --                  0.1
Other income (expense)                                                       (13.3)              (9.5)              (0.1)
Preferred dividend requirements of Tampa Electric                             --                 --                 (0.5)
                                                                        ----------         ----------         ----------
                                                                             (12.0)              (9.5)              (0.5)
                                                                        ----------         ----------         ----------
INCOME BEFORE INTEREST AND
 INCOME TAXES                                                                411.6              391.8              412.2
                                                                        ----------         ----------         ----------
INTEREST CHARGES
Interest expense                                                             124.2              104.3              105.9
Allowance for borrowed funds used during construction                         (0.5)              --                 (0.1)
                                                                        ----------         ----------         ----------
                                                                             123.7              104.3              105.8
                                                                        ----------         ----------         ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     287.9              287.5              306.4
Provision for income taxes                                                    87.0               83.3               94.9
                                                                        ----------         ----------         ----------
NET INCOME FROM CONTINUING OPERATIONS                                        200.9              204.2              211.5

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $1.4 MILLION, $2.3 MILLION AND $3.7 MILLION
  FOR 1999, 1998 AND 1997, RESPECTIVELY                                       (2.5)              (3.8)              (6.6)

GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
  INCOME TAX BENEFIT OF $7.4 MILLION FOR 1999 AND $1.6 MILLION
  FOR 1997, AND INCOME EXPENSE OF $3.9 MILLION FOR 1998                      (12.3)               6.1               (3.0)
                                                                        ----------         ----------         ----------

NET INCOME                                                              $    186.1         $    206.5         $    201.9
                                                                        ==========         ==========         ==========

Average common shares outstanding during year                                131.0              131.7              130.8
                                                                        ==========         ==========         ==========


EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
 From continuing operations
    --Basic                                                             $     1.53         $     1.55         $     1.62
    --Diluted                                                           $     1.53         $     1.54         $     1.61

 Net income
    --Basic                                                             $     1.42         $     1.57         $     1.54
    --Diluted                                                           $     1.42         $     1.56         $     1.54


The accompanying notes are an integral part of the consolidated financial statements.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (MILLIONS)

YEAR ENDED DEC. 31,                                                          1999                1998           1997
                                                                         --------            --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 186.1              $ 206.5        $ 201.9
Adjustments to reconcile net income to net cash
    from operating activities
 Depreciation                                                              232.2                233.0          231.7
 Deferred income taxes                                                     (15.3)                14.6           (1.9)
 Investment tax credits, net                                                (5.0)                (5.0)          (5.0)
 Allowance for funds used during construction                               (1.8)                  --           (0.2)
 Amortization of unearned compensation                                       9.1                  7.8            5.9
 Loss (gain) on disposal of discontinued operations, pretax                 19.8                (10.0)            --
 Deferred revenue                                                           11.9                (38.3)         (30.5)
 Deferred recovery clause                                                  (38.2)                17.4            2.7
 Refund to customers                                                          --                   --          (19.8)
 Charges (discussed in Note L)                                              21.1                 31.1             --
 Receivables, less allowance for uncollectibles                            (25.3)                (2.0)           6.4
 Inventories                                                                 5.0                (13.5)         (21.4)
 Taxes accrued                                                              31.7                 (8.8)          (0.9)
 Interest accrued                                                           (7.2)                (7.7)           1.6
 Accounts payable                                                          (25.3)                47.3           (2.8)
 Other                                                                     (17.5)                23.0          (16.9)
                                                                         -------            ---------       --------
                                                                           381.3                495.4          350.8
                                                                         -------             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (426.1)              (296.1)        (212.6)
 Allowance for funds used during construction                                1.8                   --            0.2
 Purchase of minority interest                                             (49.1)                  --             --
 Net proceeds from sale of assets                                            1.0                 37.5             --
 Investment in unconsolidated affiliates                                    (2.6)              (135.1)          (4.9)
 Other non-current investments                                             (29.9)                 2.8            6.9
                                                                         -------           ----------     ----------
                                                                          (504.9)              (390.9)        (210.4)
                                                                         -------              -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock                                                                0.3                  6.7            5.1
 Purchase of treasury stock                                               (114.8)                  --             --
 Proceeds from long-term debt                                               28.0                201.2           29.3
 Repayment of long-term debt                                               (35.2)               (16.2)        (103.8)
 Net decrease in credit lines                                                 --                   --          (49.8)
 Net increase (decrease) in short-term debt                                494.7               (128.5)         141.2
 Redemption of preferred stock                                                --                   --          (20.4)
 Dividends                                                                (168.8)              (161.4)        (147.3)
                                                                         -------              -------        -------
                                                                           204.2                (98.2)        (145.7)
                                                                         -------             --------        -------
Net increase (decrease) in cash
 and cash equivalents                                                       80.6                  6.3           (5.3)
Cash and cash equivalents at beginning
 of year                                                                    16.9                 10.6           15.9
                                                                         -------            ---------      ---------
Cash and cash equivalents at end of year                                 $  97.5             $   16.9       $   10.6
                                                                         =======             ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
 Interest (net of amounts capitalized)                                   $ 116.9             $   99.3       $  115.5
 Income taxes                                                            $  62.1             $   66.2       $   97.4



The accompanying notes are an integral part of the consolidated financial statements.

                                                CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                                               (MILLIONS)

                                                                    ADDITIONAL                  OTHER                       TOTAL
                                               COMMON   PAID-IN     TREASURY     RETAINED  COMPREHENSIVE   UNEARNED        COMMON
                                  SHARES(1)    STOCK    CAPITAL      STOCK       EARNINGS      INCOME    COMPENSATION      EQUITY
                                  ---------    ------   -------    ----------    --------  ------------- ------------     --------

BALANCE, DEC. 31, 1996              129.7     $ 129.7   $ 350.4     $     --     $   962.1    $   --      $ (70.7)       $ 1,371.5

 Net income for 1997                                                                 201.9                                   201.9
 Common stock issued                  0.4         0.4       7.3                                              (2.7)             5.0
 Common stock issued-
   West Florida Gas Inc. merger       0.8         0.8      (1.1)                       5.8                                     5.5
 Cash dividends declared                                                            (147.3)                                 (147.3)
 Amortization of unearned
   compensation                                                                                               5.9              5.9
 Tax benefits-ESOP dividends
   and stock options                                        0.1                        2.1                                     2.2
                                    -----     -------   -------     --------     ---------    ------      -------        ---------
BALANCE, DEC. 31, 1997              130.9       130.9     356.7           --       1,024.6        --        (67.5)         1,444.7

 Net income for 1998                                                                 206.5                                   206.5
 Common stock issued                  0.5         0.5       7.2                                              (1.7)             6.0
 Common stock issued-
   Griffis, Inc. merger               0.6         0.6                                  0.8                                     1.4
 Cash Dividends declared                                                            (161.4)                                 (161.4)
 Amortization of unearned
   compensation                                                                                               7.8              7.8
 Tax benefits-ESOP dividends
   and stock options                                        0.7                        2.1                                     2.8
                                    -----     -------   -------     --------     ---------    ------      -------        ---------
BALANCE, DEC. 31, 1998              132.0       132.0     364.6           --       1,072.6        --        (61.4)         1,507.8

 Net income for 1999                                                                 186.1                                   186.1
 Other comprehensive
   income (loss), after tax          (5.5)       (5.5)
 Common stock issued                  0.1         0.1       2.6                                              (2.4)             0.3
 Treasury shares purchased           (5.4)     (114.8)                                                                      (114.8)
 Cash Dividends declared                                                            (168.8)                                 (168.8)
 Amortization of unearned
   compensation                                                                                               9.1              9.1
 Tax benefits-ESOP dividends
   and stock options                                        1.7                        1.9                                     3.6
                                    -----     -------   -------     --------     ---------    ------      -------        ---------
BALANCE, DEC. 31, 1999              126.7     $ 132.1   $ 368.9     $ (114.8)    $ 1,091.8    $ (5.5)     $ (54.7)       $ 1,417.8
                                    =====     =======   =======     ========     =========    ======      =======        =========


The accompanying notes are an integral part of the consolidated financial statements.

(1) TECO Energy had 400 million shares of $1 par value common stock authorized in 1999, 1998 and 1997.

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

         The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control. The proportional share of expenses, revenues and assets reflecting TECO Coalbed Methane's undivided interest in joint venture property is included in the consolidated financial statements.

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

         The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995, 1996 and 1999. Revenues are recognized as allowed in 1997, 1998 and 1999 under the terms of the agreements.

         The regulated utilities' retail business is regulated by the FPSC, and Tampa Electric's wholesale business is regulated by FERC. Prices allowed, with respect to Tampa Electric, by both agencies are generally based on the recovery of prudent costs incurred plus a reasonable return on invested capital.

         The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

REVENUES AND FUEL COSTS

         Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity and conservation costs for Peoples Gas System. These adjustment factors are based on costs projected for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits, and under-recoveries of costs are recorded as deferred charges.

         In August 1996, the FPSC approved Tampa Electric's petition for recovery of certain environmental compliance costs through the Environmental Cost Recovery Clause.

         In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coal of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5-million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the 10-year period beginning April 1, 1995. In each of the years 1999, 1998 and 1997, $2.7 million of buy-out costs were amortized to expense.

         Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

         The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

         In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Office of Public Council (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provided for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consisted of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.

         In October 1996, the FPSC approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allowed the full recovery of the capital costs incurred in the construction of the Polk Power Station project, and called for an extension of the base rate freeze established in the May agreement through 1999. The October agreement also established a $25-million temporary base rate reduction reflected as a credit on customer bills over a 15-month period. The reduction began Oct. 1, 1997 which immediately followed the $25-million refund in the May agreement.

DEPRECIATION

         TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.0% for 1999, 4.1% for 1998 and 4.0% for 1997.

         The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

GOODWILL

         Goodwill, classified as deferred charges on the consolidated balance sheet, represents the excess of the purchase price over the fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line method over various periods not exceeding 40 years. Goodwill at Dec. 31, 1999 and 1998, was $44.5 million and $7.4 million, respectively. Goodwill increased by $32.6 million in December 1999 primarily due to TECO Power Services' (TPS) increased ownership interest in the San Jose Power Station. Accumulated amortization at Dec. 31, 1999 and 1998, was $2.0 million and $1.4 million, respectively. Amortization of goodwill included in the consolidated statements of income in 1999, 1998 and 1997 was $0.6 million, $0.5 million and $0.5 million, respectively.

ASSET IMPAIRMENT

         The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the company, in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of. In 1998, TECO Coal Corporation recorded an after-tax charge of $8.9 million to adjust asset values of certain mining operations. No write-down of assets due to impairment was required in 1999 or 1997.

REPORTING COMPREHENSIVE INCOME

         The company has adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. TECO Energy reported $5.5 million, after tax, of comprehensive loss in 1999 related to an adjustment to the minimum pension liability associated with the company's supplemental executive retirement plan. There were no components of comprehensive income other than net income for the years ended Dec. 31, 1998 and 1997.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In 1999, the company adopted AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to events such as opening a new facility, conducting business in a new territory and organizing a new entity. Some costs, such as the costs of acquiring or constructing long-lived assets and bringing them into service, are not subject to SOP 98-5. The costs expensed in 1999 in accordance with SOP 98-5 were not significant.

ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT
ACTIVITIES

         In 1998, the FASB's Emerging Issues Task Force (EITF) released Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective for fiscal years beginning after Dec. 15, 1998. EITF 98-10 requires contracts for the purchase and sale of energy commodities that are determined to be trading activities or contracts as defined in the Issue, be valued at market on the balance sheet date, and the resulting gain or loss reflected in earnings. At Dec. 31, 1999, the company does not have any contracts for the purchase or sale of energy that would be classified as trading activities as defined in EITF 98-10.

FOREIGN OPERATIONS

         The functional currency of the company's foreign investments is primarily the U.S. dollar. Transactions in the local currency are remeasured to the U.S. dollar for financial reporting purposes with aggregate transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income in 1999, 1998 and 1997 were not significant.

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

OTHER DEFERRED CREDITS

         Other deferred credits primarily include the accrued postretirement benefit liability, the pension liability and minority interest.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

         AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1999, 1998 and 1997. Total AFUDC for 1999 and 1997 was $1.8 million and $0.2 million, respectively. There were no qualifying projects in 1998. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

CAPITALIZED DEVELOPMENT COSTS

         TeCom, Inc. (now known as TECO Inventory Company), a subsidiary of TECO Energy, was developing for market advanced energy management and automation systems for commercial and residential applications. On Nov. 4, 1999, TECO Energy completed the sale of the assets of TeCom for $1.0 million in cash to Invensys Intelligent Building Systems, a division of the Barber- Colman Company. TECO Energy decided to exit the automated energy management systems business because it lacked the distribution channels necessary to effectively reach the markets for its products. The capitalized development costs of $14.7 million were part of the asset sale. TeCom had capitalized product development costs of $1.6 million in 1999, $6.8 million in 1998, and $6.5 million in 1997. Amortization expense, which began in late 1998, for products that reached general availability was $1.5 million in 1999, and $0.8 million in 1998. TeCom's operating results for all years have been reclassified to be included in discontinued operations. SEE NOTE I.

INTEREST CAPITALIZED

         Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property.

CASH EQUIVALENTS

         Cash equivalents are highly liquid, high-quality debt instruments purchased with an original maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments. The amount of cash equivalents outstanding at Dec. 31, 1999 was $94.2 million. There were no cash equivalents outstanding at Dec. 31, 1998.

OTHER INVESTMENTS

         Other investments include longer-term passive investments. At Dec. 31, 1999, other investments included leverage leases, TPS investments in the form of loans to Energia Global International, Ltd. (EGI) and Mosbacher Power Partners L.P. (MPP), and TPS' investment in TM Power Ventures' (TMPV) 13.35-percent ownership interest in the Czech Republic project. At Dec. 31, 1998, other investments included the continuing investment in leveraged leases and TPS' loan to MPP.

         The $25-million loan to EGI is evidenced by a 10% subordinated promissory note that matures on Dec. 31, 2000. The $13- million unsecured loan to MPP bears interest at 12% and matures in 2008. These financial instruments have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the company believes by reference to stated interest rates and security description, the fair value of these assets would not differ significantly from the carrying value.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         Investments in unconsolidated affiliates are accounted for using the equity method of accounting. At Dec. 31, 1999, these investments included TPS' 24-percent ownership interest in EEGSA, the Guatemalan electric utility, and its 50-percent ownership interest in the Hamakua Power Station in Hawaii. At Dec. 31, 1998, the investment in unconsolidated affiliates included the EEGSA investment and the then current 46-percent ownership interest in the San Jose Power Station in Guatemala.

         On Dec. 30, 1999 TPS increased its ownership in the San Jose Power Station to 67 percent and this investment was consolidated for financial statement purposes. Net cash for the purchase of minority interest reflected:


                                                         (millions)

         Current Assets                                    $ 14.3
         Construction Work in Progress                      124.4
         Goodwill                                            26.5
         Other Assets (liabilities)                         (22.2)
         Current Liabilities                                (17.9)
         Long-term debt                                     (55.4)
         Remaining minority interest                        (20.6)
                                                           ------
         Net cash paid                                     $ 49.1
                                                           ======

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

         Aggregate capitalized costs related to wells producing and under development at Dec. 31, 1999 and 1998 were $212.5 million and $210.3 million, respectively. Net proven reserves at Dec. 31, 1999 and 1998 were as follows:

NET PROVEN RESERVES - COALBED METHANE GAS


(billion cubic feet)                          1999                  1998
                                             -----                 -----

Proven reserves, beginning of year           161.8                 195.0
Production                                   (16.6)                (17.6)
Revisions of previous estimates               13.9                 (15.6)
                                             -----                 -----
Proven reserves, end of year                 159.1                 161.8
                                             =====                 =====
Number of wells                                615                   655
                                             =====                 =====


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging. This standard was initially to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB delayed the effective date of this pronouncement until fiscal years beginning after June 15, 2000. The new standard requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.

         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an initial review of business activities and contracts, and has developed a preliminary inventory of derivative instruments encompassed by FAS 133. The company has found that such activity has been minimal and relatively short-term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, and to limit exposure to fuel price increases at TECO Transport. As of Dec. 31, 1999, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane and purchase price variability of natural gas at Peoples Gas. TECO Energy has not used derivatives or other financial products for speculative purposes. At this point, the company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements. Management will continue to document all current and possible future uses of derivatives, evaluate their effectiveness for hedging treatment, and develop procedures and methods for measuring them.

RECLASSIFICATIONS

         Certain prior year amounts were reclassified to conform with current year presentation.

B. COMMON EQUITY

STOCK-BASED COMPENSATION

         In April 1996, the shareholders approved the 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan superseded the 1990 Equity Incentive Plan (the "1990 Plan") which superseded the 1980 Stock Option and Appreciation Rights Plan (the "1980 Plan"), and no additional grants will be made under the superseded Plans. The rights of the holders of outstanding options under the 1990 Plan and the 1980 Plan were not affected. The purpose of the 1996 Plan is to attract and retain key employees of the company, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the company. The 1996 Plan amended the 1990 Plan to increase the number of shares of common stock subject to grants by 3,750,000 shares, expand the types of awards available to be granted and specify a limit on the maximum number of shares with respect to which stock options and stock appreciation rights may be made to any participant under the plan. Under the 1996 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers and key employees of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each award, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.

         In April 1999, under the 1996 Plan, 1,157,800 stock options were granted, with a weighted average option price of $21.54 and a maximum term of 10 years. In addition, 113,742 shares of restricted stock were awarded, each with a weighted average fair value of $21.41. Compensation expense recognized for stock grants awarded under the 1996 Plan was $1.6 million, $2.3 million and $1.3 million in 1999, 1998 and 1997, respectively. The stock grants awarded in 1999 are primarily restricted subject to meeting specified total shareholder return goals, vesting in three years if goals are met. The remaining stock grants are restricted subject generally to continued employment, with the 1998 stock grants vesting in five years and the 1997 and 1996 stock grants vesting at normal retirement age.

         Stock option transactions during the last three years under the 1996 Plan, the 1990 Plan and the 1980 Plan (collectively referred to as the "Equity Plans") are summarized as follows:

STOCK OPTIONS - EQUITY PLANS


                                             OPTION SHARES      WEIGHTED AVG.
                                              (THOUSANDS)       OPTION PRICE
                                              -----------       ------------
1999
Outstanding, beginning of year                   2,732             $23.06
 Granted                                         1,158             $21.54
 Exercised                                          32             $16.58
 Canceled                                           31             $24.32
                                                 -----
Outstanding, end of year                         3,827             $22.64
                                                 =====
Exercisable, end of year                           171             $16.51
                                                 =====
Available for grant                              2,806

1998
Outstanding, beginning of year                   2,372             $20.70
 Granted                                           750             $27.56
 Exercised                                         385             $17.26
 Canceled                                            5             $26.48
                                                 -----
Outstanding, end of year                         2,732             $23.06
                                                 =====
Exercisable, end of year                         2,732             $23.06
                                                 =====
Available for grant                              4,047
                                                 =====
1997
Outstanding, beginning of year                   2,286             $19.77
 Granted                                           352             $24.38
 Exercised                                         265             $17.53
 Canceled                                            1             $24.38
                                                 -----
Outstanding, end of year                         2,372             $20.70
                                                 =====
Exercisable, end of year                         2,372             $20.70
                                                 =====
Available for grant                              4,852
                                                 =====

         As of Dec. 31, 1999 the 3.8 million options outstanding under the Equity Plans are summarized below. Of the 3.8 million options outstanding, 0.2 million options were currently exercisable with option prices of $14.56-$17.38, a weighted average option price of $16.51 and a weighted average remaining contractual life of one year.

STOCK OPTIONS OUTSTANDING AT DEC. 31, 1999


                                                               Weighted
                                               Weighted           Avg.
           Option                                 Avg.         Remaining
           Shares            Range of           Option        Contractual
         (thousands)       Option Prices         Price           Life
         -----------       -------------       --------       -----------

              640         $14.56 - $19.44       $18.49         3 Years
            1,517         $20.00 - $22.48       $21.27         8 Years
            1,670         $23.55 - $27.56       $25.48         7 years

         In April 1997, the Shareholders approved the 1997 Director Equity Plan (the "1997 Plan"), as an amendment and restatement of the 1991 Director Stock Option Plan (the "1991 Plan"). The 1997 Plan supersedes the 1991 Plan, and no additional grants will be made under the 1991 Plan. The rights of the holders of outstanding options under the 1991 Plan will not be affected. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan is administered by the Board of Directors. The 1997 Plan amended the 1991 Plan to increase the number of shares of common stock subject to grants by 250,000 shares, expanded the types of awards available to be granted and replaced the current fixed formula grant by giving the Board discretionary authority to determine the amount and timing of awards under the Plan.

         In 1999, 32,000 options were granted, with a weighted average option price of $21.51. Transactions during the last three years under the 1997 Plan are summarized as follows:

DIRECTOR EQUITY PLAN

                                                   OPTION         WEIGHTED AVG.
                                                   SHARES            OPTION
                                                 (THOUSANDS)          PRICE
                                                 -----------      -------------
1999
Outstanding, beginning of year                       241              $21.22
 Granted                                              32              $21.51
 Exercised                                            --                  --
 Canceled                                             --                  --
                                                     ---
Outstanding, end of year                             273              $21.25
                                                     ===
Exercisable, end of year                             103              $18.00
                                                     ===
Available for grant                                  364

1998
Outstanding, beginning of year                       249              $20.59
 Granted                                              24              $27.56
 Exercised                                            32              $21.10
 Canceled                                             --                  --
                                                     ---
Outstanding, end of year                             241              $21.22
                                                     ===
Exercisable, end of year                             241              $21.22
                                                     ===
Available for grant                                  400
                                                     ===
1997
Outstanding, beginning of year                       215              $19.96
 Granted                                              34              $24.60
 Exercised                                            --                  --
 Canceled                                             --                  --
                                                     ---
Outstanding, end of year                             249              $20.59
                                                     ===
Exercisable, end of year                             249              $20.59
                                                     ===
Available for grant                                  428
                                                     ===

         As of Dec. 31, 1999, the 273,000 options outstanding under the 1997 Plan with option prices of $17.72-$27.56, had a weighted average option price of $21.25 and a weighted average remaining contractual life of five years. Of the 273,000 options outstanding, 103,000 options were currently exercisable with option prices of $17.72-$18.53, a weighted average option price of $18.00 and a weighted average remaining contractual life of two years.

         TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, since stock options are granted with an option price greater than or equal to the fair value on date of grant, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1997 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as shown below.


                                                                  1999               1998           1997
                                                                 ------             ------         ------
NET INCOME FROM CONTINUING OPERATIONS
(millions)             As reported                               $200.9             $204.2         $211.5
                       Pro forma                                 $198.5             $202.6         $210.8

NET INCOME             As reported                               $186.1             $206.5         $201.9
(millions)             Pro forma                                 $183.7             $204.9         $201.1

NET INCOME FROM CONTINUING OPERATIONS
-EPS BASIC             As reported                               $ 1.53             $ 1.55         $ 1.62
                       Pro forma                                 $ 1.52             $ 1.54         $ 1.61

NET INCOME
-EPS BASIC             As reported                               $ 1.42             $ 1.57         $ 1.54
                       Pro forma                                 $ 1.40             $ 1.56         $ 1.54


ASSUMPTIONS                                                       1999               1998           1997
                                                                 ------             ------         ------

 Risk-free interest rate                                           5.26%             5.64%          6.81%
 Expected lives (in years)                                            6                 6              6
 Expected stock volatility                                        19.14%            14.01%         12.60%
 Dividend yield                                                    4.55%             4.61%          4.79%


DIVIDEND REINVESTMENT PLAN

         In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan (DRP). Since 1997, the DRP purchased shares of TECO Energy common stock on the open market for plan participants.

TREASURY STOCK

         In September 1999, TECO Energy announced a program to repurchase up to $150 million of its outstanding common stock. Shares acquired are considered treasury shares. During 1999, the company acquired 5.4 million shares of its outstanding common stock at a cost of $114.8 million; the average per share price was $21.12. Earnings per share results were not significantly affected due to the timing of the purchases.

SHAREHOLDER RIGHTS PLAN

         In accordance with the company's Shareholder Rights Plan, a Right to purchase one additional share of the company's common stock at a price of $90 per share is attached to each outstanding share of the company's common stock. The Rights expire in May 2009, subject to extension. The Rights will become exercisable 10 business days after a person acquires 10 percent or more of the company's outstanding common stock or commences a tender offer that would result in such person owning 10 percent or more of such stock. If any person acquires 10 percent or more of the outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of common stock of the company (or of the acquiring company if the company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the exercise price of each Right.

         The company may redeem the Rights at a nominal price per Right until 10 business days after a person acquires 10 percent or more of the outstanding common stock.

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

         TECO Energy's contributions to the ESOP were $7.5 million, $4.3 million, and $3.4 million in 1999, 1998 and 1997, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:


(millions)                        1999                1998                1997
                                  ----                ----                ----
Interest expense                  $6.9                $7.3                $7.7
Compensation expense               7.5                 5.5                 4.7
Dividends                         (8.4)               (8.1)               (7.8)
                                  ----                ----                ----
Net ESOP expense                  $6.0                $4.7                $4.6
                                  ====                ====                ====


         Compensation expense was determined by the shares allocated method.

         At Dec. 31, 1999, the ESOP had 2.7 million allocated shares, .2 million committed-to-be-released shares, and 3.6 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.

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

C. PREFERRED STOCK

PREFERRED STOCK OF TECO ENERGY - $1 PAR
10 million shares authorized, none outstanding.

PREFERENCE STOCK OF TAMPA ELECTRIC - NO PAR
2.5 million shares authorized, none outstanding.

PREFERRED STOCK OF TAMPA ELECTRIC - NO PAR
2.5 million shares authorized, none outstanding.

PREFERRED STOCK OF TAMPA ELECTRIC-- $100 PAR VALUE
1.5 million shares authorized, none outstanding.


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

D.       LONG-TERM DEBT

                                                                                                           DEC. 31,
(millions)                                                                   DUE             1999            1998
                                                                             ---             -----          -----


TECO ENERGY
Medium-term notes payable: 9.29%(1)                                          2000          $    50.0      $    50.0
Medium-term notes payable: 5.35%(1)(2)                                       2001              150.0          150.0
                                                                                           ---------      ---------
                                                                                               200.0          200.0
                                                                                           ---------      ---------
TAMPA ELECTRIC
First mortgage bonds (issuable in series):
 7 3/4%                                                                      2022               75.0           75.0
 5 3/4%                                                                      2000               80.0           80.0
 6 1/8%                                                                      2003               75.0           75.0
Installment contracts payable(3):
 5 3/4%                                                                      2007               23.2           23.5
 7 7/8% Refunding bonds(4)                                                   2021               25.0           25.0
 8% Refunding bonds(4)                                                       2022              100.0          100.0
 6 1/4% Refunding bonds(5)                                                   2034               86.0           86.0
 5.85%                                                                       2030               75.0           75.0
 Variable rate: 3.21% for 1999 and 3.06% for 1998(1)                         2025               51.6           51.6
 Variable rate: 3.46% for 1999 and 3.17% for 1998(1)                         2018               54.2           54.2
 Variable rate: 3.69% for 1999 and3.39% for 1998(1)                          2020               20.0           20.0
Medium-term notes payable: 5.11% (1)(6)                                      2001               38.0           38.0
                                                                                           ---------      ---------
                                                                                               703.0          703.3
                                                                                           ---------      ---------
PEOPLES GAS SYSTEM
Senior Notes (7)
 10.35%                                                                      2007                6.2            6.8
 10.33%                                                                      2008                8.0            8.6
 10.3%                                                                       2009                8.8            9.2
 9.93%                                                                       2010                9.0            9.4
 8.0%                                                                        2012               30.5           32.0
Medium-term notes payable: 5.11% (1)(6)                                      2001               12.0           12.0
                                                                                           ---------      ---------
                                                                                                74.5           78.0
                                                                                           ---------      ---------
DIVERSIFIED COMPANIES
Dock and wharf bonds, variable rate:
 3.77% for 1999 and 3.15% for 1998(1)(3)                                     2007              110.6          110.6
Mortgage notes payable: 7.6%                                                 1999                 --            0.2
Non-recourse secured facility notes, Series A: 7.8%                     2000-2012              131.9          137.9
Non-recourse secured facility note: 9.875%                              2000-2008               22.0           24.4
Construction financing, variable rate: 6.97% for 1999(8)                2000-2009               73.3             --
Capital lease: implicit rate of 8.5%                                    2000-2003               31.6           33.4
Construction financing, 7.82%                                                2009               10.1             --
                                                                                           ---------      ---------
                                                                                               379.5          306.5
                                                                                           ---------      ---------
TECO FINANCE
Medium-term notes payable, various rates:
 7.54% for 1999 and 7.26% for 1998(1)                                        2002                9.0           30.0
                                                                                           ---------      ---------

Unamortized debt premium (discount), net                                                        (2.4)          (2.2)
                                                                                           ---------      ---------
                                                                                             1,363.6        1,315.6
Less amount due within one year(9)                                                             155.8           36.0
                                                                                           ---------      ---------
Total long-term debt                                                                       $ 1,207.8      $ 1,279.6
                                                                                           =========      =========

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

(8) This construction financing was converted to long-term, non-recourse financing, with a variable interest rate in early 2000, after the San Jose Power Station began commercial operation.

(9) Of the amount due in 2000, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

         TECO Transport entered into a capital lease agreement with Midwest Marine Management Company in March 1998 for the charter of additional capacity. This lease covers 110 river barges and three towboats, classified as property, plant and equipment on the balance sheet; the corresponding $35 million five-year lease commitment was recorded as long-term debt on the balance sheet. The following is a schedule of future minimum lease payments under the capitalized lease together with the present value of the net minimum lease payments as of Dec. 31, 1999:


                                                                       AMOUNT
YEAR ENDED DEC. 31:                                                  (MILLIONS)
-------------------                                                  ----------
         2000                                                             4.6
         2001                                                             4.6
         2002                                                             4.6
         2003                                                            25.0
Total minimum lease payments                                             38.8
Less: Amount representing interest                                        7.2
Present value of net minimum lease payments,
   including current maturities of $2.0 million                         $31.6
                                                                        =====

         Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral to secure its long-term debt. Maturities and annual sinking fund requirements of long-term debt for the years 2001, 2002, 2003 and 2004 are $227.8 million, $39.7 million, $235.5 million and $32.7 million, respectively. Of these amounts $0.8 million per year for 2001 through 2004 may be satisfied by the substitution of property in lieu of cash payments.

         At Dec. 31, 1999, total long-term debt had a carrying amount of $1,207.8 million and an estimated fair market value of $1,234.3 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

E. SHORT-TERM DEBT

         Notes payable consisted primarily of commercial paper with weighted average interest rates of 6.00% and 5.16%, at Dec. 31, 1999 and 1998, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 1999 were $485 million. Certain lines of credit require commitment fees ranging from .05% to .075% on the unused balances.

         During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This three-year agreement, which ended June 26, 1998, effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance paid a fixed rate of 5.8% and received a floating rate based on a 30-day commercial paper index. The costs of this agreement did not have a significant impact on interest expense in 1998 or 1997.

F. RETIREMENT PLAN

         TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final salary.

         The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 73 percent of plan assets were invested in common stock and 27 percent in fixed income investments at Dec. 31, 1999.

         The Peoples Gas System retirement plan was merged with the TECO Energy retirement plan effective Jan. 1, 1998. As of Dec. 31, 1997, Peoples Gas System had a non-contributory defined benefit retirement plan which covered substantially all employees. Benefits were based on employees' years of service and average compensation during specified years of employment.

         Peoples Gas System's retirement plan was funded annually by the company within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. Plan assets were invested primarily in a collective investment trust consisting of equity securities, fixed income securities and cash equivalents.

         All information prior to 1998 has been restated to include the Peoples Gas System Retirement Plan.

         Prior period amounts have also been restated to include the unfunded obligations for the supplemental executive retirement plan, a non-qualified, non-contributory defined benefit retirement plan available to certain senior management. Inclusion of these obligations resulted in the recognition in 1999 of $5.5 million, after tax, of comprehensive loss related to minimum pension liability.

         In 1997, the Financial Accounting Standards Board issued FAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits with additional information required on changes in the benefit obligations and fair values of plan assets.

COMPONENTS OF NET PENSION EXPENSE


(MILLIONS)                                            1999     1998      1997
                                                    -------   -------   -------

Service cost (benefits earned during the period)    $  12.9   $  11.7   $  10.4
Interest cost on projected benefit obligations         27.2      26.5      24.8
Expected return on plan assets                        (34.6)    (31.5)    (28.4)
Amortization of:
  Unrecognized transition asset                        (0.9)     (0.9)     (0.9)
  Prior service cost                                    1.2       1.2       1.2
  Actuarial (gain) loss                                 5.2       1.2       0.2
                                                    -------   -------   -------
Net pension expense                                    11.0       8.2       7.3
Special termination benefit charge                       --       0.7        --
Curtailment charge                                       --      (0.8)       --
                                                    -------   -------   -------
Net pension expense recognized in the
 Consolidated Statements of Income                  $  11.0   $   8.1   $   7.3
                                                    =======   =======   =======

RECONCILIATION OF THE FUNDED STATUS OF THE RETIREMENT PLAN AND THE ACCRUED PENSION PREPAYMENT/(LIABILITY)


(MILLIONS)                                                             DEC. 31,            DEC. 31,
                                                                         1999                1998
                                                                      ---------            --------
Project benefit obligation, beginning  of year                        $ 414.9              $ 374.9
Change in benefit obligation due to:
  Service cost                                                           12.9                 11.7
  Interest cost                                                          27.2                 26.5
  Actuarial (gain) loss                                                 (68.1)                29.5
  Curtailments                                                             --                 (1.1)
  Special termination benefits                                             --                  0.7
  Gross benefits paid                                                   (26.5)               (27.3)
                                                                      -------              -------
Projected benefit obligation, end of year                               360.4                414.9
                                                                      -------              -------
Fair value of plan assets, beginning of year                            468.7                414.8
Change in plan assets due to:
  Actual return on plan assets                                           65.3                 72.2
  Employer contributions                                                  7.6                  9.0
  Gross benefits paid (including expenses)                              (29.5)               (27.3)
                                                                      -------              -------
Fair value of plan assets, end of year                                  512.1                468.7
                                                                      -------              -------
Funded status, end of year                                              151.7                 53.8
Unrecognized net actuarial gain                                        (188.6)               (87.6)
Unrecognized prior service cost                                          11.3                 12.5
Unrecognized net transition asset                                        (5.7)                (6.7)
                                                                      -------              -------
Accrued pension liability                                              $(31.3)              $(28.0)
                                                                      =======              =======


ASSUMPTIONS USED IN DETERMINING ACTUARIAL VALUATIONS
                                                                       1999                  1998
                                                                     --------              --------
Discount rate to determine projected benefit obligation                 7.75%                 6.75%
Rates of increase in compensation levels                             3.3-5.3%              3.3-5.3%
Plan asset growth rate through time                                        9%                    9%


G.       POSTRETIREMENT BENEFIT PLAN

         TECO Energy and its subsidiaries currently provide certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 is limited to a defined dollar benefit based on years of service. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plans in whole or in part at any time. The prior period amounts have been restated to include life insurance benefits.

COMPONENTS OF POSTRETIREMENT BENEFIT COST


(MILLIONS)
                                                                        1999                  1998                   1997
                                                                       -----                 -----                  -----

Service cost (benefits earned during the period)                      $  3.6                $  2.9                  $ 2.5
Interest cost on projected benefit obligations                           6.9                   6.8                    6.7
Amortization of transition obligation
   (straight line over 20 years)                                         2.7                   2.7                    2.7
Amortization of prior service cost                                       0.6                   0.6                    0.6
Amortization of actuarial loss/(gain)                                    0.2                   0.1                   (0.1)
                                                                      ------                ------                  -----
 Net periodic Postretirement benefit expense                          $ 14.0                $ 13.1                  $12.4
                                                                      ======                ======                  =====


RECONCILIATION OF THE FUNDED STATUS OF THE POSTRETIREMENT BENEFIT PLAN AND THE ACCRUED LIABILITY (MILLIONS)

                                                                                           DEC. 31,               DEC. 31,
                                                                                             1999                   1998
                                                                                           --------              ---------

Accumulated postretirement benefit obligation, beginning of year                           $ 104.3               $   95.5
Change in benefit obligation due to:
  Service cost                                                                                 3.6                    2.9
  Interest cost                                                                                6.9                    6.8
  Plan participants' contributions                                                             0.6                    0.3
  Actuarial (gain) loss                                                                      (16.3)                   4.2
  Gross benefits paid                                                                         (6.0)                  (5.4)
                                                                                           -------               --------
Accumulated postretirement benefit obligation, end of year                                 $  93.1               $  104.3
                                                                                           =======               ========

Funded status, end of year                                                                  $(93.1)              $ (104.3)
Unrecognized net loss from past experience                                                    (2.1)                  14.3
Unrecognized prior service cost                                                                6.4                    7.1
Unrecognized transition obligation                                                            35.6                   38.3
                                                                                           -------               --------
Liability for accrued postretirement benefit                                               $ (53.2)              $  (44.6)
                                                                                           =======               ========

ASSUMPTIONS USED IN DETERMINING ACTUARIAL VALUATIONS
                                                                                             1999                   1998
                                                                                           --------               -------
Discount rate to determine projected benefit obligation                                       7.75%                  6.75%


         The assumed health care cost trend rate for medical costs prior to age 65 was 8.00% in 1999 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 6.50% in 1999 and decreases to 5.75% in 2002 and thereafter.

         A 1-percent increase in the medical trend rates would produce a 5-percent ($0.6 million) increase in the aggregate service and interest cost for 1999 and a 6-percent ($4.1 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1999.

         A 1-percent decrease in the medical trend rates would produce a 5-percent ($0.5 million) decrease in the aggregate service and interest cost for 1999 and a 5-percent ($3.7 million) decrease in the accumulated postretirement benefit obligation as of Dec. 31, 1999.

H. INCOME TAX EXPENSE

Income tax expense consists of the following components:


(millions)                                                           FEDERAL                 STATE                  TOTAL
                                                                     -------                 -----                  -----
1999
 Currently payable                                                    $ 89.6                $ 13.0                 $102.6
 Deferred                                                              (11.5)                  1.1                  (10.4)
 Amortization of investment tax credits                                 (5.2)                   --                   (5.2)
                                                                      ------                ------                 ------
 Income tax expense from continuing operations                          72.9                  14.1                   87.0
                                                                      ------                ------                 ------
 Currently payable                                                      (3.6)                 (0.3)                  (3.9)
 Deferred                                                               (4.4)                 (0.5)                  (4.9)
                                                                      ------                ------                 ------
 Income tax benefit from discontinued operations                        (8.0)                 (0.8)                  (8.8)
                                                                      ------                ------                 ------
Total income tax expense                                              $ 64.9                $ 13.3                 $ 78.2
                                                                      ======                ======                 ======

1998
 Currently payable                                                    $ 61.0                $ 11.4                 $ 72.4
 Deferred                                                               13.1                   2.8                   15.9
 Amortization of investment tax credits                                 (5.0)                   --                   (5.0)
                                                                      ------                ------                 ------
 Income tax expense from continuing operations                          69.1                  14.2                   83.3
                                                                      ------                ------                 ------
 Currently payable                                                       2.8                   0.1                    2.9
 Deferred                                                               (1.5)                  0.2                   (1.3)
                                                                      ------                ------                 ------
 Income tax expense from discontinued operations                         1.3                   0.3                    1.6
                                                                      ------                ------                 ------
Total income tax expense                                              $ 70.4                $ 14.5                 $ 84.9
                                                                      ======                ======                 ======

1997
 Currently payable                                                    $ 90.3                $ 10.2                 $100.5
 Deferred                                                               (7.6)                  7.0                   (0.6)
 Amortization of investment tax credits                                 (5.0)                   --                   (5.0)
                                                                      ------                ------                 ------
 Income tax expense from continuing operations                          77.7                  17.2                   94.9
                                                                      ------                ------                 ------
 Currently payable                                                      (5.9)                  0.1                   (5.8)
 Deferred                                                                0.6                  (0.1)                   0.5
                                                                      ------                ------                 ------
 Income tax benefit from discontinued operations                        (5.3)                   --                   (5.3)
                                                                      ------                ------                 ------
Total income tax expense                                              $ 72.4                $ 17.2                 $ 89.6
                                                                      ======                ======                 ======

         Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:


(millions)                                                           DEC. 31,              DEC. 31,
                                                                       1999                  1998
                                                                     --------             ---------
Deferred income tax assets(1)
 Property related                                                   $   71.1              $   63.0
 Basis differences in oil and gas producing properties                  (2.5)                 (2.4)
 Other                                                                  38.2                  38.5
                                                                    --------              --------
  Total deferred income tax assets                                     106.8                  99.1
                                                                    --------              --------

Deferred income tax liabilities(1)
 Property related                                                     (562.0)               (548.5)
 Basis differences in oil and gas producing properties                 (13.4)                (15.7)
 Alternative minimum tax credit carryforward                            35.1                  39.3
 Other                                                                  30.9                  25.0
                                                                    --------              --------
  Total deferred income tax liabilities                               (509.4)               (499.9)
                                                                    --------              --------
  Accumulated deferred income taxes                                 $ (402.6)             $ (400.8)
                                                                    ========              ========

(1)  Certain property related assets and liabilities have been netted.

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:


(millions)                                                            1999                   1998                    1997
                                                                     ------                 ------                  ------

Net income from continuing operations                                $ 200.9               $ 204.2                $ 211.5
Total income tax provision                                              87.0                  83.3                   94.9
Preferred dividend requirements                                           --                    --                    0.5
                                                                     -------               -------                -------
Income from continuing operations before income
 taxes and preferred dividend requirements                           $ 287.9               $ 287.5                $ 306.9
                                                                     =======               =======                =======

Income taxes on above at federal statutory rate of 35%               $ 100.8               $ 100.6                $ 107.4
Increase (Decrease) due to:
 State income tax, net of federal income tax                             9.2                   9.3                   11.2
 Amortization of investment tax credits                                 (5.2)                 (5.0)                  (5.0)
 Non-conventional fuels tax credit                                     (17.2)                (18.9)                 (20.2)
 Other                                                                  (0.6)                 (2.7)                   1.5
                                                                     -------               -------                -------
Total income tax provision from continuing operations                $  87.0               $  83.3                $  94.9
                                                                     =======               =======                =======
Provision for income taxes as a percent of income from
 continuing operations, before income taxes                             30.2%                 29.0%                  30.9%
                                                                     =======               =======                =======


         The provision for income taxes as a percent of income from discontinued operations was 37.5%, 35.0% and 34.8% for 1999, 1998 and 1997, respectively. The total effective income tax rate differs from the federal statutory rate due to state income tax, net of federal income tax and other miscellaneous items.

I.       DISCONTINUED OPERATIONS

TECOM (NOW KNOWN AS TECO INVENTORY COMPANY)

         On Nov. 4, 1999, TECO Energy completed the sale of the assets of TeCom for $1.0 million in cash to Invensys Intelligent Building Systems, a division of the Barber-Colman Company. The company decided to exit the automated energy management systems business because it lacked the distribution channels necessary to effectively reach the markets for its products.

         As a result of the company's intention to sell this business, all activities of the subsidiary through Sept. 1, 1999, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income, including amounts from prior years which have been reclassified from continuing operations to discontinued operations. After-tax losses from discontinued operations were $2.5 million, $3.8 million and $0.1 million, respectively, for the years ended Dec. 31, 1999, 1998 and 1997. The loss on the sale of the assets of TeCom, including an estimate of activities after the measurement date, was reported as a loss on disposal of discontinued operations. The net, after tax loss from TeCom's disposal of discontinued operations in 1999 was $12.9 million, or 10 cents per share.

         A summary of the net assets of TeCom is as follows:


(millions)                                         DEC. 31,          DEC. 31,
                                                     1999              1998
                                                   --------          --------

Inventories, at average cost                          0.1             $ 1.3
Other current assets                                  0.1               0.6
Net property, plant and equipment                     0.2               1.1
Capitalized developments costs                         --              14.6
Other assets                                           --               0.4
Total liabilities                                    (0.8)             (6.5)
                                                    -----              ----
 Net assets                                         $(0.4)            $11.5
                                                    =====             =====

         Total revenues from discontinued operations related to TeCom were $1.2 million, $2.1 million and $1.2 million respectively, for the years ended Dec. 31, 1999, 1998 and 1997.

TECO OIL & GAS

         On Aug. 28, 1997, the Company announced its plan to discontinue operations of its conventional oil and gas subsidiary,

TECO Oil & Gas, Inc. Since its formation in 1995, TECO Oil & Gas participated in joint ventures utilizing 3-D seismic imaging in the exploration for oil and gas. TECO Energy reported a net after-tax loss from discontinued oil and gas operations of $6.5 million in 1997, which represented the results of the subsidiary through Aug. 31, 1997, the measurement date. An estimate of activities after that date, including the sale of the assets at book value, was reported as a net after-tax loss on disposal of discontinued operations of $3.0 million in 1997.

         In March 1998, TECO Oil & Gas sold its offshore assets to American Resources Offshore, Inc. (ARO) for $57.7 million, consisting of $39.2 million in cash and a subordinated note (the "ARO Note") in the principal amount of $18.5 million. TECO Energy reported a net after-tax gain of $22.2 million from the disposal of discontinued operations in the first quarter of 1998.

         At Dec. 31, 1998, TECO Energy wrote off the recorded value of all assets associated with the discontinued oil and gas operation, including the $18.5-million ARO Note and associated accrued interest income and the remaining on-shore assets. The net after-tax gain reported from disposal of discontinued operations, including the original gain and this write-off, was $6.1 million in 1998.

         In March 1999, TECO Oil & Gas sold the ARO Note to a third party for $500,000 in cash, and in a separate transaction ARO agreed to assume disputed joint billing payments of approximately $425,000. A $0.6 million after-tax gain from these transactions was recognized in 1999 as a gain on disposal of discontinued operations.

         There were no significant revenues from the discontinued oil and gas operations in 1999 or 1998. Total revenues from the discontinued oil and gas operations in 1997 were $9.6 million.

         A summary of the net assets of TECO Oil & Gas is as follows:

(millions)                                                            DEC. 31,              DEC. 31,
                                                                        1999                  1998
                                                                      -------               -------

Current assets                                                         $ 0.1                $  0.2
Net property, plant and equipment                                         --                    --
Other assets                                                              --                    --
Taxes current receivable                                                  --                   9.5
Deferred taxes                                                           1.6                   2.0
Total liabilities                                                       (0.2)                 (0.8)
                                                                       -----                ------
 Net assets                                                            $ 1.5                $ 10.9
                                                                       =====                ======

J.       EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued FAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share. The reconciliation of basic and diluted earnings per share is shown below:


                                                                                             YEAR ENDED DEC. 31,
                                                                                 1999               1998               1997
                                                                               --------           --------           -------
Numerator (Basic and Diluted)
Net income from continuing operations                                           $ 200.9           $  204.2          $  211.5

Net income $186.1 $206.5 $201.9

Denominator
Average number of shares outstanding - basic                                      131.0              131.7             130.8
Plus: incremental shares for assumed
 conversions: Stock options at end of period                                        2.3                3.0               2.6
Less: Treasury shares which could be purchased                                     (2.1)              (2.5)             (2.2)
                                                                               --------           --------           -------

Average number of shares outstanding - diluted                                    131.2              132.2             131.2
                                                                                =======           ========           =======

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
  Basic                                                                         $  1.53           $   1.55           $  1.62
  Diluted                                                                       $  1.53           $   1.54           $  1.61

EARNINGS PER SHARE
  Basic                                                                         $  1.42           $   1.57           $  1.54
  Diluted                                                                       $  1.42           $   1.56           $  1.54


K.       SEGMENT INFORMATION

         TECO Energy is an electric and gas utility holding company with significant diversified activities. The management of TECO Energy determined its reportable segments based on each subsidiaries' contribution of revenues, operating income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. In
November 1999, TECO Energy sold the assets of TeCom, the company's advanced energy management technology subsidiary. All prior years presented here have been restated to exclude TeCom's results, which are now reflected in the consolidated financial statements as discontinued operations.

                                                         Income                                                         Capital
                                                          From          Net                              Assets       Expenditures
(millions)                           Revenues(1)     Operations(1)     Income        Depreciation(1)  at Dec. 31,     for the Year
 --------------                  -----------------   -------------    --------       ---------------  -----------     ------------
1999
 Tampa Electric                  $1,199.8(2)(3)(7)     $263.9(7)      $138.8(15)        $147.6          $2,827.3           $228.7
 Peoples Gas System                 251.7                43.2           19.8              23.1             433.1             84.5
 TECO Transport                     251.9(4)             46.8           26.2              21.9             312.0             18.6
 TECO Coal                          237.3(5)             21.5           16.0              16.1             193.2             23.4
 TECO Power Services                109.5(6)             17.3(10)       14.6               9.3             700.4(12)         68.5
 Other diversified
   businesses                       109.8                33.0(11)       27.3              14.2             222.5              3.1
                                 --------              ------         ------            ------          --------           ------
                                  2,160.0               425.7          242.7             232.2           4,688.5            426.8
 Other and eliminations            (177.0)(13)           (2.1)(13)     (41.8)(16)          0.0               1.6            (0.7)
                                 --------              ------         ------            ------          --------           ------
 TECO Energy consolidated        $1,983.0              $423.6         $200.9            $232.2          $4,690.1           $426.1
                                 ========              ======         ======            ======          ========           ======


1998
 Tampa Electric                  $1,234.6 (2)(3)       $279.7(8)      $141.2(15)        $146.1          $2,705.0           $176.2
 Peoples Gas System                 252.8                35.8           15.5              21.0             375.6             55.9
 TECO Transport                     230.0(4)             43.2           23.8              26.6             309.7             45.6
 TECO Coal                          232.4(5)             23.5(9)        17.5(17)          15.4             180.0             11.2
 TECO Power Services                 98.7(6)             13.0(10)        9.7               9.2             412.9(12)          0.4
 Other diversified
   businesses                       110.6                37.8(11)       30.8(18)          14.7             222.2              5.4
                                 --------              ------         ------            ------          --------           ------
                                  2,159.1               433.0          238.5             233.0           4,205.4            294.7

 Other and eliminations            (203.4)              (31.7)(14)     (34.3)(16)          0.0             (26.1)             1.4
                                 --------              ------         ------            ------          --------           ------
 TECO Energy consolidated        $1,955.7              $401.3         $204.2            $233.0          $4,179.3           $296.1
                                 ========              ======         ======            ======          ========           ======

1997
 Tampa Electric                  $1,189.2 (2)(3)       $271.5         $135.2(15)        $141.4          $2,678.4           $125.1
 Peoples Gas System                 249.6                33.6           14.3(19)          19.8             348.9             30.2
 TECO Transport                     218.7(4)             42.1           24.5              27.3             266.8             28.9
 TECO Coal                          215.6(5)             19.9           14.9              17.9             191.4             12.3
 TECO Power Services                 93.0(6)             15.2(10)        9.6               8.9             273.3(12)          2.1
 Other diversified
    businesses                      103.7                38.1(11)       31.6(18)          16.4             220.5              6.1
                                 --------              ------         ------            ------          --------           ------
                                  2,069.8               420.4          230.1             231.7           3,979.3            204.7
 Other and eliminations            (209.0)               (7.7)         (18.6)(16)           --             (18.9)             7.9
                                 --------              ------         ------            ------          --------           ------
 TECO Energy consolidated        $1,860.8              $412.7         $211.5            $231.7          $3,960.4           $212.6
                                 ========              ======         ======            ======          ========           ======


 (1) From continuing operations

 (2) Revenues from sales to affiliates were $24.8 million, $23.2 million and $22.3 million in 1999, 1998 and 1997, respectively.

 (3) Revenues shown in 1999 are after the revenue deferral of $11.9 million. Revenues shown in 1998 and 1997 include the recognition of previously deferred revenue of $38.3 million and $30.5 million, respectively.

 (4) Revenues from sales to affiliates were $101.0 million, $112.8 million and $114.7 million in 1999, 1998 and 1997, respectively.

 (5) Revenues from sales to affiliates were $23.1 million, $33.8 million and $44.3 million in 1999, 1998 and 1997, respectively.

 (6) Revenues from sales to affiliates were $35.5 million, $32.7 million and $26.7 million in 1999, 1998 and 1997, respectively. Revenues include income from unconsolidated equity investments of $2.6 million and $1.8 million in 1999 and 1998, respectively. There were no revenues from unconsolidated equity investments in 1997.

 (7) Revenues and operating income as shown for 1999 exclude a $7.9 million credit resulting from a charge. See Note L.

 (8) Operating income excludes a pretax charge of $9.6 million in 1998. See Note L.

 (9) Operating income excludes a pretax charge of $13.6 million in 1998. See Note L.

(10) Operating income includes interest cost on the non-recourse debt related to independent power operations of $10.3 million, $13.4 million and $14.1 million in 1999, 1998 and 1997, respectively.

(11) Operating income includes a non-conventional fuels tax credit of $17.2 million, $18.9 million and $20.2 million in 1999, 1998 and 1997, respectively.

(12) Total assets include investment in unconsolidated affiliates of $103.3 million, $124.5 million and $5.8 million in 1999, 1998 and 1997, respectively.

(13) Revenues and operating income include a pretax credit of $7.9 million in 1999 See Note L.

(14) Operating income includes pretax charges totaling $23.2 million in 1998. See Note L.

(15) Net income excludes after-tax charges totaling $13.7 million, $10.4 million and $0.3 million in 1999, 1998 and 1997, respectively. See Note L.

(16) Net income includes after-tax charges totaling $19.6 million, $19.6 million and $2.2 million in 1999, 1998 and 1997, respectively. See Note L.

(17) Net income excludes an after-tax charge of $8.9 million in 1998. See Note
     L.

(18) Net income excludes after-tax charges of $0.3 million and $0.8 million in 1998 and 1997, respectively. See Note L.

(19) Net income excludes an after-tax charge of $1.1 million in 1997. See Note
     L.

         Tampa Electric Company provides retail electric utility services to more than 552,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for more than 253,000 residential, commercial, industrial and electric power generation customers in the state of Florida.

         TECO Transport Corporation, through its wholly owned subsidiaries, transports, stores and transfers coal and other dry bulk commodities for third parties and Tampa Electric. TECO Transport's subsidiaries operate on the Mississippi, Ohio and Illinois rivers, in the Gulf of Mexico and worldwide.

         TECO Coal Corporation, through its wholly owned subsidiaries, owns mineral rights, and owns or operates surface and underground mines and coal processing and loading facilities in Kentucky, Tennessee and Virginia. TECO Coal's subsidiaries sell its coal production to third parties and to Tampa Electric. The contract with Tampa Electric expired at the end of 1999 and was not renewed.

         TECO Power Services Corporation (TPS) has subsidiaries that have interests in independent power projects and transmission and distribution facilities in Florida, Virginia, Hawaii and Guatemala, and has investments in unconsolidated affiliates that participate in independent power projects in other parts of the U.S. and the world.

         TECO Energy's other diversified operating businesses are engaged in natural gas production from coalbeds, the sale of propane, the marketing of natural gas, and energy services and engineering.

FOREIGN OPERATIONS

         TPS has independent power operations and investments in Guatemala.

         TPS, through its subsidiaries, owns and operates a 78-megawatt power station that supplies energy to Empresa Electrica de Guatemala, S.A.(EEGSA), an electric utility in Guatemala, under a U.S. dollar-denominated power sales agreement.

         At Dec. 31, 1999, TPS, through a wholly owned subsidiary, had a 67 percent ownership interest in an entity that was completing construction of a 120-megawatt power station and transmission facilities in Guatemala. During January 2000, construction was completed and the project went into commercial operation, providing capacity under a U.S. dollar-denominated power sales agreement to EEGSA. TPS, through a buy-out of its partner, increased its ownership interest to 100 percent in this project in January 2000.

         TPS, through a subsidiary, owns a 30 percent interest in a consortium that includes Iberdrola, an electric utility in Spain, and Electricidade de Portugal, an electric utility in Portugal. The consortium owns an 80 percent interest in EEGSA.

         Total assets at Dec. 31, 1999, 1998 and 1997 included $379.4 million, $154.1 million and $34.7 million, respectively, related to these Guatemalan investments. Revenues included $19.5 million, $16.9 million and $15.8 million for the years ended Dec. 31, 1999, 1998 and 1997, respectively, and operating income included $10.1 million, $7.9 million and $6.5 million for the years ended Dec. 31, 1999, 1998 and 1997, respectively, from these Guatemalan operations and investments.

L.       CHARGES TO EARNINGS

         In 1999 and 1998 TECO Energy recognized certain charges that were unusual and nonrecurring in nature.

1999 CHARGES

         The charges in 1999 totaled $21.1 million pretax ($19.6 million after tax) and consisted of the following:

         Tampa Electric recorded a charge of $10.5 million ($6.4 million after tax) based on FPSC audits of its 1997 and 1998 earnings, which among other things, limited its regulatory equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.

         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expense to resolve the litigation filed by the United States Environmental Protection Agency.

         After-tax charges totaling $6.1 million were also recognized reflecting corporate income tax provisions and settlements related to prior years' tax returns. These charges were recorded at Tampa Electric (a $3.8-million net after-tax charge, after recovery under the then current regulatory agreement), at TECO Investments (a $4.3-million after-tax charge) and at the TECO Energy corporate level (a $2.0-million after-tax benefit).

         A charge of $6.0 million ($3.6 million after tax) was recorded to adjust the carrying value of certain investments in leveraged aircraft leases to reflect lower anticipated residual values.

1998 CHARGES

         In 1998, TECO Energy recognized charges totaling $31.1 million, pretax ($19.6 million, after tax). These charges consisted of the following:

         TECO Coal recorded a charge of $13.6 million ($8.9 million after tax) to adjust the asset values of certain mining facilities, primarily at its Gatliff mine, to reflect their expected value after the Tampa Electric contract expires in 1999. TECO Coal expects no further asset adjustments related to the expiration of the Tampa Electric contract.

         The FPSC in September 1997 ruled that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic. One contract was terminated in 1997. As to the other contract, which expires in 2001, Tampa Electric entered into firm power purchase contracts with third parties to provide replacement power through 1999 and is no longer separating the associated generation assets from the retail jurisdiction. The cost of purchased power under these contracts exceeded the revenues expected through 1999. To reflect this difference, Tampa Electric recorded a $9.6 million charge ($5.9 million after tax) in 1998. In November 1999, the FPSC approved a company-proposed treatment for the remaining 14 1/2 months of the contract that flows 100 percent of the revenues from the contract back to retail customers.

         Tampa Electric also recorded a charge of $7.3 million ($4.4 million after tax) in other expense for an FPSC decision in 1998 denying recovery of certain BTU coal quality price adjustments for coal purchases since 1993.

         TECO Energy recorded $0.4 million, after tax, of merger related costs in 1998 in connection with the Griffis, Inc. merger.

M.       COMMITMENTS AND CONTINGENCIES

         TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital investments for ongoing businesses during 2000 will be about $615 million and approximately $1.6 billion for the years 2001 through 2004.

         Tampa Electric's capital investments are estimated to be $141 million in 2000 and $540 million for 2001 through 2004 for equipment and facilities to meet customer growth and generation reliability programs. Additionally, Tampa Electric is also expecting to spend $51 million in 2000 and $554 million during 2001-2004 to repower the Gannon Power Station and is forecasting $42 million in 2000 and $114 million during 2001-2004 to construct additional generation expansion. At the end of 1999, Tampa Electric had outstanding commitments of about $66 million to repower the Gannon Power Station.

         Peoples Gas System's capital investments are estimated to be $66 million for 2000 and $211 million for 2001 through 2004 for infrastructure expansion to grow the customer base and normal asset replacement.

         At the diversified companies, capital investments are estimated at $315 million for 2000 and $206 million for the years 2001 through 2004, primarily for asset replacement and refurbishment at TECO Transport and TECO Coal, TECO Coal's acquisition of synthetic fuel production facilities, the construction of the Commonwealth Chesapeake Power Station and the Hamakua Energy Project and the Hardee Power Station expansion. This includes commitments of $158 million at the end of 1999, mainly for the construction of the Commonwealth Chesapeake Power Station in Virginia and for the acquisition of the remaining interest in the San Jose Power Station in early 2000.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         TECO Energy has commitments under long-term operating leases, primarily for building space, office equipment and heavy equipment. Total rental expense for these operating leases, included in the Consolidated Statements of Income for the years ended Dec. 31, 1999, 1998 and 1997 was $12.8 million, $9.4 million and $11.7 million, respectively. The following is a schedule of future minimum lease payments at Dec. 31, 1999 for all operating leases with noncancelable lease terms in excess of one year:


    Amount
Year ended Dec. 31,                          (millions)
-------------------                          ---------
         2000                                  $11.6
         2001                                    8.3
         2002                                    8.2
         2003                                    8.1
         2004                                    8.1
         Later Years                            51.2
                                               -----
Total minimum lease payments                   $95.5

         The company has outstanding letters of credit of $18.1 million at Dec. 31, 1999, which guarantee performance to third parties related to debt service, major maintenance requirements and various trade activities. The company also guarantees up to $71.2 million of debt, of which $38.7 million was outstanding at Dec. 31, 1999, related to projects in which TECO Power Services is a participant.

N.       MERGERS

         In June 1997, TECO Energy completed its merger with Lykes Energy, Inc. (the Peoples companies) and issued approximately 12.1 million shares of its common stock. Also in June 1997, TECO Energy completed its merger with West Florida Gas Inc. (West Florida) and issued approximately .8 million shares of its common stock. Concurrent with these mergers, Lyke's regulated gas distribution utility, Peoples Gas System, Inc., and West Florida's regulated gas distribution utility, West Florida Natural Gas Company, were merged into Tampa Electric Company and now operate as the Peoples Gas System division of Tampa Electric Company.

         These mergers were accounted for as poolings of interests and, accordingly, the company's Consolidated Statements of Income and Cash Flows for the year ended Dec. 31, 1997 include the results of the Peoples companies and West Florida for the entire year.

         In January 1998, the company acquired an unregulated Florida propane business, Griffis, Inc. (Griffis) and its affiliate, U.S. Propane, Inc., in a merger transaction accounted for as a pooling of interest and issued approximately .6 million shares of its common stock. These acquired businesses were then merged into and now operate as part of Peoples Gas Company. Prior period financial statements have not been restated to reflect the operations and financial position of these businesses due to their size.

O.       SUBSEQUENT EVENTS

         On Jan. 25, 2000, TM Power Ventures acquired an additional 13.35-percent ownership interest in the Czech Republic project from one of its partners, increasing TMPV's ownership interest in this project to 26.7 percent.

         On Feb. 11, 2000, TECO Power Services, through a wholly owned subsidiary, completed the transactions to acquire the remaining 33 percent ownership interest in the San Jose Power Station from its partner for $52.6 million, increasing TPS' ownership interest to 100 percent.

P.       QUARTERLY DATA (UNAUDITED)

Financial data by quarter is as follows: (unaudited)


                                                                                  QUARTER ENDED
                                                         --------------------------------------------------------------
                                                          MARCH 31          JUNE 30           SEPT. 30         DEC. 31
                                                         ----------        ----------         ---------       ---------

1999
 Revenues(1)                                             $    445.7        $    491.4         $   555.9       $   490.0
 Income from operations(1)                               $     96.1        $    100.9         $   138.8       $    87.8
 Net income(1)
  Net income from continuing operations                  $     49.5        $     52.8         $    55.9       $    42.7
  Net income                                             $     49.2        $     51.9         $    42.3       $    42.7
 Earnings per share (EPS)-basic
  EPS from continuing operations (2)                     $      0.38       $      0.40        $    0.42       $     0.33
  EPS                                                    $      0.38       $      0.39        $    0.32       $     0.33
 Earnings per share (EPS)-diluted
  EPS from continuing operations                         $      0.38       $      0.40        $    0.42       $     0.33
  EPS                                                    $      0.38       $      0.39        $    0.32       $     0.33
 Dividends paid per common share (3)                     $      0.31       $       .325       $    .325       $     .325
 Stock price per common share(4)
   High                                                  $     28          $     23 13/16     $  23 1/8       $    22  1/2
   Low                                                   $     19 7/8      $     19  3/4      $  19 5/8       $    18  3/8
   Close                                                 $     19 7/8      $     22  3/4      $  21 1/8       $    18 9/16

1998
 Revenues(1)                                             $    466.2        $    490.3         $  525.3        $   473.9
 Income from operations(1)                               $     72.6        $    110.5         $  128.9        $    89.3
 Net income(1)
  Net income from continuing operations                  $     32.5        $     58.0         $   71.3        $    42.4
  Net income                                             $     53.0        $     57.9         $   70.8        $    24.8
 Earnings per share (EPS)-basic
  EPS from continuing operations (2)                     $     0.25        $     0.44         $   0.54        $     0.32
  EPS                                                    $     0.40        $     0.44         $   0.54        $     0.19
 Earnings per share (EPS)-diluted
  EPS from continuing operations                         $     0.25        $     0.44         $   0.53        $     0.32
  EPS                                                    $     0.40        $     0.44         $   0.53        $     0.19
 Dividends paid per common share (3)                     $     .295        $     0.31         $   0.31        $     0.31
 Stock price per common share(4)
   High                                                  $     28 1/2      $     28  5/16     $  28 7/8       $    30  5/8
   Low                                                   $     25 9/16     $     25  3/16     $  24 3/4       $    26  3/4
   Close                                                 $     28 1/4      $     26 13/16     $  28 9/16      $    28 3/16


(1)  Millions.

(2) Basic EPS from continuing operations before the charges discussed in Note L were $0.38, $0.40, $0.54 and $0.36 for the four quarters in 1999 and $0.36, $0.44, $0.54 and $0.36 for the four quartrs ins 1998.

(3) Dividends paid for TECO Energy common stock (not restated for Peoples Companies merger).

(4)  Trading prices for common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period Jan. 1, 1998 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 3 of TECO Energy's definitive proxy statement, dated March 6, 2000, for its Annual Meeting of Shareholders to be held on April 19, 2000 (Proxy Statement) and is incorporated herein by reference.

         (b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 16 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Proxy Statement beginning on page 9 and ending on page 13, and under the caption "Compensation of Directors" on page 4, and is incorporated herein by reference.

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



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements - See index on page 38

         2. Financial Statement Schedules - See index on page 38

                                  SCHEDULE II

                               TECO ENERGY, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED DEC. 31, 1999, 1998 AND 1997
                                   (millions)


                                                                                Additions
                                              Balance at       -------------------------------------------   Balance at
                                               Beginning       Charged to       Other                         End of
                                              of Period         Income          Charges     Deductions(1)    Period
                                              ---------        ----------       -------     -------------    ----------

Allowance for Uncollectible Accounts:

         1999                                   $ 2.6            $ 6.2          $ 0.4(2)        $ 5.7          $ 3.5

         1998                                     2.6              4.9             --             4.9            2.6

         1997                                     2.9              3.8             --             4.1            2.6


----------------------

(1)  Write-off of individual bad debt accounts

(2)  Includes $0.3 million in Discontinued Operations for TeCom


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

 *4.20   Renewed Rights Agreement between TECO Energy, Inc. and BankBoston, N.A. as Rights Agent, dated as of Oct. 21, 1998
         (Exhibit 4, Form 8-K, dated as of Oct. 21, 1998 of TECO Energy, Inc.).

 *4.21   Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County Industrial Development Authority, Tampa
         Electric Company and the Bank of New York, as trustee. (Exhibit 4.22, Form 10-K for 1996 of TECO Energy, Inc.).

 *4.22   First Supplemental Indenture dated as of July 15, 1998 between Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).



 *4.23   First Supplemental Indenture dated as of Sept. 1, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee
         (Exhibit 4.1, Form 8-K dated Sept. 11, 1998 of TECO Energy, Inc.).

*10.1    Supplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for
         1989 of TECO Energy, Inc.).

*10.2    Supplemental Executive Retirement Plan for R. H. Kessel, as amended and restated as of Jan. 15, 1997 (Exhibit 10.5, Form
         10-K for 1996 of TECO Energy, Inc.).

*10.3    TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996 (Exhibit 10.6, Form
         10-K for 1996 of TECO Energy, Inc.).

*10.4    TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated as of Jan. 15, 1997 (Exhibit
         10.7, Form 10-K for 1996 of TECO Energy, Inc.).

*10.5    Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised Jan. 20, 1999. (Exhibit 10.6, Form 10-K for 1998 of TECO Energy, Inc.).

*10.6    TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of
         TECO Energy, Inc.).

10.7     Forms of Severance Agreement between TECO Energy, Inc. and certain senior executives, as amended and restated as of Oct.
         22, 1999.

*10.8    Severance Agreement between TECO Energy, Inc. and H.L. Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).

*10.9    Loan and Stock Purchase Agreement between TECO Energy, Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO
         Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy,
         Inc.).

*10.10   Supplemental Executive Retirement Plan for G. F. Anderson, as amended and restated effective as of Oct. 16, 1996 (Exhibit
         10.17, Form 10-K for 1996 of TECO Energy, Inc.).

*10.11   TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective as of April 1, 1994 (Exhibit 10.1,
         Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).

*10.12   TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective as of July 15, 1998. (Exhibit
         10.14, Form 10-K for 1999 of TECO Energy, Inc.).

*10.13   Supplemental Executive Retirement Plan for R. A. Dunn, as amended and restated effective as of Jan. 15, 1997 (Exhibit
         10.20, Form 10-K for 1996 of TECO Energy, Inc.).

*10.14   TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1996 of TECO
         Energy, Inc.).

*10.15   Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10.20 for
         the quarter ended June 30, 1996 of TECO Energy, Inc.).

*10.16   Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity
         Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

*10.17   Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.5, Form 10-Q for the
         quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.18   Form of Restricted Stock Agreement between TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996
         Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

*10.19   Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended Sept.
         30, 1998 of TECO Energy, Inc.).

*10.20   Form of Restricted Stock Agreement between TECO Energy, Inc. and G. F. Anderson under the TECO Energy, Inc. 1996 Equity
         Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

*10.21   TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1, Form 8-K dated April 16, 1997 of TECO Energy, Inc.).

*10.22   Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the
         quarter ended June 30, 1997 of TECO Energy, Inc.).

*10.23   Supplemental Executive Retirement Plan for R. K. Eustace as of Jan. 15, 1997 (Exhibit 10.24, Form 10-K for 1997 of TECO
         Energy, Inc.).

*10.24   Supplemental Executive Retirement Plan for R. D. Fagan as of May 24, 1999 (Exhibit 10.1, Form 10-Q for the quarter ended
         June 30, 1999 of TECO Energy, Inc.).

*10.25   Terms of R. D. Fagan's employment, dated as of May 24, 1999 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.26   Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.3, Form 10-Q for the quarter ended
         June 30, 1999 of TECO Energy, Inc.).



*10.27   Restricted Stock Agreement between TECO Energy, Inc. and R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.28   Form of Performance Shares Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc.
         1996 Equity Incentive Plan. (Exhibit 10.6, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

 12.     Ratio of Earnings to Fixed Charges.

 21.     Subsidiaries of the Registrant.

 23.     Consent of Independent Certified Public Accountants.

 24.1    Power of Attorney.

 24.2    Certified copy of resolution authorizing Power of Attorney.

 27      Financial Data Schedule (EDGAR filing only).

-------------

*    Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         Exhibits 10.1 through 10.8 and 10.10 through 10.28 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

         Certain instruments defining the rights of holders of long-term debt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding 10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b)      REPORTS ON FORM 8-K

         TECO Energy, Inc. filed the following reports on Form 8-K during the last quarter of 1999.

         The registrant filed a Current Report on Form 8-K dated Dec. 7, 1999 reporting under "Item 5. Other Events" announcing Tampa Electric Company's 10-year environmental program.


         TECO Energy, Inc. filed the following reports on Form 8-K subsequent to Dec. 31, 1999.

         The registrant filed a Current Report on Form 8-K dated Feb. 16, 2000, reporting under "Item 5. Other Events" announcing TECO Energy, Inc.'s agreement to form a joint venture to combine its People's Gas Company propane operations with that of three other companies.

         The registrant filed a Current Report on Form 8-K dated Feb. 29, 2000, reporting under "Item 5. Other Events" announcing Tampa Electric Company's agreement with the U.S. Environmental Protection Agency and the U.S. Department of Justice to resolve the federal agencies' pending enforcement actions against the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                                         TECO ENERGY, INC.

                                         By R. D. FAGAN*
                                         --------------------------------------
                                         R. D. FAGAN, Chairman of the Board,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000:


Signature                                                Title
---------                                                -----

R. D. FAGAN*                                             Chairman of the Board, President,
---------------------------                              Director and Chief Executive Officer
R. D. FAGAN                                              (Principal Executive Officer)

/s/ G. L. GILLETTE                                       Vice President-Finance
---------------------------                              and Chief Financial Officer
    G. L. GILLETTE                                       (Principal Financial Officer)

W. L. GRIFFIN*                                           Vice President-Controller
---------------------------                              (Principal Accounting Officer)
W. L. GRIFFIN


    Signature                       Title                Signature                   Title
    ---------                       -----                ---------                   -----

    C. D. AUSLEY*                   Director             T. L. RANKIN*               Director
    ------------------                                   ---------------
    C. D. AUSLEY                                         T. L. RANKIN

    S. L. BALDWIN*                  Director             W. P. SOVEY*                Director
    ------------------                                   ---------------
    S. L. BALDWIN                                        W. P. SOVEY

    H. L. CULBREATH*                Director             J. T. TOUCHTON*             Director
    ------------------                                   ---------------
    H. L. CULBREATH                                      J. T. TOUCHTON

    J. L. FERMAN, JR.*              Director             J. A. URQUHART*             Director
    ------------------                                   ---------------
    J. L. FERMAN, JR.                                    J. A. URQUHART

    E. L. FLOM*                     Director             J. O. WELCH, JR.*           Director
    ------------------                                   ---------------
    E. L. FLOM                                           J. O. WELCH, JR.

    L. GUINOT, JR.*                 Director
    ------------------
    L. GUINOT, JR.



    *By: /s/ G. L. GILLETTE
         ------------------------------------
             G. L. GILLETTE, Attorney-in-fact



                                                       INDEX TO EXHIBITS

  Exhibit                                                                                                        Page
    No.           Description                                                                                     No.
   ---            -----------                                                                                     ---

     3.1          Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3,                               *
                  Form 10-Q for the quarter ended March 31, 1993 of TECO
                  Energy, Inc.).

     3.2          Bylaws, as amended effective May 1, 1998 (Exhibit 3,                                              *
                  Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

     4.1          Indenture of Mortgage among Tampa Electric Company, State Street Trust                            *
                  Company and First Savings & Trust Company of Tampa, dated as of Aug. 1,
                  1946 (Exhibit 7-A to Registration Statement No. 2-6693).

     4.2          Thirteenth Supplemental Indenture dated as of Jan. 1, 1974, to Exhibit 4.1                        *
                  (Exhibit 2-g-1, Registration Statement No. 2-51204).

     4.3          Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1                       *
                  (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy,
                  Inc.).

     4.4          Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1                        *
                  (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy,
                  Inc.).

     4.5          Installment Purchase and Security Contract between the Hillsborough County                        *
                  Industrial Development Authority and Tampa Electric Company, dated as of
                  March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of TECO Energy, Inc.).

     4.6          First Supplemental Installment Purchase and Security Contract, dated as of                        *
                  Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).

     4.7          Third Supplemental Installment Purchase Contract, dated as of May 1, 1976                         *
                  (Exhibit 4.12, Form 10-K for 1986 of TECO Energy, Inc.).

     4.8          Installment Purchase Contract between the Hillsborough County Industrial                          *
                  Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981
                  (Exhibit 4.13, Form 10-K for 1986 of TECO Energy, Inc.).

      4.9         Amendment to Exhibit A of Installment Purchase Contract, dated April 7, 1983                      *
                  (Exhibit 4.14, Form 10-K for 1989 of TECO Energy, Inc.).

     4.10         Second Supplemental Installment Purchase Contract, dated as of June 1, 1983                       *
                  (Exhibit 4.11, Form 10-K for 1994 of TECO Energy, Inc.).

     4.11         Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989                        *
                  (Exhibit 4.16, Form 10-K for 1989 of TECO Energy, Inc.).

     4.12         Installment Purchase Contract between the Hillsborough County Industrial                          *
                  Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984
                  (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).

     4.13         First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984                        *
                  (Exhibit 4.14, Form 10-K for 1994 of TECO Energy, Inc.).

     4.14         Second Supplemental Installment Purchase Contract, dated as of July 1, 1983                       *
                  (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy,
                  Inc.).

     4.15         Loan and Trust Agreement among the Hillsborough County Industrial                                 *
                  Development Authority, Tampa Electric Company and NCNB National Bank of
                  Florida, as trustee, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 for TECO Energy, Inc.).

     4.16         Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough                        *
                  County Industrial Development Authority, Tampa Electric Company and
                  NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).

     4.17         Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough                       *
                  County Industrial Development Authority, Tampa Electric Company and
                  NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).

     4.18         Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal                     *
                  District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1,
                  1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).



     4.19         Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal                                *
                  Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, Form 10-K for
                  1988 of TECO Energy, Inc.).

     4.20         Renewed Rights Agreement between TECO Energy, Inc. BankBoston, N.A. as                            *
                  as Rights Agent, dated as of Oct. 21, 1998 (Exhibit 4, Form 8-K, dated as of Oct.
                  21, 1998 of TECO Energy, Inc.).

     4.21         Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County                         *
                  Industrial Development Authority, Tampa Electric Company and the Bank of
                  New York, as trustee(Exhibit 4.22, Form 10-K for 1996 of TECO Energy, Inc.).

     4.22         First Supplemental Indenture dated as of July 15, 1998 between Tampa Electric                     *
                  Company and the Bank of New York, as trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

     4.23 First Supplemental Indenture dated as of Sept. 1, 1998 between TECO Energy, * Inc. and The Bank of New York, as trustee (Exhibit 4.1, Form 8-K dated Sept.
                  11, 1998 of TECO Energy, Inc.).

    10.1          Supplemental Executive Retirement Plan for H. L. Culbreath, as amended on                         *
                  April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).

    10.2          Supplemental Executive Retirement Plan for R. H. Kessel, as amended and restated                  *
                  as of Jan. 15, 1997 (Exhibit 10.5, Form 10-K for 1996 of TECO Energy, Inc.).

    10.3          TECO Energy Group Supplemental Executive Retirement Plan, as amended and                          *
                  restated as of Oct. 16, 1996 (Exhibit 10.6, Form 10-K for 1996 of TECO Energy,
                  Inc.)

    10.4          TECO Energy Group Supplemental Retirement Benefits Trust Agreement, as                            *
                  amended and restated as of Jan. 15, 1997 (Exhibit 10.7, Form 10-K for 1996 of
                  TECO Energy, Inc.).

    10.5 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised * Jan. 20, 1999. (Exhibit 10.6, Form
                  10-K for 1998 of TECO Energy, Inc.).

    10.6          TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1998                 *
                  (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).

    10.7          Forms of Severance Agreement between TECO Energy, Inc. And certain senior                        73
                  executives, as amended and restated as of Oct. 22, 1999

    10.8          Severance Agreement between TECO Energy, Inc. and H. L. Culbreath, dated as of                    *
                  April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).

    10.9          Loan and Stock Purchase Agreement between TECO Energy, Inc. And Barnett Banks                     *
                  Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust
                  Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for
                  TECO Energy, Inc.).

    10.10         Supplemental Executive Retirement Plan for G. F. Anderson, as amended and                         *
                  restated effective as of Oct. 16, 1996 (Exhibit 10.17, Form 10-K for 1996 of
                  TECO Energy, Inc.).

    10.11         TECO Energy Directors' Deferred Compensation Plan, as amended and restated                        *
                  effective as of April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended
                  March 31, 1994 for TECO Energy, Inc.).

    10.12         TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated                 *
                  effective as of July 15, 1998. (Exhibit 10.14, Form 10-K for 1998 of TECO Energy, Inc.).

    10.13         Supplemental Executive Retirement Plan for R. A. Dunn, as amended and restated                    *
                  effective as of Jan. 15, 1997 (Exhibit 10.20, Form 10-K for 1996 of TECO Energy, Inc.).

    10.14         TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the                     *
                  quarter ended March 31, 1996 of TECO Energy, Inc.).

    10.15         Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity                         *
                  Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of
                  TECO Energy, Inc.).

    10.16         Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the              *
                  TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the
                  quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

    10.17         Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity                         *
                  Incentive Plan (Exhibit 10.5,Form 10-Q for the quarter ended June 30, 1999 of TECO
                  Energy, Inc.).



    10.18         Form of Restricted Stock Agreement between TECO Energy, Inc. and certain executives               *
                  under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form
                  10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

    10.19         Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998,                      *
                  TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc.
                  between 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

    10.20         Form of Restricted Stock Agreement between TECO Energy, Inc. and G. F. Anderson                   *
                  under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-
                  Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

    10.21         TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1, Form 8-K dated                         *
                  April 16, 1997 of TECO Energy, Inc.).

    10.22         Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director                       *
                  Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of
                  TECO Energy, Inc.).

    10.23         Supplemental Executive Retirement Plan for R. K. Eustace as of Jan. 15, 1997                      *
                  (Exhibit 10.24, Form 10-K for 1997 of TECO Energy, Inc.).

    10.24         Supplemental Executive Retirement Plan for R. D. Fagan as of May 24, 1999                          *
                  (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1999 of TECO
                  Energy,Inc.).

    10.25         Terms of R. D. Fagan's employment dated as of May 24, 1999
                  (Exhibit 10.2, * Form 10-Q for the quarter ended June 30,
                  1999 of TECO Energy, Inc.).

    10.26         Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999                        *
                  (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy,
                  Inc.).

    10.27         Restricted Stock Option granted to R. D. Fagan, dated as of May 24, 1999                          *
                  (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy,
                  Inc.).

    10.28         Form of Performance Shares Agreement between TECO Energy, Inc. and certain senior                 *
                  executives under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit
                  10.6, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

 12.              Ratio of Earnings to Fixed Charges.                                                             111

 21.              Subsidiaries of the Registrant.                                                                 112

23.               Consent of Independent Certified Public Accountants.                                            113

 24.1             Power of Attorney.                                                                              114

 24.2             Certified copy of resolution authorizing Power of Attorney.                                     116

27                Financial Data Schedule (EDGAR filing only).

--------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.