Form 10-Q
period 2000-03-31
TECO ENERGY INC
filed 2000-05-12
CIK 350563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2000
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number 1-8180

                                TECO ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              59-2052286
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 702 N. FRANKLIN STREET, TAMPA, FLORIDA                            33602
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES[X]     NO [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2000):

                     Common Stock, $1 Par Value 125,276,859

                      Index to Exhibits Appears on Page 17
                                  Page 1 of 18

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the results for the three-month periods ended March 31, 2000 and 1999. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on pages 6 through 9 of this report.

                                                                       FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                          MARCH 31,      DEC. 31,
                                                                             2000          1999
                                                                          UNAUDITED       AUDITED
                                                                          ---------      --------
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                            $   21.7       $   97.5
     Receivables, less allowance for uncollectibles                          263.0          261.9
     Inventories, at average cost
        Fuel                                                                 109.4           84.0
        Materials and supplies                                                71.8           69.5
     Prepayments                                                              19.8           18.9
                                                                          --------       --------
                                                                             485.7          531.8
                                                                          --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                                           4,292.4        4,140.9
        Gas                                                                  609.7          590.0
     Construction work in progress                                           235.9          291.1
     Other property                                                        1,049.6        1,042.4
                                                                          --------       --------
                                                                           6,187.6        6,064.4
     Accumulated depreciation                                             (2,476.7)      (2,436.6)
                                                                          --------       --------
                                                                           3,710.9        3,627.8
                                                                          --------       --------
OTHER ASSETS
     Other investments                                                       136.5          117.2
     Investment in unconsolidated affiliates                                 107.5          103.3
     Deferred income taxes                                                   108.9          106.8
     Deferred charges and other assets                                       221.5          203.2
                                                                          --------       --------
                                                                             574.4          530.5
                                                                          --------       --------
                                                                          $4,771.0       $4,690.1
                                                                          ========       ========

                          LIABILITIES AND CAPITAL
CURRENT LIABILITIES
     Long-term debt due within one year                                   $  122.4       $  155.8
     Notes payable                                                           940.1          813.7
     Accounts payable                                                        191.1          218.1
     Customer deposits                                                        81.2           80.7
     Interest accrued                                                         28.0           16.4
     Taxes accrued                                                            74.1           36.9
                                                                          --------       --------
                                                                           1,436.9        1,321.6
DEFERRED INCOME TAXES                                                        506.1          509.4
INVESTMENT TAX CREDITS                                                        40.5           41.7
REGULATORY LIABILITY-TAX RELATED                                              12.1           13.3
OTHER DEFERRED CREDITS                                                       153.7          178.5
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                            1,215.1        1,207.8
COMMON EQUITY
     Common equity - 400 million shares authorized,
     $1 par value - outstanding 125,236,894 in 2000 (after
     deducting 7,000,000 shares in Treasury, at a cost of $143.8 million) and 126,655,567 in 1999 (after deducting
     5,435,100 shares in Treasury, at a cost of $114.8 million)            1,458.9        1,472.5
     Unearned compensation                                                   (52.3)         (54.7)
                                                                          --------       --------
                                                                          $4,771.0       $4,690.1
                                                                          ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                   (MILLIONS)

FOR THE THREE MONTHS ENDED MARCH 31,                       2000          1999
                                                         --------      --------

REVENUES                                                 $  524.5      $  445.7
                                                         --------      --------

EXPENSES
     Operation                                              279.6         226.3
     Maintenance                                             35.9          27.5
     Depreciation                                            62.0          58.0
     Taxes, other than income                                38.9          37.8
                                                         --------      --------
                                                            416.4         349.6
                                                         --------      --------

INCOME FROM OPERATIONS                                      108.1          96.1

OTHER INCOME
     Other income, net                                        1.8           0.7
                                                         --------      --------

INCOME BEFORE INTEREST AND INCOME TAXES                     109.9          96.8

INTEREST EXPENSE                                             35.7          26.1
                                                         --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                     74.2          70.7
Provision for income taxes                                   20.7          21.2
                                                         --------      --------

NET INCOME FROM CONTINUING OPERATIONS                        53.5          49.5

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $.5 MILLION FOR 1999                          --          (0.9)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
  INCOME TAX EXPENSE OF $.3 MILLION FOR 1999                   --            .6
                                                         --------      --------

NET INCOME                                               $   53.5      $   49.2
                                                         ========      ========

Average common shares outstanding - basic                   126.2         132.0
                                                         ========      ========
Average common shares outstanding -diluted                  126.2         132.2
                                                         ========      ========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    From continuing operations
       Basic and Diluted                                 $   0.42      $   0.38
                                                         ========      ========

    Net income
       Basic and Diluted                                 $   0.42      $   0.38
                                                         ========      ========


DIVIDEND PER COMMON SHARE OUTSTANDING                    $  0.325      $   0.31
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (MILLIONS)

FOR THE THREE MONTHS ENDED MARCH 31,                         2000         1999
                                                            ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 53.5       $ 49.2
     Adjustments to reconcile net income to net cash
       Depreciation                                           62.0         58.0
       Deferred income taxes                                  (6.2)       (10.9)
       Investment tax credits, net                            (1.2)        (1.2)
       Allowance for funds used during construction           (0.5)          --
       Amortization of unearned compensation                   2.4          2.0
       Equity in earnings of unconsolidated affiliates        (4.1)        (1.1)
       Deferred revenue                                         --          1.4
       Deferred recovery clause                                3.5          2.0
       Receivables, less allowance for uncollectibles         (1.1)        (1.0)
       Inventories                                           (27.7)       (24.5)
       Taxes accrued                                          37.2         52.1
       Interest accrued                                       11.7          8.9
       Accounts payable                                      (27.0)       (64.8)
       Other                                                   4.7          1.9
                                                            ------       ------
                                                             107.2         72.0
                                                            ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                   (144.6)       (76.0)
     Allowance for funds used during construction              0.5           --
     Purchase of minority interest                           (52.6)          --
     Investment in unconsolidated affiliates                  (0.1)       (11.7)
     Other non-current investments                           (19.3)        (0.7)
                                                            ------       ------
                                                            (216.1)       (88.4)
                                                            ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock                                              2.5           --
     Purchase of treasury stock                              (29.0)          --
     Proceeds from long-term debt                              6.9           --
     Repayment of long-term debt                             (32.6)        (2.9)
     Net increase in short-term debt                         126.4         57.0
     Dividends                                               (41.1)       (40.9)
                                                            ------       ------
                                                              33.1         13.2
                                                            ------       ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (75.8)        (3.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              97.5         16.8
                                                            ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 21.7       $ 13.6
                                                            ======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The company has adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the three-month periods ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. As reported in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1999, the assets of TeCom were sold for $1.0 million in cash to Invensys Intelligent Building Systems, a division of the Barber-Colman Company. The company decided to exit the automated energy management systems business because it lacked the distribution channels necessary to effectively reach the markets for its products. TECO Energy reported a net after-tax loss on disposal of discontinued operations of $12.9 million in the third quarter of 1999.
                  As a result of the company's intention to sell this business, all activities of the subsidiary through Sept. 1, 1999, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income. After-tax losses from discontinued operations were $0.9 million for the three months ended March 31, 1999.
                  Total revenues from discontinued operations related to TeCom were $0.7 million for the three-month period ended March 31, 1999. There were no revenues reported for the first quarter of 2000.

C. A $0.6 million after-tax gain on disposal of discontinued operations was recorded in the first quarter of 1999 relating to the sale of TECO Oil & Gas Inc.'s offshore assets to American Resources Offshore, Inc. previously reported in the company's Annual Reports on Form 10-K for the years ended Dec. 31, 1998 and 1999. There were no significant revenues from the discontinued oil and gas operations in 2000 or 1999.

D. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital expenditure program and estimate that capital expenditures for continuing operations during 2000 will be as follows:

                                                                    millions
                                                                    --------
                  Tampa Electric Company
                     Tampa Electric division                           $234
                     Peoples Gas System division                         66
                  TECO Power Services Corporation                       148
                  TECO Transport Corporation                             27
                  TECO Coal Corporation                                  50
                  Other diversified businesses                           12
                                                                       ----
                                                                       $537
                                                                       ====
                  TECO Power Services Corporation -
                        investment in unconsolidated affiliates        $ 34
                                                                       ====

                  Tampa Electric Company is a potentially responsible party for certain superfund sites, and through its Peoples Gas System division, for certain manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

                                                                       FORM 10-Q

E. Revenues in the first quarter of 1999 reflected the deferral for refund of $1.4 million of electric revenues at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. Tampa Electric expects the Florida Public Service Commission (FPSC) staff to closely monitor the company's achieved return on equity during 2000, but not to require Tampa Electric to negotiate a new regulatory plan. The Florida Industrial Power Users Group (FIPUG) protested the FPSC decisions for Tampa Electric's 1997 and 1998 earnings under the deferred revenue stipulation, including the FPSC decision to cap the company's equity ratio at 58.7-percent. A hearing is scheduled for August 2000.

F. The reconciliation of basic and diluted earnings per share is shown below:


         THREE MONTHS ENDED MARCH 31,                                     2000             1999
         (Millions, except per share amounts)                            ------           ------
         Numerator (Basic and Diluted)
         Net income from continuing operations                           $ 53.5           $ 49.5
         Net income                                                      $ 53.5           $ 49.2

         Denominator
         Average number of shares outstanding - basic                     126.2            132.0
         Plus: incremental shares for assumed
          conversions: Stock options at end of period                       0.4              1.2
         Less: Treasury shares which could be purchased                    (0.4)            (1.0)
                                                                         ------           ------
         Average number of shares outstanding - diluted                   126.2            132.2
                                                                         ======           ======

         EARNINGS PER SHARE FROM CONTINUING OPERATIONS
           Basic and Diluted                                             $ 0.42           $ 0.38

         EARNINGS PER SHARE
           Basic and Diluted                                             $ 0.42           $ 0.38

G. In late September 1999, TECO Energy, Inc. announced a program to repurchase up to $150 million of its outstanding common stock. Shares acquired constitute treasury shares. In the first quarter of 2000, the company acquired 1.6 million shares of its outstanding common stock at a cost of $29.0 million; the average per share price was $18.56. Since the program was announced, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $143.8 million at an average per share price of $20.55. The company's share repurchase program favorably impacted earnings per share in the first quarter 2000 by approximately $.01.

H. In February 2000, TECO Energy, Inc. entered into an agreement to form a joint venture to combine its Peoples Gas Company (PGC) propane operations with the propane operations of Atmos Energy Corporation, AGL Resources, Inc. and Piedmont Natural Gas Company, Inc. The combined entity, to be named US Propane, L.P., would be among the ten largest propane retailers in the nation, with nearly 200,000 customers. Focused on the Southeast, US Propane will have operations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The joint venture is expected to allow PGC and the other participating companies to improve their regional competitiveness. This transaction is subject to regulatory approval for one of the proposed participants and other customary conditions. The participating companies expect this transaction to be completed mid-2000.

                                                                       FORM 10-Q

I. On Jan. 25, 2000, TM Power Ventures L.L.C. acquired for $19.5 million, an additional 13.35- percent ownership interest in its Czech Republic project, the Energy Center Kladno (ECK) Generating Project, from one of its partners, increasing TMPV's ownership interest in this project to 26.7 percent. The ECK Generating Project's two 125-megawatt units commenced commercial operation on Feb. 1, 2000.
                  On Feb. 11, 2000, TECO Power Services Corporation (TPS), through a wholly owned subsidiary, completed the transactions to acquire the remaining 33-percent ownership interest in the San Jose Power Station from Coastal Power Company for $52.6 million, increasing TPS' ownership interest to 100 percent. TPS' total investment in the project is $192 million, including $53 million of goodwill. The San Jose Power Station began commercial operation in mid-January 2000.

J. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, operating income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

         CONTRIBUTIONS BY BUSINESS SEGMENT (MILLIONS)

                                                          OPERATING       NET
                                            REVENUES(1)   INCOME(1)    INCOME(1)
                                            -----------   ---------    ---------
         THREE MONTHS ENDED MARCH 31, 2000
         Tampa Electric Company
              Electric division (2) (3)       $292.6       $ 58.4       $ 28.6
              Peoples Gas System                86.6         16.8          8.5
                                              ------       ------       ------
                                               379.2         75.2         37.1
           TECO Transport (4)                   66.4         14.4          7.9
           TECO Coal (5)                        50.9          2.0          1.4
           TECO Power Services (6) (7)          41.7          9.5          9.6
           Other diversified businesses (6)     35.8          9.1          6.8
                                              ------       ------       ------
                                               574.0        110.2         62.8
         Other and eliminations                (49.5)        (2.1)        (9.3)
                                              ------       ------       ------
         TECO Energy consolidated             $524.5       $108.1       $ 53.5
                                              ======       ======       ======

         THREE MONTHS ENDED MARCH 31, 1999
         Tampa Electric Company
              Electric division (2) (3)       $260.9       $ 55.2       $ 27.3
              Peoples Gas System                71.1         14.7          7.3
                                              ------       ------       ------
                                               332.0         69.9         34.6
           TECO Transport (4)                   57.6         11.2          6.3
           TECO Coal (5)                        53.1          5.2          3.8
           TECO Power Services (6) (7)          23.8          4.8          3.3
           Other diversified businesses (6)     23.1          7.4          6.2
                                              ------       ------       ------
                                               489.6         98.5         54.2
         Other and eliminations                (43.9)        (2.4)        (4.7)
                                              ------       ------       ------
         TECO Energy consolidated             $445.7       $ 96.1       $ 49.5
                                              ======       ======       ======

         (1) From continuing operations.
         (2) The Electric division deferred revenues of $1.4 million in 1999 for refund to customers. See Note E on page 7.
         (3) Revenues from sales to affiliates were $5.4 million and $4.2 million for the three-months ended March 31, 2000 and 1999, respectively.

                                                                       FORM 10-Q

         (4) Revenues from sales to affiliates were $35.0 million and $25.1 million for the three-months ended March 31, 2000 and 1999, respectively.
         (5) Revenues from sales to affiliates were $6.4 million for the three-months ended March 31, 1999. There were no affiliate revenues in the three months ended March 31, 2000.
         (6) Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production ($4.2 million in 2000 and $4.1 million in 1999) and interest expense on the limited-recourse debt related to the independent power operations ($3.6 million in 2000 and $2.3 million in 1999) both of which are included in operating income for the segments. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.
         (7) Revenues from sales to affiliates were $9.0 million and $8.1 million for the three-months ended March 31, 2000 and 1999, respectively.

K.                On Feb. 29, 2000, Tampa Electric Company, the U.S.
         Environmental Protection Agency and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed last year against Tampa Electric. The resolution, which was in the form of a consent decree, resulted in full and final settlement of the November 1999 federal litigation and Notice of Violation (NOV) alleging violations of the New Source Review (NSR) requirements of the Clean Air Act. Since no comments were received during the public comment period, the Consent Decree is expected to become effective shortly.

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric, Peoples Gas System and the Peoples Gas Company as well as margins at TECO Coalbed Methane and TECO Coal; business growth opportunities as they may relate to the company's ability to achieve its previously announced long-term growth strategy; international risks as they may relate to TECO Power Services' ability to continue to operate and invest successfully in its international projects; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These factors are discussed more fully under "Investments Considerations" in registrant's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000:
         Net income from continuing operations for the quarter ended March 31, 2000 was $53.5 million, or $.42 per share, up from $49.2 million or $.38 per share for the three-month period ended March 31, 1999. The 9 percent increase over last year's net income reflects strong revenue growth at Tampa Electric and Peoples Gas System, better operating conditions and gains from an asset disposition at TECO Transport, and higher gas prices at TECO Coalbed Methane in the current quarter. TECO Power Services recorded significantly higher net income this quarter as its newest power station, the San Jose Power Station in Guatemala, began commercial operation. These improvements more than offset the net income decline at TECO Coal, reflecting the expiration of the long-term Tampa Electric contract at the end of 1999. Consolidated operating income from continuing operations was $108.1 million compared with last year's operating income of $96.1 million.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)
         Tampa Electric's net income for the quarter increased approximately 5 percent, reflecting 8 percent higher retail energy volumes, which were partially offset by higher expenses. Energy sales volumes were higher due to customer growth of 2.8 percent and the favorable impact of slightly cooler weather, offset by slightly lower pricing. Expenses were higher due to the anticipated expiration of U.S. Department of Energy funding related to the Polk Power Station and the scheduling of outages. A summary of the operating statistics for the three-months ended March 31, 2000 and 1999 is below:


                                             OPERATING REVENUES                       KILOWATT-HOUR SALES
                                      --------------------------------         --------------------------------
(in millions)                          2000         1999        CHANGE          2000          1999       CHANGE
                                      ------       ------       ------         -------      -------      ------
Residential                           $131.8       $120.3         9.5%         1,592.3      1,474.1        8.0%
Commercial                              82.7         77.9         6.1%         1,225.4      1,189.6        3.0%
Industrial - Phosphate                  14.2         11.1        28.4%           334.8        292.4       14.5%
Industrial - Other                      14.4         13.3         8.7%           258.9        245.9        5.3%
Other sales of electricity              21.4         20.1         6.4%           302.3        292.4        3.4%
Deferred and other revenues             (2.0)        (4.6)      -56.5%              --           --         --
                                      ------       ------                      -------      -------
                                       262.5        238.1        10.2%         3,713.7      3,494.4        6.3%
Sales for resale                        22.1         15.8        40.0%           514.8        349.9       47.1%
Other operating revenue                  8.0          7.0        14.8%              --           --         --
                                      ------       ------                      -------      -------
                                      $292.6       $260.9        12.2%         4,228.5      3,844.3       10.0%
                                      ======       ======                      =======      =======

Average customers                      556.3        540.9         2.8%
                                      ======       ======

                                                                       FORM 10-Q

TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)
         Net income at Peoples Gas System (PGS) increased more than 16 percent to $8.5 million for the quarter ended March 31, 2000, compared with $7.3 million for the same period last year. The increase was driven by customer growth of 3.5 percent along with the favorable impact of slightly cooler weather. Natural gas volumes were higher in the first quarter than for the same period last year, with residential volumes up more than 19 percent and commercial volumes up more than 13 percent. Operating expenses and depreciation were higher, primarily reflecting growth, including PGS' Southwest Florida expansion. A summary of the operating statistics for the three-months ended March 31, 2000 and 1999 is below:


(in millions)                                  OPERATING REVENUES                             THERMS
                                       -------------------------------           ------------------------------
                                        2000         1999       CHANGE            2000         1999      CHANGE
                                       ------       -----       ------           -----        -----      ------
BY CUSTOMER SEGMENT:
Residential                            $25.4        $19.1        33.3%            23.9         20.0       19.4%
Commercial                              38.4         36.8         4.1%            84.4         74.4       13.3%
Industrial                              12.7          4.4       185.2%           110.3         79.3       39.1%
Power generation                         2.5          2.5         1.0%           102.4         86.4       18.6%
Other revenues                           7.6          8.3        -7.8%              --           --         --
                                       -----        -----                        -----        -----
                                       $86.6        $71.1        21.8%           321.0        260.1       23.4%
                                       =====        =====                        =====        =====
BY SALES TYPE:
System supply                          $66.1        $54.8        20.5%           103.9         86.2       20.5%
Transportation                          12.9          8.0        61.4%           217.1        173.9       24.8%
Other revenues                           7.6          8.3        -7.8%              --           --         --
                                       -----        -----                        -----        -----
                                       $86.6        $71.1        21.8%           321.0        260.1       23.4%
                                       =====        =====                        =====        =====

Average customers                      258.6        247.8         4.3%
                                       =====        =====

         The franchise agreement between the City of Lakeland and PGS expired on March 12, 2000 but negotiations are ongoing for a renewed franchise agreement. Normal operations in Lakeland have continued under the terms of the expired agreement. Lakeland provided approximately $2 million of PGS' annual operating revenues in 1999.

DIVERSIFIED COMPANIES - OPERATING RESULTS
         TECO POWER SERVICES recorded significantly higher net income of $9.6 million for the three-months ended March 31, 2000 compared to $3.3 million for the same period last year. Commencement of operation of the 120- megawatt San Jose Power Station in Guatemala and normal growth from existing operating projects contributed to the higher earnings for the quarter.
         TECO TRANSPORT recorded net income of $7.9 million for the first quarter of 2000, an increase of $1.6 million over 1999. The increase was primarily due to increased coal movements to Tampa Electric and favorable operating conditions on the rivers, which were partially offset by lower phosphate and grain volumes during the quarter. TECO Transport's net income included a net benefit of approximately $1 million associated with equipment disposition.
         TECO COAL reported net income of $1.4 million for the quarter ended March 31, 2000 compared to $3.8 million for the same period in 1999. TECO Coal's results were lower due primarily to the expiration of the Tampa Electric contract as anticipated.
         TECO Energy's other diversified companies recorded net income of $6.8 million in the first quarter 2000, up slightly from $6.2 million for the same period last year. The increase was driven by improved results at TECO Coalbed Methane due to higher gas prices. Peoples Gas Company's net income of $1.3 million was flat with last year's results, as higher revenues due to higher commodity prices and increased volumes were offset by lower margins due to increased propane costs and higher delivery expenses.

                                                                       FORM 10-Q

OTHER
         Allowance for funds used during construction (AFUDC) was $0.3 million for the three-months ended March 31, 2000; no AFUDC was recorded for the same period in 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.
         Interest charges were $35.7 million for the three-months ended March 31, 2000 compared to $26.1 million for the same period in 1999. Financing costs increased in the first quarter reflecting higher borrowing levels and higher interest rates.
         The effective income tax rate on net income from continuing operations for the three-month period ended March 31, 2000 was 27.9 percent compared to
29.9 percent last year. This decrease reflects the tax treatment of foreign operations which increased substantially in the first quarter of 2000.

DISCONTINUED OPERATIONS
         In November 1999, TECO Energy's automated energy management system subsidiary, TeCom, sold its assets to Invensys Intelligent Building Systems for $1.0 million in cash. The after-tax loss from discontinued operations for the three-months ended March 31, 1999 was $0.9 million. (See Note B on page 6.)
         In March, 1999, TECO Oil & Gas sold its subordinated note from ARO to a third party for $500,000 in cash. In a separate transaction, ARO agreed to assume disputed joint billing payments of approximately $425,000. The net gain of $0.6 million recorded in 1999's first quarter related to these two transactions. (See Note C on page 6.)

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments. However, the company expects that some part of its capital requirements, as well as any significant new investments, will be funded with external capital, which may include debt of various maturities, preferred stock or common stock. Construction work in progress decreased by $55 million due to placing the San Jose plant in service and beginning construction activities for the Commonwealth Chesapeake Power Station facility as discussed below. Notes payable increased $126 million since Dec. 31, 1999, reflecting the additions of the San Jose plant and the ECK Generating Project which are described below. In September 1999, TECO Energy announced a program for the repurchase of up to $150 million of its outstanding common stock. To date, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $143.8 million. (See Note G on page 7.)
         In November 1999, TM Power Ventures L.L.C. (TMPV), a joint venture between TECO Power Services and Mosbacher Power Partners L.P., executed an agreement with NCP of Virginia, L.L.C. to build, own and operate a 312- megawatt electric generating facility on the Delmarva Peninsula in Virginia. This generating facility, the Commonwealth Chesapeake Power Station, is scheduled to be on-line in two phases with 135 megawatts expected to be in service by June 2000 and the remaining capacity expected to be, by June 2001. The estimated $175 million project cost is expected to be financed with non-recourse debt and equity from the partners. Plans for the financing of the project are proceeding in line with a June or July 2000 closing, which is contingent upon final receipt of all operating permits.
         In January 2000, TMPV acquired an additional 13.35-percent ownership interest in the ECK Generating Project, increasing TPS' investment in the Czech project by $19.5 million. A consultant has been retained to assist TMPV in its efforts to seek a qualified buyer for TMPV's entire interest in the project.
         In February 2000, TPS completed its transactions with Coastal Power Company and became the 100-percent owner of the San Jose Power Station. (See
Note I on page 8.) Conversion of the construction loan to permanent non-recourse financing is currently underway and is expected to be accomplished during the 2nd quarter of 2000. At the time of conversion, there will be a general debt restructuring of the San Jose project debt.
         In January 2000, TECO Coal purchased two existing synthetic fuel production facilities which qualify for Section 29 tax credits through 2007. Full production is expected to begin in mid-2000.

                                                                       FORM 10-Q

YEAR 2000 COMPUTER SYSTEMS

         TECO Energy, Inc. has encountered no significant problems related to the Year 2000 issue, and all computer systems are performing as expected to date. The company does not anticipate any significant additional costs related to this issue.

ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         In 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.
         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, and to limit exposure to fuel price increases at TECO Transport. TECO Energy has not used derivatives or other financial products for speculative purposes. At this point, the company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements since any activity in derivatives has been relatively minimal and short-term in duration. Management will continue to evaluate all current and possible future uses of derivatives, including their effectiveness for hedging treatment, and to apply procedures and methods for valuing them.

ACCOUNTING FOR REPAIR AND MAINTENANCE COSTS FOR PLANNED MAJOR MAINTENANCE ACTIVITIES
         TECO Energy, Inc. and its subsidiaries charge the cost of repairs and maintenance to expense as incurred. One exception to this is at TPS' Alborada Power Station in Guatemala (TCAE). For this facility, revenue deferrals are recorded to recognize the portion of billings that reflect payments for major maintenance and overhaul expenses that will take place in the future. This liability is included on the balance sheet in Other deferred credits. Amounts deferred are not significant.

                                                                       FORM 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in TECO Energy's weighted average interest rate on its variable rate debt would not have a significant impact on TECO Energy's pretax earnings over the next fiscal year.
         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at March 31, 2000.
         Based on policies and procedures approved by the Board of Directors, from time to time TECO Energy or its affiliates may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

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

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 19, 2000, the shareholders of TECO Energy, Inc., elected five directors and approved management's proposal relating to the Corporation's performance-based compensation program. The votes were as follows:


                                                   Votes Cast      Votes Cast                         Broker
                                                      For           Against        Abstentions       Non-Votes
                                                   ----------      ----------      -----------       ---------
         Election of Directors

         S.L. Baldwin                              99,048,028       2,042,865
         H.L. Culbreath                            98,978,904       2,111,990
         R.D. Fagan                                99,425,730       1,665,164
         L. Guinot, Jr.                            99,415,750       1,675,144
         W.P. Sovey                                99,373,696       1,717,198

         Performance-Based Compensation
             Program Proposal                      93,564,760       5,535,062        1,991,064             7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         12     Ratio of earnings to fixed charges

         27 Financial data schedule - three months ended March 31, 2000 (EDGAR filing only)

         (b)    Reports on Form 8-K

                The registrant filed a Current Report on Form 8-K dated Feb. 16, 2000, reporting under "Item 5. Other Events" announcing TECO Energy, Inc.'s agreement to form a joint venture to combine its Peoples Gas Company propane operations with that of three other companies.

                The registrant filed a Current Report on Form 8-K dated Feb. 29, 2000, reporting under "Item 5. Other Events" announcing Tampa Electric Company's agreement with the U.S. Environmental Protection Agency and the U.S. Department of Justice to resolve the federal agencies' pending enforcement actions against Tampa Electric Company.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       TECO ENERGY, INC.
                                               ---------------------------------
                                                         (Registrant)




Date: May 12, 2000                             *By: /s/   G. L. GILLETTE
                                                    ----------------------------
                                                          G. L. GILLETTE
                                                     Vice President - Finance
                                                    And Chief Financial Officer
                                                   (Principal Financial Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBITS                                 PAGE NO.

    12         Ratio of earnings to fixed charges                         18

    27         Financial data schedule - three months ended
               March 31, 2000.  (EDGAR filing only)                       --