Form 10-Q
period 2000-06-30
TECO ENERGY INC
filed 2000-08-11
CIK 350563

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934


For the quarterly period ended               June 30, 2000
                              --------------------------------------------


                                       OR


   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number    1-8180
                       ------------



                               TECO ENERGY, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                            59-2052286
            -------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 702 N. FRANKLIN STREET, TAMPA, FLORIDA                           33602
 --------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:    (813) 228-4111
                                                    --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]
                                  -----      -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2000):
                     Common Stock, $1 Par Value 125,540,142


                      Index to Exhibits Appears on Page 22
                                  Page 1 of 38

                                                                     FORM 10-Q


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and cash flows for the three- and six- month periods ended June 30, 2000 and 1999. The results of operations for the three- and six- month periods ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2000. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on pages 7 through 12 of this report.

                                                                      FORM 10-Q


                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (in millions)


                                                           JUNE 30,    DEC. 31,
                                                            2000         1999
                                                          --------     --------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                           $   27.7     $   97.5
      Receivables, less allowance for uncollectibles         302.9        261.9
      Inventories, at average cost
         Fuel                                                114.4         84.0
         Materials and supplies                               70.0         69.5
      Prepayments                                             27.9         18.9
                                                          --------     --------
                                                             542.9        531.8
                                                          --------     --------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      Utility plant in service
         Electric                                          4,363.2      4,140.9
         Gas                                                 624.8        590.0
      Construction work in progress                          252.5        291.1
      Other property                                       1,098.8      1,042.4
                                                          --------     --------
                                                           6,339.3      6,064.4
      Accumulated depreciation                            (2,519.7)    (2,436.6)
                                                          --------     --------
                                                           3,819.6      3,627.8
                                                          --------     --------
OTHER ASSETS
      Other investments                                      136.0        117.2
      Investment in unconsolidated affiliates                108.3        103.3
      Deferred income taxes                                  111.2        106.8
      Deferred charges and other assets                      214.9        203.2
                                                          --------     --------
                                                             570.4        530.5
                                                          --------     --------
                                                          $4,932.9     $4,690.1
                                                          ========     ========

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES
      Long-term debt due within one year                  $   27.1     $  155.8
      Notes payable                                        1,166.4        813.7
      Accounts payable                                       200.8        218.1
      Customer deposits                                       81.4         80.7
      Interest accrued                                        24.7         16.4
      Taxes accrued                                           72.4         36.9
                                                          --------     --------
                                                           1,572.8      1,321.6
DEFERRED INCOME TAXES                                        509.9        509.4
INVESTMENT TAX CREDITS                                        39.3         41.7
REGULATORY LIABILITY-TAX RELATED                              10.7         13.3
OTHER DEFERRED CREDITS                                       159.1        178.5
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR            1,214.5      1,207.8
COMMON EQUITY

      Common equity - 400 million shares authorized,
      $1 par value - outstanding 125,503,844 in 2000
      (after deducting 7,043,000 shares in Treasury
      at a cost of $144.7 million) and 126,655,557
      in 1999 (after deducting 5,435,100 shares in
      Treasury, at a cost of $114.8 million)               1,480.4      1,472.5
      Unearned compensation                                  (53.8)       (54.7)
                                                          --------     --------
                                                          $4,932.9     $4,690.1
                                                          ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q


                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                 (in millions)


FOR THE THREE MONTHS ENDED JUNE 30,                         2000        1999
                                                          --------    --------

REVENUES                                                  $  559.5    $  491.4
                                                          --------    --------

EXPENSES
      Operation                                              314.2       263.3
      Maintenance                                             43.7        32.8
      Depreciation                                            64.0        56.9
      Taxes, other than income                                37.9        37.5
                                                          --------    --------
                                                             459.8       390.5
                                                          --------    --------

INCOME FROM OPERATIONS                                        99.7       100.9

OTHER INCOME
      Other income, net                                        5.8         1.5
                                                          --------    --------

INCOME BEFORE INTEREST AND INCOME TAXES                      105.5       102.4

INTEREST EXPENSE                                              39.3        27.6
                                                          --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES                      66.2        74.8
Provision for income taxes                                     8.7        22.0
                                                          --------    --------

NET INCOME FROM CONTINUING OPERATIONS                         57.5        52.8

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
 TAX BENEFIT OF $.5 MILLION FOR 1999                            --        (0.9)
                                                          --------    --------

NET INCOME                                                $   57.5    $   51.9
                                                          ========    ========

Average common shares outstanding - basic                    125.3       132.0
                                                          ========    ========
Average common shares outstanding -diluted                   125.4       132.2
                                                          ========    ========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    From continuing operations
       Basic and diluted                                  $   0.46    $   0.40
                                                          ========    ========

    Net income
       Basic and diluted                                  $   0.46    $   0.39
                                                          ========    ========


DIVIDEND PER COMMON SHARE OUTSTANDING                     $  0.335    $  0.325
                                                          ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q


                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                 (in millions)


FOR THE SIX MONTHS ENDED JUNE 30,                           2000        1999
                                                        ----------   ----------

REVENUES                                                $  1,084.0   $    937.1
                                                        ----------   ----------

EXPENSES
      Operation                                              593.8        489.6
      Maintenance                                             79.6         60.3
      Depreciation                                           126.0        114.9
      Taxes, other than income                                76.8         75.3
                                                        ----------   ----------
                                                             876.2        740.1
                                                        ----------   ----------

INCOME FROM OPERATIONS                                       207.8        197.0

OTHER INCOME
      Other income, net                                        7.6          2.3
                                                        ----------   ----------

INCOME BEFORE INTEREST AND INCOME TAXES                      215.4        199.3

INTEREST EXPENSE                                              75.0         53.7
                                                        ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                     140.4        145.6
Provision for income taxes                                    29.4         43.3
                                                        ----------   ----------

NET INCOME FROM CONTINUING OPERATIONS                        111.0        102.3

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $1.0 MILLION FOR 1999                          --         (1.8)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
  INCOME TAX EXPENSE OF $.3 MILLION FOR 1999                    --          0.6
                                                        ----------   ----------

NET INCOME                                              $    111.0   $    101.1
                                                        ==========   ==========

Average common shares outstanding - basic                    125.8        132.0
                                                        ==========   ==========
Average common shares outstanding -diluted                   125.9        132.3
                                                        ==========   ==========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    From continuing operations
       Basic and diluted                                $     0.88   $     0.78
                                                        ==========   ==========

    Net income
       Basic and diluted                                $     0.88   $     0.77
                                                        ==========   ==========


DIVIDEND PER COMMON SHARE OUTSTANDING                   $    0.660   $    0.635
                                                        ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in millions)


FOR THE SIX MONTHS ENDED JUNE 30,                            2000        1999
                                                            ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $111.0      $101.1
      Adjustments to reconcile net income to net cash
        Depreciation                                         126.0       114.9
        Deferred income taxes                                 (6.5)      (14.1)
        Investment tax credits, net                           (2.5)       (2.5)
        Allowance for funds used during construction          (1.4)       (0.2)
        Amortization of unearned compensation                  4.8         4.3
        Equity in earnings of unconsolidated affiliates       (3.9)       (2.0)
        Deferred revenue                                        --         3.9
        Deferred recovery clause                              (3.2)      (13.8)
        Receivables, less allowance for uncollectibles       (41.0)       (8.3)
        Inventories                                          (30.9)      (19.0)
        Taxes accrued                                         35.5        63.6
        Interest accrued                                       8.3         5.3
        Accounts payable                                     (17.2)      (54.9)
        Other assets and liabilities                          16.0        (0.4)
                                                            ------      ------
                                                             195.0       177.9
                                                            ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                  (316.6)     (166.9)
      Allowance for funds used during construction             1.4         0.2
      Purchase of minority interest                          (52.6)         --
      Investment in unconsolidated affiliates                 (1.2)      (15.9)
      Other non-current investments                          (18.6)      (34.1)
                                                            ------      ------
                                                            (387.6)     (216.7)
                                                            ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of Common stock                       5.1         0.1
      Purchase of treasury stock                             (29.9)         --
      Proceeds from issuance of long-term debt                 8.7          --
      Repayment of long-term debt                           (130.7)       (5.0)
      Net increase in short-term debt                        352.7       130.1
      Payment of Dividends                                   (83.1)      (83.9)
                                                            ------      ------
                                                             122.8        41.3
                                                            ------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (69.8)        2.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              97.5        16.9
                                                            ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 27.7      $ 19.4
                                                            ======      ======



The accompanying notes are an integral part of the consolidated financial statements.

                                                                      FORM 10-Q


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The company has adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the six-month periods ended June 30, 2000 and 1999.

                  Certain prior year amounts have been reclassified to conform to the current year presentation.

B. As reported in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1999, the assets of TeCom were sold for $1.0 million in cash in November 1999. The company decided to exit the automated energy management systems business because it lacked the distribution channels necessary to effectively reach the markets for its products. TECO Energy reported a net after-tax loss on disposal of discontinued operations of $12.9 million in the third quarter of 1999.

                  As a result of the company's intention to sell this business, all activities of the subsidiary through Sept. 1, 1999, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income. After-tax losses from discontinued operations were $0.9 million for the three months ended June 30, 1999, and $1.8 million for the six months ended June 30, 1999.

                  Total revenues from discontinued operations related to TeCom were $0.2 million and $0.9 million for the three- and six-month periods ended June 30, 1999, respectively. There were no revenues reported in 2000.

C. A $0.6 million after-tax gain on disposal of discontinued operations was recorded in the first quarter of 1999 relating to the sale of TECO Oil & Gas Inc.'s offshore assets previously reported in the company's Annual Reports on Form 10-K for the years ended Dec. 31, 1998 and 1999. There were no significant revenues from the discontinued oil and gas operations in 2000 or 1999.


D. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital expenditure program and estimate that capital expenditures for continuing operations during 2000 will be as follows:

                                                                  millions
                                                                  --------
                 Tampa Electric Company
                    Tampa Electric division                         $251
                    Peoples Gas System division                       75
                 TECO Power Services Corporation                     147
                 TECO Transport Corporation                           12
                 TECO Coal Corporation                                50
                 Other diversified businesses                         13
                                                                    ----
                                                                    $548

                 TECO Power Services Corporation -
                       investment in unconsolidated affiliates      $ 54
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

                                                                      FORM 10-Q


E.                Revenues in the three- and six-month periods ended
         June 30, 1999 reflected the deferral for refund to customers of $2.5 million and $3.9 million, respectively, of electric revenues associated with 1999 earnings at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. Tampa Electric expects the Florida Public Service Commission (FPSC) staff to closely monitor the company's achieved return on equity during 2000, but not to require Tampa Electric to negotiate a new regulatory plan. On Aug. 1, 2000, the FPSC approved a stipulation entered into by the Office of Public Counsel, Florida Industrial Power Users Group (FIPUG), and Tampa Electric settling the deferred revenue refund amount for 1997 and 1998. From Sept. 1, 2000 through Dec. 31, 2000, Tampa Electric will refund $13 million to its customers which was the amount originally approved by the FPSC for the years 1997 and 1998. As a result, this amount was anticipated and recorded in earnings before the FIPUG filed its protest in which the stipulation was reached. The exact amount of the 1999 refund is expected to be settled by year end. Tampa Electric does not expect these refunds to have a significant impact on earnings.


F. The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:


                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                          ------------------      ------------------
         (in millions)                                     2000        1999        2000        1999
                                                          ------      ------      ------      ------

         Net income from continuing operations            $ 57.5      $ 52.8      $111.0      $102.3
         Total income tax provision                          8.7        22.0        29.4        43.3
                                                          ------      ------      ------      ------
         Income from continuing operations
           before income taxes                            $ 66.2      $ 74.8      $140.4      $145.6
                                                          ======      ======      ======      ======

         Income taxes on above at federal
           statutory rate of 35%                          $ 23.2      $ 26.2      $ 49.2      $ 51.0
         Increase (Decrease) due to:
           State income tax, net of federal income tax       1.8         2.4         3.9         4.6
           Amortization of investment tax credits           (1.3)       (1.3)       (2.5)       (2.5)
           Non-conventional fuels tax credit               (13.2)       (4.4)      (17.4)       (8.5)
           Permanent reinvestment for foreign income        (2.1)       (0.4)       (4.8)       (0.4)
           Other                                             0.3        (0.5)        1.0        (0.9)
                                                          ------      ------      ------      ------
         Total income tax provision from
           continuing operations                          $  8.7      $ 22.0      $ 29.4      $ 43.3
                                                          ======      ======      ======      ======
         Provision for income taxes as a percent of
           income from continuing operations,
           before income taxes                              13.2%       29.5%       21.0%       29.7%
                                                          ======      ======      ======      ======


                                                                      FORM 10-Q


G. The reconciliation of basic and diluted earnings per share is shown below:

          THREE MONTHS ENDED JUNE 30,                       2000         1999
                                                           -------     -------
           (In millions, except per share amounts)

         Numerator (Basic and Diluted)
         Net income from continuing operations             $  57.5     $  52.8
         Net income                                        $  57.5     $  51.9

         Denominator
         Average number of shares outstanding - basic        125.3       132.0
         Plus: incremental shares for assumed
          conversions: Stock options at end of period          0.7         2.3
         Less: Treasury shares which could be purchased       (0.6)       (2.1)
                                                           -------     -------
         Average number of shares outstanding - diluted      125.4       132.2
                                                           =======     =======

         EARNINGS PER SHARE FROM CONTINUING OPERATIONS
           Basic and Diluted                               $  0.46     $  0.40

         EARNINGS PER SHARE
           Basic and Diluted                               $  0.46     $  0.39




         SIX MONTHS ENDED JUNE 30,                          2000        1999
                                                           -------     -------
         (In millions, except per share amounts)

         Numerator (Basic and Diluted)
         Net income from continuing operations             $ 111.0     $ 102.3
         Net income                                        $ 111.0     $ 101.1

         Denominator
         Average number of shares outstanding - basic        125.8       132.0
         Plus: incremental shares for assumed
          conversions: Stock options at end of period          0.7         2.4
         Less: Treasury shares which could be purchased       (0.6)       (2.1)
                                                           -------     -------
         Average number of shares outstanding - diluted      125.9       132.3
                                                           =======     =======

         EARNINGS PER SHARE FROM CONTINUING OPERATIONS
           Basic and Diluted                               $  0.88     $  0.78

         EARNINGS PER SHARE
           Basic and Diluted                               $  0.88     $  0.77


H. In late September 1999, TECO Energy, Inc. announced a program to repurchase up to $150 million of its outstanding common stock. Shares acquired constitute treasury shares. In the six months ended June 30, 2000, the company acquired 1.6 million shares of its outstanding common stock at a cost of $29.9 million; the average per share price was $18.62. Since the program was announced, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $144.7 million at an average per share price of $20.55. The company's share repurchase program favorably impacted earnings per share in the second quarter of 2000 by approximately $.01 per share and by approximately $.02 per share for the year-to-date period.

                                                                      FORM 10-Q


I. In February 2000, TECO Energy, Inc. entered into an agreement to form US Propane, a joint venture, to combine its Peoples Gas Company
         (PGC) propane operations with the propane operations of Atmos Energy Corporation, AGL Resources Inc. and Piedmont Natural Gas Company, Inc. In June 2000, US Propane announced that it would combine with Heritage Propane Partners, L.P. to create the fourth largest retail propane distributor in the United States that will distribute propane to over 480,000 customers in 28 states. Through a series of transactions completed Aug. 10, 2000, US Propane sold its propane business to Heritage Propane Partners for approximately $180 million in cash and other consideration, and purchased all of the outstanding common stock of Heritage Holdings, Inc., the general partner of Heritage Propane Partners, for $120 million. US Propane now owns the general partner interest and 34 percent of the limited partnership interests of Heritage Propane Partners. TECO Energy, Inc., through its wholly owned subsidiary TECO Propane Ventures, LLC, will account for its approximately 38 percent interest in US Propane under the equity method of accounting.


J. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, operating income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

         CONTRIBUTIONS BY BUSINESS SEGMENT (in millions)

                                                           OPERATING     NET
                                                 REVENUES   INCOME     INCOME
                                                   (1)        (1)        (1)
                                                 ------     ------     ------
         THREE MONTHS ENDED JUNE 30, 2000
         Tampa Electric Company
              Tampa Electric division (3)        $340.4     $ 69.4     $ 35.6
              Peoples Gas System division          71.4        9.7        4.1
                                                 ------     ------     ------
                                                  411.8       79.1       39.7
           TECO Transport (4)                      67.9       11.6        6.4
           TECO Coal (5) (6)                       56.2        5.3        7.2
           TECO Power Services (6) (7)             46.0        5.8        8.0
           Other diversified businesses (6)        35.8        7.0        5.8
                                                 ------     ------     ------
                                                  617.7      108.8       67.1
         Other and eliminations                   (58.2)      (9.1)      (9.6)
                                                 ------     ------     ------
         TECO Energy consolidated                $559.5     $ 99.7     $ 57.5
                                                 ======     ======     ======



         THREE MONTHS ENDED JUNE 30, 1999
         Tampa Electric Company
              Tampa Electric division (2) (3)    $304.4     $ 68.1     $ 34.7
              Peoples Gas System division          56.7        8.6        3.4
                                                 ------     ------     ------
                                                  361.1       76.7       38.1
           TECO Transport (4)                      60.8       12.0        6.9
           TECO Coal (5)                           59.3        5.0        3.6
           TECO Power Services (6) (7)             28.9        3.6        3.5
           Other diversified businesses (6)        23.3        5.8        5.4
                                                 ------     ------     ------
                                                  533.4      103.1       57.5
         Other and eliminations                   (42.0)      (2.2)      (4.7)
                                                 ------     ------     ------
         TECO Energy consolidated                $491.4     $100.9     $ 52.8
                                                 ======     ======     ======

                                                                      FORM 10-Q


                                                           OPERATING     NET
                                                 REVENUES   INCOME     INCOME
                                                   (1)        (1)        (1)
                                                --------    -------    -------

         SIX MONTHS ENDED JUNE 30, 2000
         Tampa Electric Company
              Tampa Electric division (3)       $  633.0    $ 127.8    $  64.3
              Peoples Gas System division          158.1       26.5       12.5
                                                --------    -------    -------
                                                   791.1      154.3       76.8
           TECO Transport (4)                      134.2       26.0       14.3
           TECO Coal (5) (6)                       107.1        7.3        8.6
           TECO Power Services (6) (7)              87.7       15.3       17.7
           Other diversified businesses (6)         71.6       16.1       12.6
                                                --------    -------    -------
                                                 1,191.7      219.0      130.0
         Other and eliminations                   (107.7)     (11.2)     (19.0)
                                                --------    -------    -------
         TECO Energy consolidated               $1,084.0    $ 207.8    $ 111.0
                                                ========    =======    =======


         SIX MONTHS ENDED JUNE 30, 1999
         Tampa Electric Company
              Tampa Electric division (2) (3)   $  565.2    $ 123.3    $  62.1
              Peoples Gas System division          127.9       23.3       10.7
                                                --------    -------    -------
                                                   693.1      146.6       72.8
           TECO Transport (4)                      118.4       23.2       13.1
           TECO Coal (5)                           112.3       10.2        7.4
           TECO Power Services (6) (7)              52.7        8.4        6.8
           Other diversified businesses (6)         46.5       13.2       11.6
                                                --------    -------    -------
                                                 1,023.0      201.6      111.7
         Other and eliminations                    (85.9)      (4.6)      (9.4)
                                                --------    -------    -------
         TECO Energy consolidated               $  937.1    $ 197.0    $ 102.3
                                                ========    =======    =======

---------------

(1)  From continuing operations.

(2) The electric division deferred revenues of $2.5 million and $3.9 million, respectively, for the three and six months ended June 30, 1999 for refund to customers. See Note E on page 8.

(3) Revenues from sales to affiliates were $8.5 million and $13.9 million respectively, for the three and six months ended June 30, 2000, and $7.1 million and $11.3 million respectively, for the three and six months ended June 30, 1999.

(4) Revenues from sales to affiliates were $29.3 million and $64.4 million respectively, for the three and six months ended June 30, 2000, and $21.6 million and $46.7 million respectively, for the three and six months ended June 30, 1999.

(5) Revenues from sales to affiliates were $3.0 million for the three and six months ended June 30, 2000, and $4.1 million and $10.5 million respectively, for the three and six months ended June 30, 1999.

                                                                      FORM 10-Q


(6) Operating income includes items that are reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production ($4.1 million and $8.3 million, respectively for the three and six months ended June 30, 2000, and $4.4 million and $8.5 million, respectively, for the three and six months ended June 30, 1999), non-conventional fuels tax credit related to synthetic fuel coal production ($9.1 million for the three and six months ended June 30, 2000), and interest expense on the limited-recourse debt related to the independent power operations ($4.2 million and $7.8 million respectively, for the three and six months ended June 30, 2000, and $2.8 million and $5.1 million respectively, for the three and six months ended June 30, 1999) all of which are included in operating income for the segments. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense.

(7) Revenues from sales to affiliates were $15.4 million and $24.4 million respectively, for the three and six months ended June 30, 2000, and $9.1 million and $17.2 million respectively, for the three and six months ended June 30, 1999.

                                                                      FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and the Peoples Gas companies as well as margins at TECO Coalbed Methane and TECO Coal; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TECO Power Services' ability to successfully develop and operate its projects and TECO Coal's ability to successfully operate its synthetic fuel production facilities in a manner qualifying for
Section 29 Federal Income tax credits. Some of these factors are discussed more fully under "Investment Considerations" in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000:

         Net income from continuing operations for the quarter ended June 30, 2000 was $57.5 million, or $.46 per share, up from $52.8 million, or $.40 per share. for the three-month period ended June 30, 1999. Net income including discontinued operations for the second quarter of 1999 was $51.9 million, or $.39 per share. The 9-percent increase over last year's net income from operations and the 15-percent growth in EPS from 1999's second quarter reflected the favorable impact of synthetic fuel production at TECO Coal, higher operating revenues driven by strong customer growth in the core electric and gas businesses, increased contributions at TECO Power Services from the San Jose Power Station, and higher gas prices at TECO Coalbed Methane. These were partially offset by higher costs and expenses.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's net income for the quarter increased approximately 3 percent, driven primarily by improved retail energy sales volumes, which were 6 percent higher for the quarter, partially offset by higher costs. Growth in retail customers was 3 percent. Expenses for the quarter increased, reflecting higher depreciation and accelerated maintenance expenses to enhance summer unit availability. Prior year results were favorably impacted by U.S. Department of Energy credits associated with the Polk Power Station, which expired at the end of 1999. Results for the current quarter include the favorable impact of cost recovery from the scrubber investment at Big Bend Station, which was placed into service in December 1999. A summary of the operating statistics for the three months ended June 30, 2000 and 1999 is below:


(in millions, except average customers)        OPERATING REVENUES                    KILOWATT-HOUR SALES
                                        ---------------------------------      --------------------------------
THREE MONTHS ENDED JUNE 30,               2000        1999          CHANGE      2000        1999          CHANGE
                                        --------    --------        ------     -------     -------        ------

Residential                             $  149.7    $  135.5         10.5%     1,818.0     1,690.8          7.5%
Commercial                                  94.5        86.4          9.4%     1,412.6     1,332.5          6.0%
Industrial - Phosphate                      15.8        13.8         14.8%       340.3       317.3          7.2%
Industrial - Other                          16.0        13.9         15.2%       280.6       257.2          9.1%
Other sales of electricity                  24.2        21.5         12.6%       343.8       313.8          9.5%
Deferred and other revenues                  5.8         5.7          2.2%          --          --           --
                                        --------    --------                   -------     -------
                                           306.0       276.8         10.6%     4,195.3     3,911.6          7.3%
Sales for resale                            26.9        21.0         28.5%       631.2       522.2         20.9%
Other operating revenue                      7.5         6.6         12.7%          --          --           --
                                        --------    --------                   -------     -------
                                        $  340.4    $  304.4         11.9%     4,826.5     4,433.8          8.9%
                                        ========    ========                   =======     =======
Average customers                          557.6       540.9          3.1%
                                        ========    ========
System Net Input                                                               4,565.2     4,308.2          6.0%
                                                                               =======     =======


                                                                      FORM 10-Q


         A generator failure caused an unplanned outage at Tampa Electric's 385-megawatt Gannon Station Unit 6 on July 18, 2000. The unit is currently being repaired and is expected to be back in service by the end of 2000. Tampa Electric has been purchasing and expects to continue to purchase replacement power to meet peak loads until the unit returns to service. The estimated replacement power costs of approximately $20 million is expected to be fully recovered through the fuel adjustment cost recovery clause. It is expected that most of these repair costs will be covered by insurance and the remaining amount will be capitalized. As a result, the outage is not expected to have a significant impact on Tampa Electric's operating income.

TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Net income at Peoples Gas System (PGS) increased 19 percent to $4.1 million for the quarter ended June 30, 2000, compared with $3.4 million for the same period last year. The increase was primarily driven by customer growth of 4 percent and corresponding higher volumes. Commercial volumes were up 5-percent, while residential volumes were down slightly. Lower margin sales to interruptible wholesale and electric power generation customers were up 23-percent. Depreciation was higher reflecting the company's continuing expansion efforts, while operation and maintenance expenses were essentially even with last year. A summary of the operating statistics for the three months ended June 30, 2000 and 1999 is below:



(in millions, except average customers)             OPERATING REVENUES                                    THERMS
                                           ----------------------------------                ----------------------------------
THREE MONTHS ENDED JUNE 30,                 2000           1999        CHANGE                 2000          1999         CHANGE
------------------------                   -----          -----        ------                -----         -----         ------

BY CUSTOMER SEGMENT:
Residential                               $13.5          $12.1          12.3%                  9.8          10.3          -4.3%
Commercial                                 32.8           29.6          10.8%                 67.5          64.4           4.7%
Industrial                                  3.6            3.0          20.2%                 72.3          66.6           8.5%
Off system sales                           11.2            3.4           --                   29.3          13.7           --
Power generation                            3.0            2.3          29.0%                109.3          90.5          20.7%
Other revenues                              7.3            6.3          16.0%                   --            --           --
                                          -----          -----                               -----         -----
                                          $71.4          $56.7          26.0%                288.2         245.5          17.4%
                                          =====          =====                               =====         =====

BY SALES TYPE:
System supply                             $52.6          $42.5          23.6%                 79.4          73.2           8.3%
Transportation                             11.5            7.9          46.9%                208.8         172.3          21.2%
Other revenues                              7.3            6.3          16.0%                   --            --           --
                                          -----          -----                               -----         -----
                                          $71.4          $56.7          26.0%                288.2         245.5          17.4%
                                          =====          =====                               =====         =====

Average customers                         258.7          247.3           4.6%
                                          =====          =====



         The franchise agreement between the City of Lakeland and PGS expired on March 12, 2000. The City has suspended negotiations for a renewed agreement; however, normal operations in Lakeland have continued under the terms of the expired agreement. Lakeland provided approximately $2 million of PGS' annual operating revenues in 1999.


DIVERSIFIED COMPANIES - OPERATING RESULTS

         TECO POWER SERVICES (TPS) recorded significantly higher net income of $8.0 million for the three months ended June 30, 2000 compared to $3.5 million for the same period last year. The increase primarily reflects commencement of operation of the 120-megawatt San Jose Power Station in Guatemala in January and of the Hardee Power Station expansion in May of this year.

         TECO TRANSPORT recorded second quarter net income of $6.4 million, down slightly from $6.9 million last year. Results for the quarter reflected lower phosphate movements and significantly higher fuel costs, partially offset by higher

                                                                      FORM 10-Q


revenues from strong Tampa Electric and export grain tonnages, and increased northbound movements on the river systems.

         TECO COAL reported net income of $7.2 million in the second quarter, an increase of $3.6 million over the same period last year, reflecting the addition of the synthetic fuel facilities in the second quarter of 2000. TECO Coal's results for the second quarter of 2000 included $9.1 million of Federal Income Tax credits on the coal produced and sold from these synthetic fuel facilities. TECO Coal's results also reflected the expiration of the Tampa Electric contract at the end of 1999, which partially offset the increase from the operation of the synthetic fuel facilities.

         TECO Energy's other diversified companies recorded net income of $5.8 million for the quarter ended June 30, 2000, an increase of over 7% from $5.4 million for the same period last year. The increase was driven primarily by improved results at TECO Coalbed Methane due to higher gas prices.

OTHER

         Allowance for other funds used during construction (AFUDC) was $0.7 million for the three months ended June 30, 2000 up from $0.2 million for the same period last year. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $39.3 million for the three months ended June 30, 2000 compared to $27.6 million for the same period in 1999. Financing costs were higher for the second quarter reflecting higher borrowing levels and higher interest rates.

         The effective income tax rate on net income from continuing operations for the three-month period ended June 30, 2000 was 13.2 percent compared to 29.5 percent last year. This decrease primarily reflects the substantial increase in non-conventional fuels tax credits related to the recently acquired synthetic fuel facilities at TECO Coal. For the three months ended June 30, 2000, these tax credits totaled $9.1 million and $4.1 million, respectively at TECO Coal and TECO Coalbed Methane, compared to $4.4 million at TECO Coalbed Methane for the same quarter last year. The decrease also reflects the tax impact for increased foreign operations versus the same period last year. (See Note F on page 8.)


SIX MONTHS ENDED JUNE 30, 2000:

         Year-to-date net income from continuing operations for the six months ended June 30, 2000 was $111.0 million, or $.88 per share, up from $102.3 million, or $.78 per share, for the same period last year. Net income including discontinued operations was $101.1, or $.77 per share, for the six-months ended June 30, 1999. The 9-percent increase over last year's net income from operations and the 13-percent EPS growth from 1999's year-to-date results, as previously noted in the quarterly discussion, reflected the favorable impact of the commercial operation of TECO Coal's new synthetic fuel facilities, higher revenues driven by customer growth in the core electric and gas businesses, earnings growth at TECO Power Services driven by new projects including the San Jose Power Station, and higher gas prices for TECO Coalbed Methane. These were partially offset by higher costs and expenses.


TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's year-to-date net income increased to $64.3 million compared to $62.1 million for the same period last year. The approximate 4-percent increase was driven primarily by improved retail energy sales volumes, which were 7-percent higher year-to-date. Growth in retail customers was 3-percent. Year-to-date expenses increased over last year reflecting higher depreciation and accelerated maintenance expenses to enhance summer unit availability. Prior year results reflected U.S. Department of Energy credits associated with the Polk Power Station, which expired at the end of 1999. A summary of the operating statistics for the six months ended June 30, 2000 and 1999 is below:

                                                                      FORM 10-Q



(in millions, except average customers)          OPERATING REVENUES                   KILOWATT-HOUR SALES
                                         ---------------------------------      --------------------------------
SIX MONTHS ENDED JUNE 30,                 2000        1999          CHANGE       2000       1999          CHANGE
                                        --------    --------        ------     -------     -------        ------

Residential                             $  281.5    $  255.8         10.0%     3,410.3     3,164.9          7.8%
Commercial                                 177.2       164.3          7.8%     2,637.9     2,522.0          4.6%
Industrial - Phosphate                      30.0        24.9         20.8%       675.2       609.8         10.7%
Industrial - Other                          30.4        27.1         12.0%       539.5       503.1          7.2%
Other sales of electricity                  45.7        41.7          9.6%       646.1       606.2          6.6%
Deferred and other revenues                  3.8         1.1           --           --          --           --
                                        --------    --------                   -------     -------
                                           568.6       514.9         10.4%     7,909.0     7,406.0          6.8%
Sales for resale                            49.0        36.7         33.4%     1,146.0       872.1         31.4%
Other operating revenue                     15.4        13.6         13.8%          --          --           --
                                        --------    --------                   -------     -------
                                        $  633.0    $  565.2         12.0%     9,055.0     8,278.1          9.4%
                                        ========    ========                   =======     =======
Average customers                          556.9       540.9          3.0%
                                        ========    ========
System Net Input                                                               8,420.4     7,898.0          6.6%
                                                                               =======     =======



TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Net income at Peoples Gas System (PGS) increased 17 percent to $12.5 million for the six months ended June 30, 2000, compared with $10.7 million for the same period last year. The increase was primarily driven by customer growth and corresponding higher volumes. Commercial volumes and residential volumes were up 9-percent and 11- percent, respectively, for the year. Lower margin sales to interruptible wholesale and electric power generation customers were up 26 percent year-to-date. Depreciation was higher reflecting the company's continuing expansion efforts while operation and maintenance expenses were slightly higher. A summary of the operating statistics for the six months ended June 30, 2000 and 1999 is below:


(in millions, except average customers)          OPERATING REVENUES                        THERMS
                                         ---------------------------------      --------------------------------
SIX MONTHS ENDED JUNE 30,                 2000        1999          CHANGE       2000       1999          CHANGE
                                        --------    --------        ------     -------     -------        ------

BY CUSTOMER SEGMENT:
Residential                              $ 39.0      $ 31.1          25.2%       33.7        30.3         11.3%
Commercial                                 71.1        66.5           7.1%      151.8       138.8          9.3%
Industrial                                  7.1         7.0           1.6%      152.4       143.6          6.1%
Off system sales                           20.4         3.9            --        59.5        15.9           --
Power generation                            5.5         4.8          14.5%      211.7       177.0         19.6%
Other revenues                             15.0        14.6           2.5%         --          --           --
                                         ------      ------                     -----      ------
                                         $158.1      $127.9          23.6%      609.1       505.6         20.5%
                                         ======      ======                     =====       =====

BY SALES TYPE:
System supply                            $118.6      $ 97.4          21.8%      183.3       159.5         14.9%
Transportation                             24.5        15.9          54.2%      425.8       346.1         23.0%
Other revenues                             15.0        14.6           2.5%         --          --           --
                                         ------      ------                     -----       -----
                                         $158.1      $127.9          23.6%      609.1       505.6         20.5%
                                         ======      ======                     =====       =====
Average customers                         258.6       247.5           4.5%
                                         ======      ======



DIVERSIFIED COMPANIES - OPERATING RESULTS

         TECO POWER SERVICES recorded year-to-date net income of $17.7 million compared to $6.8 million for the same period last year. The $10.9 million increase primarily reflects commencement of operation of the 120-megawatt San Jose Power Station in Guatemala in January and the commercial operation of the Hardee Power Station expansion in May of this year. Higher business development expenses partially offset the increases.

                                                                      FORM 10-Q


         TECO TRANSPORT'S year-to-date net income was $14.3 million, an increase of over 9 percent compared to last year's $13.1 million. This increase was driven by higher revenues from strong Tampa Electric, export grain and northbound river tonnages offsetting higher fuel costs and lower phosphate movements, and higher gains on asset dispositions in 2000 versus 1999. .

         TECO COAL reported net income year-to-date of $8.6 million, an increase of $1.2 million over last year reflecting the addition of the synthetic fuel facilities in the second quarter of 2000. TECO Coal's six-month results included $9.1 million of Federal Income Tax credits on the coal produced and sold from the synthetic fuel facilities. TECO Coal's results also reflect the expiration of the Tampa Electric contract at the end of 1999, which partially offset the increase from the operation of the synthetic fuel facilities.

         TECO Energy's other diversified companies recorded net income of $12.6 million for the six months ended June 30, 2000, an increase of over 8 percent from net income of $11.6 million for the same period last year. The increase was driven primarily by improved results at TECO Coalbed Methane due to higher gas prices.


         OTHER Year-to-date allowance for other funds used during construction (AFUDC) was $1.0 million compared to $0.2 million for the same period last year. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $75.0 million for the year-to-date period ended June 30, 2000 compared to $53.7 million for the same period in 1999. This increase is a result of higher borrowing levels and higher interest rates.

         The effective income tax rate on net income from continuing operations for the six-month period ended June 30, 2000 was 21.0 percent compared to 29.7 percent last year. This decrease primarily reflects the substantial increase in non-conventional fuels tax credits related to the recently acquired synthetic fuel facilities at TECO Coal. For the six months ended June 30, 2000, these tax credits totaled $9.1 million and $8.3 million, respectively at TECO Coal and TECO Coalbed Methane, compared to $8.5 million at TECO Coalbed Methane for the same period last year. The decrease also reflects the tax impact for increased foreign operations versus the same period last year. (See Note F on page 8.)


DISCONTINUED OPERATIONS

         In November 1999, TECO Energy's automated energy management system subsidiary, TeCom, sold its assets for $1.0 million in cash. The after-tax loss from discontinued operations for the three-and six-months ended June 30, 1999 were $0.9 million and $1.8 million, respectively. (See Note B on page 7.)

         In March, 1999, TECO Oil & Gas sold its subordinated note from American Resources Offshore, Inc. (ARO) to a third party for $500,000 in cash. In a separate transaction, ARO agreed to assume disputed joint billing payments of approximately $425,000. The net gain of $0.6 million recorded in 1999's first quarter related to these two transactions. (See Note C on page 7.)


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments. However, the company expects that some part of its capital requirements, as well as any significant new investments, will be funded with external capital, which may include debt of various maturities, preferred stock or common stock. Construction work in progress decreased by $39 million since Dec. 31, 1999, due to placing the San Jose plant in service partially offset by additional expenditures related to equipment startup and commissioning activities for the Hamakua Power Station project and ongoing construction activities for the Commonwealth Chesapeake Power Station facility as discussed below. Notes payable increased $353 million since Dec. 31, 1999, reflecting the additions of the San Jose plant, expenditures for the Commonwealth Chesapeake Power Station, purchase of synthetic fuel facilities and the acquisition of an additional interest in the ECK Generating Project. Each of these matters is described below. TECO Energy expects to replace a portion of its short-term debt with longer term borrowings during the second half of 2000.

         In September 1999, TECO Energy announced a program for the repurchase of up to $150 million of its outstanding common stock. To date, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $144.7 million. (See Note H on page 9.)

                                                                      FORM 10-Q


         In November 1999, TM Power Ventures L.L.C. (TMPV), a joint venture between TECO Power Services and Mosbacher Power Partners L.P., executed an agreement with NCP of Virginia, L.L.C. to build, own and operate a 312-megawatt electric generating facility on the Delmarva Peninsula in Virginia. This generating facility, the Commonwealth Chesapeake Power Station, is scheduled to be on-line in two phases with 135 megawatts expected to be in service in August 2000 and the remaining capacity expected to be in service by June 2001. The estimated $175 million project cost is expected to be financed with non-recourse debt and equity from the partners. Plans for the financing of the project are proceeding, and based upon the projected timing for permit receipts and project completion, the expected funding date is early September 2000.

         Also in November 1999, TPS announced its 50-percent participation in a 60-megawatt facility under construction in Hamakua, Hawaii. The project continues to make draws under a lease financing arrangement, which is supported by guarantees from the project sponsors. Commercial operation of the facility is scheduled for late November 2000.

         In January 2000, TMPV acquired an additional 13.35-percent ownership interest in the ECK Generating Project, increasing TPS' investment in the Czech project by $19.5 million. TMPV is continuing its efforts to seek a qualified buyer for TMPV's entire interest in the project.

         As previously discussed in Form 10-Q for the quarter ended March 31, 2000, TPS became the 100-percent owner of the San Jose Power Station in February 2000. Conversion of the construction loan to permanent non-recourse financing was delayed, and closing on the financing is now scheduled to occur in August 2000.

         In January 2000, TECO Coal purchased two existing synthetic fuel production facilities which qualify for Section 29 tax credits through 2007. Commercial operation began well ahead of schedule during the second quarter of 2000.

RECENT DEVELOPMENTS

         On May 3, 2000, the governor of Florida by executive order created a commission charged with proposing a comprehensive energy plan and strategy for the state. The 17 member Energy 2020 Study Commission will address issues including the current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electrical industry competition, environmental impacts of energy supply, energy conservation, and fiscal impacts of energy supply options on taxpayers and energy providers. The Commission will convene its first meeting in September 2000, and will provide a written report containing specific recommendations, including legislature recommendations, by December 1, 2001.

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

         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133, and is continuing to evaluate and document all derivatives and hedging relationships. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at both the regulated natural gas utility and unregulated propane business, and to limit exposure to fuel price increases at TECO Transport. TECO Energy has not used derivatives or other financial products for speculative purposes. The company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements since activity in derivatives has been relatively minimal and short-term in duration. Management will continue to evaluate all current and possible future uses of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

ACCOUNTING FOR REPAIR AND MAINTENANCE COSTS FOR PLANNED MAJOR MAINTENANCE ACTIVITIES

         TECO Energy and its subsidiaries charge the cost of repairs and maintenance to expense as incurred. One exception to this is at TPS' Alborada Power Station in Guatemala (TCAE). For this facility, revenue deferrals are recorded to recognize the portion of billings that reflect payments for major maintenance and overhaul expenses that will take place in the future. This liability is included on the balance sheet in Other deferred credits. Amounts deferred are not significant.

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

         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at June 30, 2000.

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

                                                                      FORM 10-Q


                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  As previously reported, Gatliff Coal Company, a subsidiary of TECO Coal, has been the subject of a federal investigation arising from the discharge of waste water from an orphan mine pit that allegedly was not in compliance with discharge restrictions in applicable permits. In July 2000, in order to resolve this matter, Gatliff entered a guilty plea to a misdemeanor violation of the Rivers and Harbors Act for negligent discharge of waste, and agreed to pay a fine of $20,000 and contribute $180,000 to environmental protection projects in the region. Sentencing is scheduled for sometime in September 2000. Gatliff's plea is conditioned on the finalization of a compliance agreement with the Environmental Protection Agency providing that neither Gatliff nor its affiliates will be subject to debarment or suspension with respect to governmental contracts as a result of this plea. If such compliance agreement is not completed prior to sentencing, Gatliff may withdraw its plea.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.1 Form of Replacement Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

         10.2 Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

         10.3 Form of Performance Shares Agreement between TECO Energy, Inc. and certain TECO Power Services Corporation officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

         12       Ratio of earnings to fixed charges

         27 Financial data schedule - six months ended June 30, 2000 (EDGAR filing only)


         (b)      REPORTS ON FORM 8-K

                  The registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                  The registrant filed a Current Report on Form 8-K dated July 20, 2000, reporting under "Item 5. Other Events" TECO Energy, Inc.'s financial results and its outlook and corresponding guidance for earnings per share growth.

                                                                      FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                          TECO ENERGY, INC.
                                          (Registrant)




Date: Aug. 11, 2000                      *By: /s/ G. L. GILLETTE
                                         -------------------------------------
                                                  G. L. GILLETTE
                                                  Vice President - Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                                                                      FORM 10-Q


                               INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION OF EXHIBITS                                PAGE NO.

     10.1       Form of Replacement Performance Shares Agreement         23
                between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive
                Plan.

     10.2       Form of Performance Shares Agreement between TECO        28
                Energy, Inc. and certain officers under the TECO
                Energy, Inc. 1996 Equity Incentive Plan.

     10.3       Form of Performance Shares Agreement between TECO        33
                Energy, Inc. and certain TECO Power Services
                Corporation officers under the TECO Energy, Inc.
                1996 Equity Incentive Plan.

     12         Ratio of earnings to fixed charges                       38

     27         Financial data schedule - six months ended               --
                June 30, 2000.  (EDGAR filing only)