Form 10-Q
period 2000-09-30
TECO ENERGY INC
filed 2000-11-14
CIK 350563

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              Sept. 30, 2000
                              ---------------------------------------------


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period _____ to _____


Commission File Number 1-8180


                                TECO ENERGY, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                           59-2052286
             -------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 702 N. FRANKLIN STREET, TAMPA, FLORIDA                           33602
 --------------------------------------                        ----------
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

                       YES [X]                     NO [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (Oct. 31, 2000):

                     Common Stock, $1 Par Value 125,937,425



                      Index to Exhibits Appears on Page 26

                                  Page 1 of 33




===============================================================================

                                                                      FORM 10-Q

                         PART I. FINANCIAL INFORMATION



Item 1.  Condensed Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2000 and 1999, and the results of their operations and cash flows for the three- and nine-month periods ended Sept. 30, 2000 and 1999. The results of operations for the three- and nine- month periods ended Sept. 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2000. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on pages 7 through 13 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
             (in millions, except for share and per share amounts)



                                                              SEPT. 30,      DEC. 31,
                                                                2000           1999
                                                              --------       --------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $   26.4       $   97.5
     Receivables, less allowance for uncollectibles              371.7          261.9
     Inventories, at average cost
        Fuel                                                      79.2           84.0
        Materials and supplies                                    70.8           69.5
     Prepayments                                                  28.1           18.9
                                                              --------       --------
                                                                 576.2          531.8
                                                              --------       --------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                               4,447.8        4,140.9
        Gas                                                      641.5          590.0
     Construction work in progress                               233.5          291.1
     Other property                                            1,041.9        1,042.4
                                                              --------       --------
                                                               6,364.7        6,064.4
     Accumulated depreciation                                 (2,547.4)      (2,436.6)
                                                              --------       --------
                                                               3,817.3        3,627.8
                                                              --------       --------
OTHER ASSETS
     Other investments                                           223.0          117.2
     Investment in unconsolidated affiliates                     153.2          103.3
     Deferred income taxes                                       118.4          106.8
     Deferred charges and other assets                           282.0          203.2
                                                              --------       --------
                                                                 776.6          530.5
                                                              --------       --------
                                                              $5,170.1       $4,690.1
                                                              ========       ========


                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES
     Long-term debt due within one year                       $  228.7       $  155.8
     Notes payable                                               935.9          813.7
     Accounts payable                                            247.2          218.1
     Customer deposits                                            81.5           80.7
     Interest accrued                                             38.6           16.4
     Taxes accrued                                               141.9           36.9
                                                              --------       --------
                                                               1,673.8        1,321.6
DEFERRED INCOME TAXES                                            438.5          509.4
INVESTMENT TAX CREDITS                                            38.0           41.7
REGULATORY LIABILITY-TAX RELATED                                   9.4           13.3
OTHER DEFERRED CREDITS                                           172.2          178.5
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                1,359.8        1,207.8
COMMON EQUITY
     Common equity - 400 million shares authorized,
     $1 par value - outstanding 125,895,466 in 2000
     (after deducting 7,043,000 shares in Treasury
     at a cost of $144.7 million) and 126,655,557 in
     1999 (after deducting 5,435,100 shares in Treasury,
     at a cost of $114.8 million)                              1,530.2        1,472.5
     Unearned compensation                                       (51.8)         (54.7)
                                                              --------       --------
                                                              $5,170.1       $4,690.1
                                                              ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
               (in millions, except share and per share amounts)


FOR THE THREE MONTHS ENDED SEPT. 30,                         2000           1999
                                                          ---------      ---------

REVENUES                                                  $   614.7      $   555.9
                                                          ---------      ---------

EXPENSES
     Operation                                                357.9          291.1
     Maintenance                                               29.9           30.5
     Depreciation                                              68.8           58.1
     Taxes, other than income                                  37.1           37.4
                                                          ---------      ---------
                                                              493.7          417.1
                                                          ---------      ---------

INCOME FROM OPERATIONS                                        121.0          138.8

OTHER INCOME
     Other income (expense), net                               11.4          (13.7)
                                                          ---------      ---------

INCOME BEFORE INTEREST AND INCOME TAXES                       132.4          125.1

INTEREST EXPENSE                                               48.8           37.4
                                                          ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                       83.6           87.7
Provision for income taxes                                      1.6           31.8
                                                          ---------      ---------

NET INCOME FROM CONTINUING OPERATIONS                          82.0           55.9

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $0.4 MILLION                                    --           (0.7)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
  INCOME TAX BENEFIT OF $7.8 MILLION                             --          (12.9)
                                                          ---------      ---------


NET INCOME                                                $    82.0      $    42.3
                                                          =========      =========

Average common shares outstanding - basic                     125.6          131.9
                                                          =========      =========
Average common shares outstanding -diluted                    126.1          132.0
                                                          =========      =========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    From continuing operations
       Basic and diluted                                  $    0.65      $    0.42
                                                          =========      =========

    Net income
       Basic and diluted                                  $    0.65      $    0.32
                                                          =========      =========


DIVIDEND PER COMMON SHARE OUTSTANDING                     $   0.335      $   0.325
                                                          =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
               (in millions, except share and per share amounts)


FOR THE NINE MONTHS ENDED SEPT. 30,                          2000            1999
                                                          ----------      ----------

REVENUES                                                  $  1,698.7       $ 1.493.0
                                                          ----------      ----------

EXPENSES
     Operation                                                 951.7           780.7
     Maintenance                                               109.5            90.8
     Depreciation                                              194.8           173.0
     Taxes, other than income                                  113.9           112.7
                                                          ----------      ----------
                                                             1,369.9         1,157.2
                                                          ----------      ----------

INCOME FROM OPERATIONS                                         328.8           335.8

OTHER INCOME
     Other income (expense), net                                19.0           (11.4)
                                                          ----------      ----------

INCOME BEFORE INTEREST AND INCOME TAXES                        347.8           324.4

INTEREST EXPENSE                                               123.8            91.1
                                                          ----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                       224.0           233.3
Provision for income taxes                                      31.0            75.1
                                                          ----------      ----------

NET INCOME FROM CONTINUING OPERATIONS                          193.0           158.2

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $1.4 MILLION                                     --            (2.5)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
  INCOME TAX BENEFIT OF $7.5 MILLION                              --           (12.3)
                                                          ----------      ----------

NET INCOME                                                $    193.0      $    143.4
                                                          ==========      ==========

Average common shares outstanding - basic                      125.8           132.0
                                                          ==========      ==========
Average common shares outstanding -diluted                     125.9           132.2
                                                          ==========      ==========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    From continuing operations
       Basic and diluted                                  $     1.53      $     1.20
                                                          ==========      ==========

    Net income
       Basic and diluted                                  $     1.53      $     1.09
                                                          ==========      ==========


DIVIDEND PER COMMON SHARE OUTSTANDING                     $    0.995      $    0.960
                                                          ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in millions)


FOR THE NINE MONTHS ENDED SEPT. 30,                                2000          1999
                                                                -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 193.0       $ 143.4
     Adjustments to reconcile net income to net cash
       Depreciation                                               194.8         173.0
       Deferred income taxes                                      (85.9)        (24.5)
       Investment tax credits, net                                 (3.7)         (3.7)
       Allowance for funds used during construction                (1.9)         (0.8)
       Amortization of unearned compensation                        6.8           6.6
       Gain on propane business disposal/sale, pretax             (13.6)           --
       Loss on disposal of discontinued operations, pretax           --          19.8
       Equity in earnings of unconsolidated affiliates             (4.5)         (3.0)
       Asset valuation adjustment, pretax                          14.2            --
       Deferred revenue                                              --           9.0
       Deferred recovery clause                                   (31.9)        (29.7)
       Refund to customers                                         (3.8)           --
       Charges, pretax                                               --          17.6
       Receivables, less allowance for uncollectibles             (97.3)        (41.0)
       Inventories                                                  1.9          10.3
       Taxes accrued                                              105.0          84.8
       Interest accrued                                            22.2           3.9
       Accounts payable                                            15.0         (55.8)
       Other assets and liabilities                                23.0         (12.8)
                                                                -------       -------
                                                                  333.3         297.1
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        (421.9)       (253.4)
     Allowance for funds used during construction                   1.9           0.8
     Purchase of minority interest                                (52.6)           --
     Purchase of mechanical contracting business                  (26.1)           --
     Proceeds from propane business disposal/sale, net             18.3            --
     Investment in unconsolidated affiliates                       (4.6)        (18.8)
     Other non-current investments                               (120.4)        (31.4)
                                                                -------       -------
                                                                 (605.4)       (302.8)
                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                             8.6           0.1
     Purchase of treasury stock                                   (29.9)        (13.4)
     Proceeds from issuance of long-term debt                     362.9            --
     Repayment of long-term debt                                 (137.6)        (11.6)
     Net increase in short-term debt                              122.2         150.3
     Payment of dividends                                        (125.2)       (126.7)
                                                                -------       -------
                                                                  201.0          (1.3)
                                                                -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (71.1)         (7.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   97.5          16.9
                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  26.4       $   9.9
                                                                =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The company has adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the nine-month periods ended Sept. 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.


B. In February 2000, TECO Energy, Inc. entered into an agreement to form US Propane, a joint venture, to combine its Peoples Gas Company (PGC) propane operations with the propane operations of Atmos Energy Corporation, AGL Resources Inc. and Piedmont Natural Gas Company, Inc. In June 2000, US Propane announced that it would combine its propane operations with those of Heritage Propane Partners, L.P. to create the fourth largest retail propane distributor in the United States that will distribute propane to over 480,000 customers in 28 states. Through a series of transactions completed Aug. 10, 2000, US Propane sold its propane business to Heritage Propane Partners for approximately $180 million in cash and other consideration, and purchased all of the outstanding common stock of Heritage Holdings, Inc., the general partner of Heritage Propane Partners, for $120 million. US Propane now owns the general partner interest and 34 percent of the limited partnership interests of Heritage Propane Partners. TECO Energy, Inc., through its wholly owned subsidiary TECO Propane Ventures, LLC (TPV), is accounting for its $40.8 million, or approximate 38 percent interest in US Propane under the equity method of accounting. As a result of these transactions, TPV also received $19.3 million in cash and recognized a pre-tax gain of $13.6 million ($8.3 million after tax) on the sale of PGC assets and liabilities to the extent acquired by US Propane and Heritage Propane Partners.


C. In September 2000, TECO Energy, Inc. acquired BCH Mechanical, Inc. and its affiliated companies ("BCH") accounting for the transaction using the purchase method of accounting. BCH is one of the leading mechanical contracting firms in Florida. In connection with this transaction, TECO Solutions was formed to support TECO Energy's strategy of offering customers a comprehensive and competitive package of energy services and products. Operating companies under TECO Solutions include TECO BGA (formerly Bosek, Gibson and Associates), BCH, TECO Gas Services and TECO Properties. TECO Energy purchased a combination of stock and assets of the BCH companies for $34.8 million, comprised of $26.1 million in cash, $2.9 million in notes, and 233,819 shares of TECO Energy, Inc. common stock. Goodwill of $25.9 million representing the excess of purchase price over the fair market value of assets acquired was recorded, and is being amortized on a straight-line basis over 20 years. BCH is included within the Other diversified businesses segment. A summary of the assets acquired and liabilities assumed is set forth:

                                                               millions
                                                               --------
                  Accounts Receivable                          $  16.3
                  Other current assets                             3.7
                  Property, Plant and Equipment, net               0.8
                  Goodwill                                        25.9
                  Accounts Payable                               (11.9)
                                                               -------
                        Net Assets acquired                    $  34.8
                                                               =======


D. As reported in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1999, the assets of TeCom were sold for $1.0 million in cash in November 1999. TECO Energy reported a net after-tax loss on disposal of discontinued operations of $12.9 million in the third quarter of 1999. After-tax losses from discontinued operations were $0.7 million and $2.5 million for the three- and nine-month periods ended Sept. 30, 1999, respectively. Total revenues from discontinued operations related to TeCom were $0.3 million and $1.2 million for the three- and nine- month periods ended Sept. 30, 1999, respectively. There were no revenues reported in 2000.

E. A $0.6 million after-tax gain on disposal of discontinued operations was recorded in the first quarter of 1999 relating to the sale of TECO Oil & Gas Inc.'s offshore assets previously reported in the company's Annual Reports on Form 10-K for the years ended Dec. 31, 1998 and 1999. There were no significant revenues from the discontinued oil and gas operations in 2000 or 1999.

F. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2000 will be as follows:


                                                               millions
                                                               --------
             Capital Expenditures:
                 Tampa Electric Company
                    Tampa Electric division                      $268
                    Peoples Gas System division                    78
                 TECO Power Services Corporation                  346
                 TECO Transport Corporation                        19
                 TECO Coal Corporation                             50
                 Other diversified businesses                      11
                                                                 ----
                                                                 $772
                                                                 ====

             Other Capital Investments:
                 TECO Power Services Corporation -
                    Investment in unconsolidated affiliates      $ 60
                                                                 ====
                    Other Investments                            $117
                                                                 ====

                  Capital investments at TECO Power Services include commitments related to projects recently acquired from GenPower (see Note O on page
         13). Other Investments reflect TPS' recent $93 million investment in the form of a loan with an affiliate of Panda Energy International relating to two projects in Texas.

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


G. Revenues reflected the reversal of $2.8 million of revenues previously deferred for future refund to customers for the three-month period ended Sept. 30, 1999, and the deferral for refund to customers of $1.1 million in the nine-month period ended Sept. 30, 1999, associated with 1999 earnings at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. On Aug. 1, 2000, the FPSC approved a stipulation entered into by the Office of Public Counsel (OPC), Florida Industrial Power Users Group (FIPUG), and Tampa Electric settling the deferred revenue refund amount for 1997 and 1998. Tampa Electric began a $13 million refund to its customers on Sept. 1, 2000 which will continue until Dec. 31, 2000. The amount of this refund is essentially the same as the amount originally approved by the FPSC for the years 1997 and 1998. On Oct. 12, 2000, the FPSC staff issued its recommendation for the 1999 refund amount of $6.1 million. OPC disagreed with the staff's recommendation stating that the refund should be $8.3 million higher as a result of corporate income tax provisions and settlements related to prior years' tax returns. Tampa Electric estimates the refund to be $4.3 million. The final decision may not be made until 2001.

H. In the third quarter of 2000, the company recorded a gain of $13.6 million ($8.3 million after-tax) from the US Propane and Heritage Propane transactions, as discussed in Note B on page 7. This gain substantially offset charges of $8.4 million ($5.2 million after-tax) to adjust the value of leveraged leases at TECO Investments, and $6.2 million ($3.8 million after-tax) to adjust property values at TECO Properties.

                  In the third quarter of 1999, the company recognized certain one-time charges totaling $16.1 million, after tax, or $.12 per share. A one-time charge of $10.5 million ($6.4 million after-tax, or $.05 per share) was recorded at Tampa Electric based on Florida Public Service Commission (FPSC) audits of Tampa Electric's 1997 and 1998 earnings, which among other things, limited its equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.

                  After-tax charges totaling $6.1 million were also recognized in 1999 reflecting corporate income tax provisions and settlements related to prior years' tax returns. These charges were recorded at Tampa Electric (a $3.8 million net after-tax charge, after recovery under the then current regulatory agreement), at TECO Investments (a $4.3 million after-tax charge) and at TECO Energy (a $2.0 million after-tax benefit).

                  A charge of $6.0 million ($3.6 million after tax) was recorded in 1999 to adjust the carrying value of certain investments in leveraged aircraft leases to reflect lower anticipated residual values.


I. The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted below. The non-conventional fuels tax credits are generated annually on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration that could impact the qualification of Section 29 synthetic fuel tax credits. The estimated effective tax rate utilized in computing year-to-date income tax expense reflects current full year estimates of non-conventional fuels tax credits of approximately $50 million, resulting in lower income tax expense in the current quarter due to the timing of the recognition of tax expense on an interim basis.


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPT. 30,                  SEPT. 30,
                                                   --------------------        --------------------
(in millions)                                       2000          1999          2000          1999
                                                   ------        ------        ------        ------

Net income from continuing operations              $ 82.0        $ 55.9        $193.0        $158.2
Total income tax provision                            1.6          31.8          31.0          75.1
                                                   ------        ------        ------        ------
Income from continuing operations
  before income taxes                              $ 83.6        $ 87.7        $224.0        $233.3
                                                   ======        ======        ======        ======

Income taxes on above at federal
  statutory rate of 35%                            $ 29.3        $ 30.7        $ 78.4        $ 81.7
Increase (Decrease) due to:
  State income tax, net of federal income tax         2.2           2.8           6.1           7.4
  Amortization of investment tax credits             (1.2)         (1.5)         (3.7)         (4.0)
  Non-conventional fuels tax credit                 (26.3)         (4.4)        (43.6)        (12.9)
  Permanent reinvestment for foreign income          (1.6)         (0.4)         (6.4)         (0.9)
  Other                                              (0.8)          4.6           0.2           3.8
                                                   ------        ------        ------        ------
Total income tax provision from
  continuing operations                            $  1.6        $ 31.8        $ 31.0        $ 75.1
                                                   ======        ======        ======        ======
Provision for income taxes as a percent of
  income from continuing operations,
  before income taxes                                 1.9%         36.3%         13.8%         32.2%
                                                   ======        ======        ======        ======

J. The reconciliation of basic and diluted earnings per share is shown below:

        THREE MONTHS ENDED SEPT. 30,                         2000        1999
                                                           --------    --------
         (In millions, except per share amounts)

         Numerator (Basic and Diluted)
         Net income from continuing operations             $   82.0    $   55.9
         Net income                                        $   82.0    $   42.3

         Denominator
         Average number of shares outstanding - basic         125.6       131.9
         Plus: incremental shares for assumed
          conversions: Stock options at end of period           4.1         1.2
         Less: Treasury shares which could be purchased        (3.6)       (1.1)
                                                           --------    --------
         Average number of shares outstanding - diluted       126.1       132.0
                                                           ========    ========

         EARNINGS PER SHARE FROM CONTINUING OPERATIONS
           Basic and Diluted                               $   0.65    $   0.42
                                                           ========    ========

         EARNINGS PER SHARE
           Basic and Diluted                               $   0.65    $   0.32
                                                           ========    ========


         NINE MONTHS ENDED SEPT. 30,                           2000        1999
                                                           --------    --------
         (In millions, except per share amounts)

         Numerator (Basic and Diluted)
         Net income from continuing operations             $  193.0    $  158.2
         Net income                                        $  193.0    $  143.4

         Denominator
         Average number of shares outstanding - basic         125.8       132.0
         Plus: incremental shares for assumed
          conversions: Stock options at end of period           2.2         2.3
         Less: Treasury shares which could be purchased        (2.1)       (2.1)
                                                           --------    --------
         Average number of shares outstanding - diluted       125.9       132.2
                                                           ========    ========

         EARNINGS PER SHARE FROM CONTINUING OPERATIONS
           Basic and Diluted                               $   1.53    $   1.20
                                                           ========    ========

         EARNINGS PER SHARE
           Basic and Diluted                               $   1.53    $   1.09
                                                           ========    ========


K. In late September 1999, TECO Energy, Inc. announced a program to repurchase up to $150 million of its outstanding common stock. Shares acquired constitute treasury shares. In the nine months ended Sept. 30, 2000, the company acquired 1.6 million shares of its outstanding common stock at a cost of $29.9 million; the average per share price was $18.62. Since the program was announced, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $144.7 million at an average per share price of $20.55. The company's share repurchase program favorably impacted earnings in the third quarter and year-to-date periods of 2000 by approximately $.02 and $.05 per share, respectively.

L. On Aug. 21, 2000, Tampa Electric Company issued $150 million of Reset Put Securities (the Tampa Electric Notes) due 2015. The Tampa Electric Notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 7.375%. If the remarketing agent appointed by Tampa Electric Company in connection with the issue of the Tampa Electric Notes exercises its right to purchase the Tampa Electric Notes on Sept. 1, 2002, for the following ten years the Tampa Electric Notes will bear interest at an annual rate of 5.75% plus a premium based on Tampa Electric Company's then current credit spread above United States Treasury Notes with ten years to maturity. Otherwise, the Tampa Electric Notes may be remarketed for periods selected by Tampa Electric Company at fixed or floating market rates of interest. Net proceeds to Tampa Electric Company were 102.8 percent of the principal amount and included a premium paid to Tampa Electric Company by the remarketing agent for the right to purchase the Tampa Electric Notes in 2002 which is being amortized over two years. Proceeds from the Tampa Electric Note issuance were used to repay short-term debt and for general corporate purposes.


M. On Sept. 25, 2000, TECO Energy issued $200 million of Remarketable or Redeemable Securities (the TECO Notes) due 2015. The TECO Notes are subject to mandatory tender on Oct. 1, 2002, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 7.0%. If the remarketing agent appointed by TECO Energy in connection with the issue of the TECO Notes exercises its right to purchase the TECO Notes on Oct. 1, 2002, for the following ten years the TECO Notes will bear interest at an annual rate of 5.86% plus a premium based on TECO Energy's then current credit spread above United States Treasury Notes with ten years to maturity. Otherwise, the TECO Notes may be remarketed for interest periods selected by TECO Energy at fixed or floating market rates of interest. Net proceeds to TECO Energy were 103.2 percent of the principal amount and included a premium paid to TECO Energy by the remarketing agent for the right to purchase the TECO Notes in 2002 which is being amortized over two years. Proceeds from the TECO Note issuance were used to repay short-term debt and for general corporate purposes.


N. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, operating income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

         CONTRIBUTIONS BY BUSINESS SEGMENT (in millions)


                                                             OPERATING    NET
                                                 REVENUES(1) INCOME(1) INCOME(1)
                                                 ----------- --------- ---------

         THREE MONTHS ENDED SEPT. 30, 2000
         Tampa Electric Company
              Tampa Electric division (3)        $391.8      $108.0    $ 54.7
              Peoples Gas System division          72.0         7.5       3.3
                                                 ------      ------    ------
                                                  463.8       115.5      58.0
           TECO Transport (4)                      68.1        14.3       8.0
           TECO Coal (5) (6)                       62.4        10.2      15.7
           TECO Power Services (7) (8)             56.5         4.5       7.0
           Other diversified
              businesses (9) (10)                  28.9         1.2      10.4
                                                 ------      ------    ------
                                                  679.7       145.7      99.1
         Other and eliminations (11)              (65.0)      (24.7)    (17.1)
                                                 ------      ------    ------
         TECO Energy consolidated                $614.7      $121.0    $ 82.0
                                                 ======      ======    ======


                                                                       OPERATING         NET
                                                       REVENUES(1)     INCOME(1)      INCOME(1)
                                                       -----------     ---------      ---------

         THREE MONTHS ENDED SEPT. 30, 1999
         Tampa Electric Company
              Tampa Electric division (2) (3) (12)      $  358.6       $   96.7       $   53.0
              Peoples Gas System division                   57.2            6.4            2.5
                                                        --------       --------       --------
                                                           415.8          103.1           55.5
           TECO Transport (4)                               65.1           12.2            6.8
           TECO Coal (5)                                    60.5            5.5            4.2
           TECO Power Services (7) (8)                      32.2            3.7            3.7
           Other diversified businesses (9)                 28.1            8.5            6.9
                                                        --------       --------       --------
                                                           601.7          133.0           77.1
         Other and eliminations (13)                       (45.8)           5.8          (21.2)
                                                        --------       --------       --------
         TECO Energy consolidated                       $  555.9       $  138.8       $   55.9
                                                        ========       ========       ========


         NINE MONTHS ENDED SEPT. 30, 2000
         Tampa Electric Company
              Tampa Electric division (3)               $1,024.8       $  235.8       $  118.9
              Peoples Gas System division                  230.1           34.0           15.9
                                                        --------       --------       --------
                                                         1,254.9          269.8          134.8
           TECO Transport (4)                              202.4           40.3           22.3
           TECO Coal (5) (6)                               169.5           17.5           24.3
           TECO Power Services (7) (8)                     144.2           19.8           24.6
           Other diversified businesses (9) (10)           100.5           17.3           23.1
                                                        --------       --------       --------
                                                         1,871.5          364.7          229.1
         Other and eliminations (11)                      (172.8)         (35.9)         (36.1)
                                                        --------       --------       --------
         TECO Energy consolidated                       $1,698.7       $  328.8       $  193.0
                                                        ========       ========       ========


         NINE MONTHS ENDED SEPT. 30, 1999
         Tampa Electric Company
              Tampa Electric division (2) (3) (12)      $  923.8       $  220.0       $  115.1
              Peoples Gas System division                  185.1           29.7           13.3
                                                        --------       --------       --------
                                                         1,108.9          249.7          128.4
           TECO Transport (4)                              183.5           35.4           19.9
           TECO Coal (5)                                   172.9           15.7           11.7
           TECO Power Services (7) (8)                      84.9           12.1           10.4
           Other diversified businesses (9)                 74.6           21.7           18.5
                                                        --------       --------       --------
                                                         1,624.8          334.6          188.9
         Other and eliminations (13)                      (131.8)           1.2          (30.7)
                                                        --------       --------       --------
         TECO Energy consolidated                       $1,493.0       $  335.8       $  158.2
                                                        ========       ========       ========

         (1)  From continuing operations.

         (2) The electric division revenues reflect the reversal of $2.8 million of previous deferrals for refund to customers for the three-month period ended Sept. 30, 1999. It deferred $1.1 million for the nine-months ended Sept. 30, 1999. See Note G on page 8.

         (3) Revenues from sales to affiliates were $10.1 million and $24.0 million respectively, for the three and nine months ended Sept. 30, 2000, and $8.3 million and $19.5 million respectively, for the three and nine months ended Sept. 30, 1999.

         (4) Revenues from sales to affiliates were $26.2 million and $90.6 million respectively, for the three and nine months ended Sept. 30, 2000, and $26.5 million and $73.2 million respectively, for the three and nine months ended Sept. 30, 1999.

         (5) Revenues from sales to affiliates were $1.3 million and $4.3 million respectively, for the three and nine months ended Sept. 30, 2000, and $6.2 million and $16.7 million respectively, for the three and nine months ended Sept. 30, 1999.

         (6) Operating income includes the reclassification of non-conventional fuels tax credits related to synthetic fuel coal production of $22.4 million and $31.5 million respectively, for the three and nine months ended Sept. 30, 2000. In the Consolidated Statements of Income, these tax credits are part of the provision for income taxes. There were no such credits in 1999.

         (7) Revenues from sales to affiliates were $25.3 million and $49.7 million respectively, for the three and nine months ended Sept. 30, 2000, and $12.6 million and $29.7 million respectively, for the three and nine months ended Sept. 30, 1999.

         (8) Operating income includes the reclassification of interest expense on the limited-recourse debt related to the independent power operations of $4.6 million and $12.4 million respectively, for the three and nine months ended Sept. 30, 2000, and $2.8 million and $7.9 million respectively, for the three and nine months ended Sept. 30, 1999. In the Consolidated Statements of Income, the interest is part of interest expense.

         (9) Operating income includes the reclassification of non-convention fuels tax credits related to coalbed methane production of $3.8 million and $12.1 respectively, for the three and nine months ended Sept. 30, 2000, and $4.4 million and $12.9 million respectively, for the three and nine months ended Sept. 30, 1999. In the Consolidated Statements of Income, these tax credits are part of the provision for income taxes.

         (10) Net income for the three and nine month periods ended Sept. 30, 2000 includes an after-tax gain of $8.3 million from the US Propane and Heritage transactions, partially offset by a $3.8 million charge to adjust property values at TECO Properties as discussed in Note H on page 9.

         (11) Net income for the three and nine month periods ended Sept. 30, 2000 includes a $5.2 million charge to adjust the value of leveraged leases as discussed in Note H on page 9.

         (12) Revenues and operating income for the three and nine month periods ended Sept. 30, 1999 exclude a $7.9 million benefit related to the charges discussed in Note H on page 9. Net income for the three and nine month periods ended Sept. 30, 1999 excludes the after-tax impact of charges totaling $10.2 million as discussed in Note H on page 9.

         (13) Revenues and operating income include a credit of $7.9 million for the three and nine months ended Sept. 30, 1999. Net income for the three and nine month periods ended Sept. 30, 1999 include the after-tax impact of charges totaling $10.2 million related as discussed in Note H on page 9.


O. On Oct. 31, 2000, TECO Energy, Inc's TECO Power Services subsidiary acquired Genesis Power Corporation, LLC's (GenPower) interests in two independent power projects being developed in Arkansas and Mississippi. The combined capacity of the two plants will be nearly 1,200 megawatts. It is estimated that the total cost of both projects will be approximately $730 million, and TPS' equity investment in the projects is expected to be approximately $330 million. These projects are scheduled for commercial service during the second half of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: TPS' ability to successfully complete its projects on schedule and within budget; TECO Energy's ability to find and successfully implement attractive investments in unregulated businesses; interest rates and other factors that could impact TECO Energy's ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric industry; commodity price changes; energy price changes affecting TPS' merchant plants; changes in law, regulation, or administration impacting the qualification of Section 29 synthetic fuel tax credits; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPT. 30, 2000:

         Net income from continuing operations for the quarter ended Sept. 30, 2000 was $82.0 million, or $.65 per share, up from the $72.0 million recorded before charges, or $.54 per share, for the three-month period ended Sept. 30, 1999. The third quarter 2000 results include an after-tax gain of $8.3 million from the US Propane and Heritage Propane transactions which substantially offset after-tax charges of $5.2 million to adjust the value of leveraged leases at TECO Investments, and $3.8 million to adjust property values at TECO Properties. Third quarter 1999 net income including charges of $16.1 million was $55.9 million, or $.42 per share These charges are discussed in Note H on page 9. Results for the quarter relative to last year reflected the continued strong customer growth in the core electric and gas businesses, contributions from TECO Power Services' San Jose and Hardee expansion projects, good operating conditions and markets at TECO Transport, and the addition of synthetic fuel production at TECO Coal. These were partially offset by higher costs and expenses. Net income for the third quarter of 1999 after discontinued operations was $42.3 million, or $.32 per share.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's net income for the third quarter was $54.7 million, compared with $53.0 million excluding charges, for the same period last year. Net income for 1999 including the charges discussed in Note H on page 9 was $42.8 million. The company showed improved results from strong customer growth of more than 3 percent and energy sales growth of 3 percent. Expenses for the three months ended Sept. 30, 2000 reflected higher depreciation due to the scrubber addition at Big Bend. Purchased power costs were higher primarily due to unit availability decreases as a result of the outage at Gannon 6. Also included in Tampa Electric's third quarter 2000 results was a $4.5 million after-tax provision for interest associated with income tax disputes. A summary of the operating statistics for the three months ended Sept. 30, 2000 and 1999 is below:

(in millions, except average
customers)                                 OPERATING REVENUES                         KILOWATT-HOUR SALES
                                 --------------------------------------       -------------------------------------
THREE MONTHS ENDED SEPT. 30,       2000          1999            CHANGE         2000          1999           CHANGE
---------------------------      --------      --------          ------       -------       -------          ------

Residential                      $  186.8      $  174.2            7.3%       2,251.0       2,224.8            1.2%
Commercial                          104.9          96.3            8.9%       1,531.2       1,507.5            1.6%
Industrial - Phosphate               17.0          17.7           -4.2%         295.4         301.3           -1.9%
Industrial - Other                   16.7          15.4            9.1%         275.1         263.4            4.4%
Other sales of electricity           25.0          23.3            7.2%         353.8         350.8            0.8%
Deferred and other revenues           1.4           6.0          -77.1%            --            --             --
                                 --------       --------                      -------       -------
                                    351.8         332.9            5.7%       4,706.5       4,647.8            1.3%
Sales for resale                     32.0          26.3           21.7%         764.2         664.7           15.0%
Other operating revenue               8.0           7.3            8.8%            --            --             --
                                 --------       --------                      -------       -------
                                 $  391.8      $  366.5            6.9%       5,470.7       5,312.5            3.0%
                                 ========      ========                       =======       =======
Average customers                   560.5         543.3            3.2%
                                 ========      ========
System Net Input                                                              5,071.8       4,975.4            1.9%
                                                                              ========      =======

TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Peoples Gas System (PGS) reported net income of $3.3 million for the quarter, compared with $2.5 million last year. The increase was primarily driven by customer growth of almost 5 percent, along with commercial gas sales to new customers in Southwest Florida and increased volumes for electric power generators. A summary of the operating statistics for the three months ended Sept. 30, 2000 and 1999 is below:


(in millions, except average
customers)                                OPERATING REVENUES                       THERMS
                                   -------------------------------       ---------------------------
THREE MONTHS ENDED SEPT. 30,       2000        1999         CHANGE       2000       1999      CHANGE
----------------------------       ----        ----         ------       ----       ----      ------

BY CUSTOMER SEGMENT:
Residential                       $ 12.5      $ 11.4          9.7%        8.0        8.2       -1.6%
Commercial                          32.4        27.4         18.4%       61.9       63.1       -1.9%
Industrial                           2.6         2.9         -9.0%       59.2       61.0       -2.9%
Off system sales                    14.5         7.1           --        30.0       23.6       26.7%
Power generation                     2.6         2.6         -3.5%      126.4      121.4        4.1%
Other revenues                       7.4         5.8         28.5%         --         --         --
                                  ------      ------                   ------     ------
                                  $ 72.0      $ 57.2         25.8%      285.5      277.3        3.0%
                                  ======      ======                   ======     ======

BY SALES TYPE:
System supply                     $ 53.6      $ 40.1         33.8%       72.0       66.0        9.1%
Transportation                      11.0        11.3         -3.6%      213.5      211.3        1.1%
Other revenues                       7.4         5.8         28.5%         --         --         --
                                  ------      ------                   ------     ------
                                  $ 72.0      $ 57.2         25.8%      285.5      277.3        3.0%
                                  ======      ======                   ======     ======

Average customers                  257.4       246.2          4.6%
                                  ======      =====


DIVERSIFIED COMPANIES - OPERATING RESULTS

         TECO POWER SERVICES (TPS) recorded significantly higher net income of $7.0 million for the three months ended Sept. 30, 2000 compared to $3.7 million for the same period last year. Improvements for the quarter primarily reflected contributions from the commencement of operation of the 120-megawatt San Jose Power Station in Guatemala in January and of the Hardee Power Station expansion in May of this year.

         TECO TRANSPORT reported net income of $8.0 million in the third quarter, compared with $6.8 million last year. Increased movements for Tampa Electric, strong government grain shipments and higher northbound river volumes were partially offset by higher fuel prices and lower phosphate shipments.

         TECO COAL reported net income of $15.7 million in the third quarter, up from $4.2 million last year. These results were driven primarily by production from the synthetic fuel facilities acquired earlier in 2000, which more than offset the impact of the expiration of the Tampa Electric contract at the end of 1999. TECO Coal's results for the third quarter of 2000 included $22.4 million of Federal Income Tax credits on the coal produced and sold from these synthetic fuel facilities.

         TECO Energy's other diversified companies recorded net income of $10.4 million for the quarter ended Sept. 30, 2000, compared with $6.9 million for the same period last year. The increase was driven by improved results at TECO Coalbed Methane due to higher gas prices. The results from TECO Energy's other diversified companies also reflected an after-tax gain of $8.3 million from the US Propane and Heritage Propane transactions (see Note B on page 7) partially offset by an after-tax charge of $3.8 million to adjust property values at TECO Properties. (See Note H on page 9)


OTHER

         Other Income (Expense) for the three months ended Sept. 30, 2000 included a $13.6 million pretax gain from the US Propane and Heritage Propane transactions partially offset by a pretax charge of $8.4 million to adjust the value of leveraged leases at TECO Investments (see Note H on page 9). In the third quarter of 1999, Tampa Electric recorded a $10.0 million pretax charge in Other Income (Expense) related to FPSC audits of years 1997 and 1998, and TECO Investments recorded a $6.1 million pretax charge to adjust the carrying value of the leveraged lease portfolio. (See Note H on page 9.)

         Allowance for other funds used during construction (AFUDC) was $0.6 million for the three months ended Sept. 30, 2000 and 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion programs.

         Interest charges were $48.8 million for the three months ended Sept. 30, 2000 compared to $37.4 million for the same period in 1999. Financing costs were also higher for the third quarter of 2000, reflecting higher borrowing levels and higher interest rates. Third quarter 2000 interest charges include a pretax charge of $7.4 million recorded at Tampa Electric for interest associated with income tax disputes. Third quarter 1999 results included pretax charges to interest expense of $9.5 million primarily associated with tax adjustments and settlements as discussed in Note H on page 9.

         The effective income tax rate on net income from continuing operations for the three-month period ended Sept. 30, 2000 was 1.9 percent compared to
36.3 percent last year. The rate for the third quarter of 2000 primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the three months ended Sept 30, 2000, these tax credits at TECO Coal and TECO Coalbed Methane totaled $22.4 million and $3.8 million, respectively, compared to $4.4 million at TECO Coalbed Methane for the same quarter last year. The decrease also reflects the tax impact from increased foreign operations with deferred tax structures. (See Note I on page 9.)


DISCONTINUED OPERATIONS

         In November 1999, TECO Energy's automated energy management system subsidiary, TeCom, sold its assets for $1.0 million in cash. The after-tax loss from discontinued operations and the loss on disposal of discontinued operations for the three-months ended Sept. 30, 1999 were $0.7 million and $12.9 million, respectively. (See Note D on page 8.)


NINE MONTHS ENDED SEPT. 30, 2000:

         Year-to-date net income from continuing operations for the nine months ended Sept. 30, 2000 was $193.0 million, or $1.53 per share, up from $174.3 million, or $1.32 per share before charges for the same period last year. Year-to-date net income for 2000 included an after-tax gain of $8.3 million from the US Propane and Heritage Propane transactions which substantially offset after-tax charges of $5.2 million to adjust the value of leveraged leases at TECO Investments, and $3.8 million to adjust property values at TECO Properties. Charges were recorded in 1999 that reduced earnings from continuing operations to $158.2 million, or $1.20 per share. (See Note H on page 9.) Net income including discontinued operations was $143.4 million, or $1.09 per share, for the nine-months ended Sept 30, 1999. The 11-percent increase over last year's net income from operations before charges, as noted in the three months results discussion, reflected the continued strong customer growth in the core electric and gas businesses, contributions from TECO Power Services' San Jose and Hardee expansion projects, good operating conditions and markets at TECO Transport, and the addition of synthetic fuel production at TECO Coal. These were partially offset by higher costs and expenses.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's year-to-date net income was $118.9 million compared to $115.1 million for the same period last year. The Company showed improved results from strong customer growth year-to-date of 3 percent and energy sales growth of almost 7 percent. Year-to-date retail energy sales were 5 percent above 1999 levels driven by customer growth and increased usage by residential and commercial customers. Higher expenses year-to-date reflected the increased scrubber depreciation and higher maintenance expenses associated with improving summer unit availability. In addition, last year's results reflected U.S. Department of Energy credits associated with Polk Power Station, which expired at the end of 1999. Purchased power costs in 2000 were higher primarily due to unit availability decreases as a result of the outage at Gannon 6. Also included in Tampa Electric's current year-to-date results was a $4.5 million after-tax provision for interest associated with income tax disputes. A summary of the operating statistics for the nine months ended Sept. 30, 2000 and 1999 is below:

(in millions, except average
customers)                                    OPERATING REVENUES                         KILOWATT-HOUR SALES
                                 ----------------------------------------      --------------------------------------
NINE MONTHS ENDED SEPT. 30,         2000           1999          CHANGE           2000          1999         CHANGE
--------------------------       ---------      ---------       ---------      ---------     ---------      ---------

Residential                      $   468.3      $   430.0             8.9%       5,661.3       5,389.7            5.0%
Commercial                           282.1          260.7             8.2%       4,169.1       4,029.5            3.5%
Industrial - Phosphate                47.0           42.6            10.4%         970.6         911.0            6.5%
Industrial - Other                    47.2           42.5            10.9%         814.7         766.5            6.3%
Other sales of electricity            70.6           64.9             8.7%         999.8         957.0            4.5%
Deferred and other revenues            5.2            7.1           -26.6%            --            --             --
                                 ---------      ---------                       --------      --------
                                     920.4          847.8             8.6%      12,615.5      12,053.7            4.7%
Sales for resale                      81.0           63.0            28.5%       1,910.2       1,536.9           24.3%
Other operating revenue               23.4           20.9            12.1%            --            --             --
                                 ---------      ---------                       --------      --------
                                 $ 1,024.8      $   931.7            10.0%      14,525.7      13,590.6            6.9%
                                 =========      =========                       ========      ========
Average customers                    558.1          541.7             3.0%
                                 =========      =========
System Net Input                                                                13,492.2      12,873.5            4.8%
                                                                                ========      =========


         A generator failure caused an unplanned outage at Tampa Electric's 385-megawatt Gannon Station Unit 6 on July 18, 2000. The unit is currently being repaired and is expected to be back in service by the end of 2000. Tampa Electric has been purchasing and expects to continue to purchase replacement power to meet peak loads until the unit returns to service. The estimated replacement power costs of approximately $20 million is expected to be fully recovered through the fuel cost recovery clause. It is expected that most of the repair costs will be covered by insurance and the remaining amount will be capitalized. As a result, the outage is not expected to have a significant impact on Tampa Electric's operating income.

TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Net income at Peoples Gas System (PGS) improved almost 20 percent over last year, with net income increasing to $15.9 million from $13.3 million for the same period last year. Year-to-date customer growth of almost 5 percent and normal winter weather contributed to higher retail gas sales. Commercial volumes and residential volumes were up 6 percent and 9 percent, respectively, for the year. Depreciation was higher reflecting the company's continuing expansion efforts, while operation and maintenance expenses were slightly higher. A summary of the operating statistics for the nine months ended Sept. 30, 2000 and 1999 is below:

(in millions, except average
customers)                                OPERATING REVENUES                            THERMS
                                 ----------------------------------       ----------------------------------
NINE MONTHS ENDED SEPT. 30,        2000         1999         CHANGE         2000         1999         CHANGE
---------------------------      -------      -------       -------       -------      -------       -------

BY CUSTOMER SEGMENT:
Residential                      $  51.5      $  42.5          21.0%         41.7         38.4           8.6%
Commercial                         103.6         93.9          10.4%        213.7        201.9           5.8%
Industrial                           9.7          9.9          -1.5%        211.6        204.6           3.4%
Off system sales                    34.8         11.0            --          89.5         39.6            --
Power generation                     8.1          7.4           8.1%        338.1        298.4          13.3%
Other revenues                      22.4         20.4           9.9%           --           --            --
                                 -------      -------                       -----        -----
                                 $ 230.1      $ 185.1          24.3%        894.6        782.9          14.3%
                                 =======      =======                       =====        =====


BY SALES TYPE:
System supply                    $ 172.3      $ 137.5          25.3%        255.3        225.5          13.2%
Transportation                      35.4         27.2          30.1%        639.3        557.4          14.7%
Other revenues                      22.4         20.4           9.9%           --           --            --
                                 -------      -------                       -----        -----
                                 $ 230.1      $ 185.1          24.3%        894.6        782.9          14.3%
                                 =======      =======                       =====        =====

Average customers                  258.2        247.1           4.5%
                                 =======      =======


         On Aug. 11, 2000, the City of Lakeland filed a Complaint for Declaratory and Injunctive Relief against Tampa Electric Company d/b/a Peoples Gas System seeking an interpretation of the City's rights to acquire Peoples' facilities under the franchise and seeking restrictions on the Company's rights to expand its facilities to serve customers. Peoples responded with a Motion to Dismiss Complaint filed on Aug. 31, 2000. Legal arguments on Peoples' Motion to Dismiss were heard on Oct. 23, 2000. The Court has required that the City file an amended complaint, and the City has withdrawn both the receivership and temporary injunction counts from its Complaint. Although the franchise expired on March 11, 2000, Peoples continues to serve its customers located within the City's corporate limits.


DIVERSIFIED COMPANIES - OPERATING RESULTS

         TECO POWER SERVICES recorded year-to-date net income of $24.6 million, more than double the results of $10.4 million last year. Improvements year-to-date reflected commencement of operation of the 120-megawatt San Jose Power Station in Guatemala in January and the commercial operation of the Hardee Power Station expansion in May of this year. Higher business development expenses partially offset the increases.

         TECO TRANSPORT'S year-to-date net income was $22.3 million, an increase of 12 percent compared with $19.9 million in 1999. This increase was driven by higher revenues from increased movements for Tampa Electric, strong government grain shipments and higher northbound river volumes. These increases were partially offset by higher fuel prices and lower phosphate shipments.

         TECO COAL reported net income year-to-date of $24.3 million, compared with $11.7 million in 1999. These results were driven primarily by production from the synthetic fuel facilities acquired earlier in 2000, which more than offset the impact of the expiration of the Tampa Electric contract at the end of 1999. TECO Coal's nine-month results included $31.5 million of Federal Income Tax credits on the coal produced and sold from the synthetic fuel facilities.

         TECO Energy's other diversified companies recorded net income of $23.1 million for the nine months ended Sept. 30, 2000, compared with $18.5 million for the same period last year, driven by improved results at TECO Coalbed Methane from higher gas prices. The results for TECO Energy's other diversified companies also reflected the $8.3 million after-tax gain from the US Propane and Heritage Propane transactions (see Note B on page 7), as well as a $3.8 million after-tax charge to adjust property values at TECO Properties. (See Note H on page 9.)

OTHER

         Other Income (Expense) for the nine months ended Sept. 30, 2000 included a pretax charge of $8.4 million to adjust the value of leveraged leases at TECO Investments. In the same period last year, charges to Other Income (Expense) included a $10.0 million pretax charge at Tampa Electric related to FPSC audits of years 1997 and 1998, and a $6.1 million pretax charge at TECO Investments to adjust the carrying value of the leveraged lease portfolio. (See Note H on page 9.)

         Year-to-date allowance for other funds used during construction (AFUDC) was $1.9 million compared to $0.8 million for the same period last year. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $123.8 million for the nine months ended Sept. 30, 2000 compared to $91.1 million for the same period in 1999. Financing costs were higher for 2000 reflecting higher borrowing levels and higher interest rates. Current year-to-date interest charges include a pretax charge of $7.4 million recorded at Tampa Electric for interest associated with deferred taxes. Prior year results included pretax charges to interest expense of $9.5 million primarily associated with tax adjustments and settlements as discussed in Note H on page 9.

         The effective income tax rate on net income from continuing operations for the nine-month period ended Sept. 30, 2000 was 13.8 percent compared to
32.2 percent last year. The 2000 rate primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the nine months ended Sept 30, 2000, these tax credits at TECO Coal and TECO Coalbed Methane totaled $31.5 million and $12.1 million, respectively, compared to $12.9 million at TECO Coalbed Methane for the same period last year. The decrease also reflects the tax impact from increased foreign operations with deferred tax structures. (See Note I on page 9.)


DISCONTINUED OPERATIONS

         In November 1999, TECO Energy's automated energy management system subsidiary, TeCom, sold its assets for $1.0 million in cash. The after-tax loss from discontinued operations and the loss on disposal of discontinued operations for the nine-months ended Sept. 30, 1999 were $2.5 million and $12.9 million, respectively. (See Note D on page 7.)

         In March 1999, TECO Oil & Gas sold its subordinated note from American Resources Offshore, Inc. (ARO) to a third party for $500,000 in cash. In a separate transaction, ARO agreed to assume disputed joint billing payments of approximately $425,000. The net gain of $0.6 million recorded in 1999's first quarter related to these two transactions. (See Note E on page 8.)


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         As discussed in Note L on page 11, on Aug. 21, 2000, Tampa Electric Company issued $150 million of Reset Put Securities (the Tampa Electric Notes) due 2015. The Tampa Electric Notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 7.375%. Proceeds from the Tampa Electric Notes issuance were used to repay short-term debt and for general corporate purposes.

         As discussed in Note M on page 11, on Sept. 25, 2000, TECO Energy issued $200 million of Remarketable or Redeemable Securities (the TECO Notes) due 2015. The TECO Notes are subject to mandatory tender on Oct. 1, 2002, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 7.0%. Proceeds from the TECO Notes issuance were used to repay short-term debt and for general corporate purposes.

         TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments. TECO Energy expects to continue to replace a portion of its short-term debt with longer term borrowings. In addition, non-recourse financings of TECO Power Services' San Jose, Commonwealth Chesapeake and Hardee expansion projects are anticipated to close in the fourth quarter of 2000. TECO Energy is in the midst of executing an overall financing plan to fund many of its recent investments, including the recent TPS projects and Tampa Electric's Bayside Power Station. TECO Energy has been in the capital markets for debt this year and expects to be in the market soon for hybrid securities and equity.

         Included in the Property, Plant and Equipment increase since Dec. 31, 1999, are TPS' investments in the Hardee expansion and in Commonwealth Chesapeake (CCC), Phase 1 which went into service in the third quarter. Construction work in progress decreased by $58 million since Dec. 31, 1999, primarily due to placing the San Jose plant and Commonwealth Chesapeake, Phase 1, in service. Other investments increased $106 million due to TPS' investment in the form of loans to Panda Energy discussed below ($93 million) and EGI, offset in part by the sales of leveraged leases in the third quarter. Notes payable increased $122 million since Dec. 31, 1999, reflecting the repayment of maturing long-term debt, planned capital expenditures and the repurchase of common shares offset by issuance of debt at TECO Energy, Inc. and Tampa Electric Company. The increase in deferred charges and other assets includes $25.9 million of goodwill resulting from the business combination with BCH as discussed in Note C on page 7.

         Fitch and Standard & Poor's, in July 2000 and October 2000, respectively, lowered the ratings of Tampa Electric and TECO Energy. The resulting ratings are as follows:

                                        FITCH             STANDARD & POOR'S
                                        -----             -----------------
         TAMPA ELECTRIC
            Senior Secured                AA                     A
            Senior Unsecured              AA-                    A

         TECO ENERGY
            Senior Unsecured              A                      A-

         In September 1999, TECO Energy announced a program for the repurchase of up to $150 million of its outstanding common stock. To date, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $144.7 million. (See Note K on page 10.)

         Through a series of transactions completed Aug. 10, 2000, US Propane sold its propane business to Heritage Propane Partners for approximately $180 million in cash and other consideration, and purchased all of the outstanding common stock of Heritage Holdings, Inc., the general partner of Heritage Propane Partners for $120 million. US Propane now owns the general partner interest and 34 percent of the limited partnership interest of Heritage Propane Partners. TECO Energy, Inc., through its wholly owned subsidiary TECO Propane Ventures, LLC, owns an approximate 38% interest ($40.8 million investment) in US Propane which is being accounted for under the equity method. (See Note B on page 7.)

         In November 1999, TM Power Ventures L.L.C. (TMPV), a joint venture between TECO Power Services and Mosbacher Power Partners L.P., executed an agreement with NCP of Virginia, L.L.C. to build, own and operate a 312-megawatt electric generating facility (CCC). The three Phase 1 units, representing 135 megawatts, have been placed in service, and the remaining capacity is expected to be in service by June 2001. The estimated $175 million project cost is expected to be financed with equity from the partners and $90 million of limited recourse debt which is expected to be funded by early 2001.

         Also in November 1999, TPS acquired a 50-percent interest in a 60-megawatt facility under construction in Hamakua, Hawaii. Construction was completed on the first phase (30 megawatts total) of the project, and the first combustion turbine achieved commercial operation on Aug. 12, 2000. The project continues to make draws under a lease financing arrangement, which is supported by guarantees from the project sponsors, a portion of which is being restructured to non-recourse debt and is expected to close after achieving commercial operation in December 2000.

         In January 2000, TMPV acquired an additional 13.35-percent ownership interest in the ECK Generating Project, increasing TPS' investment in the Czech project by $19.5 million. In October 2000, TPS completed the restructuring of its ownership share in the project by transferring 50 percent of the TMPV ownership to Mosbacher Power Partners (MPP) in exchange for a promissory note. This transaction gives TMPV and Mosbacher each a 13.35 percent interest in the project. Efforts to find a qualified buyer for the combined ownership of TMPV and MPP continue.

         As previously discussed in TECO Energy's Report on Form 10-Q for the quarter ended March 31, 2000, TPS became the 100-percent owner of the San Jose Power Station in February 2000. The conversion of the bank financing to the issuance of $32 million of non-recourse notes guaranteed by OPIC, closed on Oct. 31, 2000.

         On Sept. 23, 2000, TPS invested $93 million in the form of a loan with an affiliate of Panda Energy International relating to two projects in Texas serving the ERCOT market. It is anticipated that these projects will be brought online in phases beginning December 2000, with all of the capacity in-service in the third quarter of 2001.

         On Oct. 31, 2000, TECO Energy, Inc.'s TECO Power Services subsidiary acquired Genesis Power Corporation, LLC's (GenPower) interest in two independent power projects being developed in Arkansas and Mississippi. The combined capacity of the two plants will be nearly 1,200 megawatts. It is estimated that the total cost of both projects will be approximately $730 million, and TPS' equity investment in the project is expected to be approximately $330 million. These projects are scheduled for commercial service during the fourth quarter of 2002.

         In January 2000, TECO Coal purchased two existing synthetic fuel production facilities which qualify for Section 29 tax credits through 2007, subject to changes in law, regulation, or administration that may impact the qualification of Section 29 synthetic fuel tax credits. Commercial operation began ahead of schedule during the second quarter of 2000.


RECENT DEVELOPMENTS

         On Oct. 16, 2000, Tampa Electric Company, along with Florida Power & Light Company and Florida Power Corporation, filed with the Federal Energy Regulatory Commission (FERC) to create a regional transmission organization
(RTO) to serve peninsular Florida. The RTO will be known as GridFlorida LLC. As proposed, GridFlorida LLC would independently control the transmission assets of the three filing utilities, as well as other utilities in the region that choose to join. The filing is in response to FERC's Order No. 2000, issued in December 1999, which requires all investor-owned electric utilities subject to FERC regulation to file a proposal to create or join an RTO, or describe any barriers to joining or forming such a group. Proposed RTO's are required to begin operations by Dec. 15, 2001. Following this filing, the three utilities and other stakeholders will continue the collaborative process, with another filing scheduled for Dec. 15, 2000, which will contain additional details of the proposed RTO.

         On May 3, 2000, the governor of Florida, by executive order, created a commission charged with proposing a comprehensive energy plan and strategy for the state. The 17-member Energy 2020 Study Commission will address issues including the current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electrical industry competition, environmental impacts of energy supply, energy conservation, and fiscal impacts of energy supply options on taxpayers and energy providers. The Commission held its first meeting in September 2000, and established as its first priority to look at the creation of a wholesale competitive electricity market in Florida. The Commission intends to make preliminary determinations by year's end, which would permit the Study Commission to make policy recommendations for consideration during the 2001 Legislative Session. The Governor's Executive Order requires the Study Commission to issue its final report dealing with wholesale and retail restructuring issues and associated matters by December 2001.


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

         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133, and is continuing to evaluate and document all derivatives and hedging relationships. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Peoples Gas System and TECO Gas Services, to limit exposure to fuel price increases at TECO Transport, and to moderate exposure to interest rate changes. TECO Energy has not used derivatives or other financial products for speculative purposes. The company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements since activity in derivatives has been relatively minimal and short-term in duration. Management will continue to evaluate all current and possible future uses of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.


ACCOUNTING FOR REPAIR AND MAINTENANCE COSTS FOR PLANNED MAJOR MAINTENANCE ACTIVITIES

         TECO Energy and its subsidiaries typically charge the cost of repairs and maintenance to expense as incurred. One exception to this is at TPS' Alborada Power Station in Guatemala (TCAE). For this facility, revenue deferrals are recorded to recognize the portion of billings that reflect payments for major maintenance and overhaul expenses that will take place in the future. This liability is included on the balance sheet in Other deferred credits. Amounts deferred are not significant.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in TECO Energy's weighted average interest rate on its variable rate debt would have an estimated $8 million impact on TECO Energy's pretax earnings over the next fiscal year.

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

         As TECO Power Services develops the Commonwealth Chesapeake Power Station and other similar projects, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices.

         From time to time, TECO Energy or its affiliates may enter into futures, swaps and options contracts to hedge the selling price for physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Peoples Gas System and TECO Gas Services, or to limit exposure to fuel price increases at TECO Transport.

         TECO Energy and its affiliates do not use derivatives or other financial products for speculative purposes.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

                  TECO Energy, Inc. issued 233,819 common shares in connection with its merger with BCH Mechanical, Inc. on Sept. 8, 2000 as discussed in Note C on page 7. The TECO Energy, Inc. shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided in Section 4 (2) thereof. Reliance upon this exemption was based upon the nature of the transaction, the number of shareholders and investment representations made by each shareholder.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10 Voluntary Retirement Agreement and General Release between TECO Energy, Inc. and R.A. Dunn dated as of Nov. 14, 2000.

         12       Ratio of earnings to fixed charges

         27 Financial data schedule - nine months ended Sept. 30, 2000 (EDGAR filing only)

         (b)      REPORTS ON FORM 8-K

                  The registrant filed a Current Report on Form 8-K dated July 20, 2000, reporting under "Item 5. Other Events" TECO Energy, Inc.'s financial results and its outlook and corresponding guidance for earnings per share growth.

                  The registrant filed a Current Report on Form 8-K dated Sept. 25, 2000, reporting under "Item 5. Other Events" TECO Energy, Inc.'s financial outlook and related information.

                  The registrant filed a Current Report on Form 8-K dated Sept. 28, 2000, reporting under "Item 5. Other Events" that TECO Energy, Inc. had entered into a Purchase Agreement with Banc of America Securities LLC and Salomon Smith Barney Inc. (collectively, the "Underwriters") for the sale to the Underwriters of $200 million principal amount of 7% Remarketable or Redeemable Securities Due 2015.

                  The registrant filed a Current Report on Form 8-K dated Oct. 30, 2000, reporting under "Item 5. Other Events" on the acquisition by TECO Power Services, a wholly owned subsidiary of TECO Energy, Inc., of Genesis Power Corporation's interest in two independent power projects in Arkansas and Mississippi.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    TECO ENERGY, INC.
                                                       (Registrant)




Date: Nov. 14, 2000

                                                 *By: /s/ G. L. GILLETTE
                                             --------------------------------
                                                      G. L. GILLETTE
                                                 Vice President - Finance
                                               and Chief Financial Officer
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION OF EXHIBITS                               PAGE NO.
-----------       -----------------------                               --------

    10            Voluntary Retirement Agreement and General Release
                  between TECO Energy, Inc. and R.A. Dunn dated as
                  of Nov. 14, 2000                                       27-32

    12            Ratio of earnings to fixed charges                       33

    27            Financial data schedule - nine months ended
                  Sept. 30, 2000.  (EDGAR filing only)                     --