Form 10-K405
period 2000-12-31
TECO ENERGY INC
filed 2001-03-28
CIK 350563

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

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
                   702 N. FRANKLIN STREET
                       TAMPA, FLORIDA                    33602
           ----------------------------------------    ----------
           (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code: (813) 228-4111
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                    WHICH REGISTERED
-----------------------------                         ------------------------
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

                              YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 2001 was $3,568,883,947.

The number of shares of the registrant's common stock outstanding as of March 23, 2001 was 135,184,998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.


                      Index to Exhibits appears on page 74
                                  Page 1 of 77

===============================================================================

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

         TECO Energy's significant business segments are identified below:

         -- Tampa Electric Company, a Florida corporation and TECO Energy's largest subsidiary, through its Tampa Electric division (Tampa Electric) provides retail electric service to more than 568,000 customers in West Central Florida with a net system generating capability of 3,960 megawatts (MW). Peoples Gas System, a division of Tampa Electric Company (PGS) is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in Florida. PGS was merged into Tampa Electric Company as part of the 1997 acquisition of Lykes Energy, Inc. (the Peoples companies) by TECO Energy. With more than 262,000 customers, PGS has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 2000 was 1.1 billion therms.

         -- TECO Transport Corporation (TECO Transport), a Florida corporation, owns no operating assets but owns all of the common stock of four subsidiaries which transport, store and transfer coal and other dry bulk commodities.

         -- TECO Coal Corporation (TECO Coal), a Kentucky corporation, owns no operating assets but owns all of the common stock of eight subsidiaries that own mineral rights, and own or operate surface and underground mines, synthetic fuel facilities, and coal processing and loading facilities in Kentucky, Tennessee and Virginia.

         -- TECO Power Services Corporation (TECO Power Services), a Florida corporation, has subsidiaries that have interests in independent power projects in Florida, Virginia, Hawaii, Arkansas, Mississippi, Texas, Arizona and Guatemala, and has investments in unconsolidated affiliates that participate in independent power projects and electric distribution in other parts of the U.S. and the world.

         TECO Energy's other diversified businesses include the following corporations identified below:

         -- TECO Coalbed Methane, Inc. (TECO Coalbed Methane), an Alabama corporation, participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin.

         -- TECO Solutions, Inc. (TECO Solutions) a Florida corporation, has subsidiaries that provide engineering and energy services to customers primarily in Florida and in California, mechanical contracting, air conditioning, electrical and plumbing systems and repair and maintenance services in Florida and gas management and marketing services to large municipal, industrial and power generation customers.

         For financial information regarding TECO Energy's significant business segments, see NOTE L, SEGMENT INFORMATION, on pages 61 through 63.

         TECO Energy and its subsidiaries had 5,872 employees as of Dec. 31, 2000.

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

         Tampa Electric had 2,885 employees as of Dec. 31, 2000, of which 1,019 were represented by the International Brotherhood of Electrical Workers (IBEW) and 347 by the Office and Professional Employees International Union (OPEIU).

         In 2000, approximately 45 percent of Tampa Electric's total operating revenue was derived from residential sales, 28 percent from commercial sales, 9 percent from industrial sales and 18 percent from other sales including bulk power sales for resale.

         The sources of operating revenue and megawatt-hour sales for the years indicated were as follows:

                                                   OPERATING REVENUE
 (millions)                               2000           1999            1998
                                       ---------      ---------       ---------

 Residential                           $   613.3      $   557.4       $   563.2
 Commercial                                377.1          345.5           335.2
 Industrial-Phosphate                       61.6           54.2            59.3
 Industrial-Other                           62.6           56.2            53.4
 Other retail sales of electricity          95.0           86.8            86.9
 Sales for resale                          109.1           86.1            89.6
 Deferred revenues                            --          (11.9)           38.3
 Other                                      35.1           25.5             8.7
                                       ---------      ---------       ---------
                                       $ 1,353.8      $ 1,199.8       $ 1,234.6
                                       =========      =========       =========

 MEGAWATT-HOUR SALES

 (thousands)                                2000           1999            1998
                                       ---------      ---------       ---------

 Residential                               7,369          6,967           7,050
 Commercial                                5,541          5,336           5,173
 Industrial                                2,390          2,224           2,520
 Other retail sales of electricity         1,338          1,278           1,284
 Sales for resale                          2,564          2,160           2,486
                                       ---------      ---------       ---------
                                          19,202         17,965          18,513
                                       =========      =========       =========


         No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric. IMC-Agrico, a large phosphate producer, is Tampa Electric's largest customer representing less than 3 percent of Tampa Electric's 2000 base revenues.

         Tampa Electric's business is not highly seasonal, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

REGULATION

         The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, quality of service and reliability, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices, and other matters.

         In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.

         The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, primarily includes its costs for debt, deferred income taxes at a zero cost rate and an allowed return on common equity. Base rates are determined in FPSC rate setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 in the UTILITY REGULATION -- RATE STABILIZATION STRATEGY section on page 32.

         Fuel, purchased power, conservation and certain environmental costs are recovered through levelized monthly charges established pursuant to the FPSC's cost recovery clauses. These charges, which are reset annually in an FPSC proceeding, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges. The FPSC may disallow recovery of any costs that it considers imprudently incurred.

         Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services, and accounting and depreciation practices. See UTILITY REGULATION -- REGIONAL TRANSMISSION ORGANIZATION section on pages 33 and 34.

         Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See ENVIRONMENTAL MATTERS on page 6.

         TECO Transport's and TECO Power Services' subsidiaries sell transportation services, and generating capacity and energy, respectively, to Tampa Electric in addition to other third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may be disallowed for recovery from Tampa Electric's customers. See UTILITY REGULATION on pages 32 through 34. Except for transportation services performed by TECO Transport under the U.S. bulk cargo preference program, the prices charged by TECO Transport to third-party customers are not subject to regulatory oversight. See also TECO POWER SERVICES on pages 11 and 12.

COMPETITION

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas and propane for residential and commercial customers and self-generation which is available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.

         In 1999, the Federal Energy Regulatory Commission (FERC) approved a market-based sales tariff for Tampa Electric which allows Tampa Electric to sell excess power at market prices within Florida. The FERC had already approved market-based prices for interstate sales for Tampa Electric and the other investor-owned utilities (IOUs) operating in the state; however, Tampa Electric is the only IOU with intrastate market-based sales authority.

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

         In April 1996, the FERC issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. This rule works together to open access for wholesale power flows on transmission systems. Utilities such as Tampa Electric owning transmission facilities are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.

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

         In December 1999, the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTOs). This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. In an October 2000 FERC filing, Tampa Electric agreed with the other IOUs operating in Florida to form an RTO to be known as GridFlorida LLC. As proposed, the RTO will independently control the transmission assets of the filing utilities, as well as other utilities in the region that choose to join. The RTO will be an independent, investor-owned organization that will have control of the planning and operations of the bulk power transmission systems of the utilities within peninsular Florida. The three filing utilities represent almost 80 percent of the aggregate net energy load in the region for the year 2000. Tampa Electric has filed to inform the FERC that it planned to contribute its transmission assets to the RTO. See UTILITY REGULATION -- REGIONAL TRANSMISSION ORGANIZATION section on pages 33 and 34 for a further description.

         Florida Governor Jeb Bush established the 2020 Energy Study Commission in 2000 to address several issues by December 2001, including current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electric industry competition, environmental impacts of energy supply, energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. The Study Commission's recent recommendation to Governor Bush includes, among other provisions, elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to others, Florida electric system reliability and consumer protection. See UTILITY COMPETITION: ELECTRIC on page 33 for a further description of proposed projects and the issues involved.

FUEL

         Approximately 97 percent of Tampa Electric's generation for 2000 was coal-fired, with oil and natural gas representing the remaining 2-percent and 1-percent, respectively. Tampa Electric used its generating units to meet approximately 86-percent of the system load requirements with the remaining 14-percent coming from purchased power. A slightly lower level of coal generation as a percentage of total generation is anticipated for 2001.

         Tampa Electric's average delivered fuel cost per million BTU and average delivered cost per ton of coal burned have been as follows:

         AVERAGE COST
          PER MILLION BTU:       2000      1999      1998      1997      1996
         --------------------   ------    ------    ------    ------    ------

         Coal                   $ 1.92    $ 2.00    $ 1.99    $ 1.97    $ 2.01
         Oil                    $ 5.33    $ 3.09    $ 3.14    $ 3.76    $ 3.68
         Gas (Natural)          $ 5.49        --        --        --        --
         Composite              $ 2.07    $ 2.03    $ 2.03    $ 2.01    $ 2.05

         AVERAGE COST PER TON
          OF COAL BURNED        $44.36    $44.63    $44.44    $44.50    $46.71


         Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified subject to sulfur removal prior to combustion, natural gas and oil; Hookers Point Station burns low-sulfur oil; and Phillips Station burns oil of a somewhat higher sulfur content.

         COAL. Tampa Electric used approximately 7.6 million tons of coal during 2000 and estimates that its coal consumption will be about 7.5 million tons for 2001. During 2000, Tampa Electric purchased approximately 61 percent of its coal under long-term contracts with five suppliers, and 39 percent of its coal in the spot market. During 1999, Tampa Electric purchased approximately 64 percent of its coal under long-term contracts with six suppliers, and 36 percent of its coal in the spot market or under intermediate-term purchase agreements. Tampa Electric expects to obtain approximately 54 percent of its coal requirements in 2001 under long-term contracts with five suppliers and the remaining 46 percent in the spot market. Tampa Electric's remaining long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good-faith effort has been made to continue burning such coal. For information concerning transportation services and sales of coal by affiliated companies to Tampa Electric, see TECO TRANSPORT on pages 9 and 10 and TECO COAL on page 10.

         In 2000, about 65 percent of Tampa Electric's coal supply was deep-mined, approximately 31 percent was surface-mined and the remainder was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect of any future mining laws and regulations. Although there are reserves of surface-minable coal dedicated by suppliers to Tampa Electric's account, high quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined.

         OIL. Tampa Electric had supply agreements through Dec. 31, 2000 for No. 2 fuel oil and No. 6 fuel oil for its Polk, Hookers Point and Phillips stations, and its four combustion turbine units at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 2001 are expected to be finalized by March 31, 2001.

         NATURAL GAS. As of December 2000, Tampa Electric had no gas contracts for the Polk 2 Unit as purchases were made on the spot market.

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

         Franchise fees payable by Tampa Electric, which totaled $22.3 million in 2000, are calculated using a formula based primarily on electric revenues.

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

ENVIRONMENTAL MATTERS

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four flue gas desulfurization (FGD), or scrubber, system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, Tampa Electric installed a new scrubber system at Big Bend Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83-million scrubber was placed in service on Dec. 30, 1999 and has significantly reduced the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with scrubber technology. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon stations.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and notice of violation alleging violations of New Source Review requirements of the Clean Air Act.

         The consent decree is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection (DEP) with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental nitrogen oxide NOx reduction efforts on Big Bend Units One, Two and Three. Under the consent decree, Tampa Electric is committed to a comprehensive program that will dramatically decrease emissions from the company's power plants. A significant component of the program is the repowering of certain Gannon Station units with natural gas.

         Engineering for the repowering project began in January 2000, and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of an additional unit is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have an increased total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric energy.

         Tampa Electric filed petitions with the FPSC to seek cost recovery for various environmental projects required by the consent decree. The petitions sought cost recovery through the Environmental Cost Recovery Clause for costs incurred to improve the availability and removal efficiency for its Big Bend One, Two and Three scrubbers, to reduce particulate matter emissions, and to reduce NOx emissions. In November, the FPSC approved the recovery of these types of costs through customers' bills starting January 2001.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. (See discussion in People's Gas ENVIRONMENTAL MATTERS section on page 9.) The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         EXPENDITURES. During the five years ended Dec. 31, 2000, Tampa Electric spent $178.0 million on capital additions to meet environmental requirements. Tampa Electric spent an estimated $13.2 million in 2000 on environmental projects, including $6.3 million for Polk Power Station Unit One.

         Environmental expenditures are estimated at $17.4 million for 2001. Environmental expenditures are estimated at $27.0 million in total for 2002 through 2005, including costs for continued improvement of the FGD system and other requirements of the EPA agreement.

         The completion of the FGD system on Big Bend Units One and Two and the improved environmental performance resulting from combustion tuning and boiler modifications at Gannon and Big Bend Stations have enabled Tampa Electric to reduce SO2 and NOx emissions and comply with the Phase II requirements of the Clean Air Act Amendments. Tampa Electric spent approximately $83 million to complete the Big Bend Units One and Two FGD system to reduce SO2 emissions and approximately $10 million for NOx reductions.

PEOPLES GAS SYSTEM--GAS OPERATIONS

         Peoples Gas System, Inc.(PGS) operates as the Peoples Gas System division of Tampa Electric Company. PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida.

         PGS uses two interstate pipelines to receive gas for sale or other delivery to customers connected to its distribution system. PGS does not engage in the exploration for or production of natural gas. Currently, PGS operates a natural gas distribution system that serves almost 260,000 customers. The system includes approximately 8,200 miles of mains and over 4,200 miles of service lines.

         In 2000, the total throughput for PGS was 1.1 billion therms. Of this total throughput, 20 percent was gas purchased and resold to retail customers by PGS, 72 percent was third party supplied gas delivered for retail customers, and 8 percent was gas sold off-system. Industrial and power generation customers consumed approximately 69 percent of PGS' annual therm volume. Commercial customers used approximately 26 percent, with the balance consumed by residential customers.

         While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 percent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.

         Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout Florida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this technology.

         Within the PGS operating territory, large cogeneration facilities utilize gas-fired technology in the production of electric power and steam. Over the past three years, the company has transported, on average, about 264 million therms annually to facilities involved in cogeneration.

Revenues and therms for PGS for the years ended Dec. 31, are as follows:


                             Revenues                          Therms
(millions)          2000       1999       1998       2000       1999       1998
----------------  -------    -------    -------    -------    -------    -------
Residential       $  73.2    $  59.0    $  57.7       57.6       52.1       52.7
Commercial          145.8      125.5      141.2      292.1      273.5      266.0
Industrial           51.7       29.3       20.9      374.1      331.9      305.0
Power Generation     10.7       10.4       10.4      418.6      405.2      288.3
Other revenues       33.0       27.5       22.6         --         --         --
                  -------    -------    -------    -------    -------    -------
Total             $ 314.4    $ 251.7    $ 252.8    1,142.4    1,062.7      912.0
                  =======    =======    =======    =======    =======    =======


         PGS had 697 employees as of Dec. 31, 2000. A total of 75 employees in six of the company's 13 operating divisions are represented by various union organizations.

REGULATION

         The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric Company's electric operations. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters.

         In general, the FPSC sets rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.

         The basic costs of providing natural gas service, other than the costs of purchased gas and interstate pipeline capacity, are recovered through base rates. Base rates are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, primarily includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base rates are determined in FPSC proceedings which occur at irregular intervals at the initiative of PGS, the FPSC or other parties.

         PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the Purchased Gas Adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges are adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. In 2000, PGS received FPSC approval for a mid-course adjustment to raise the cap due to the increased cost of gas supply. In January 2001, PGS notified the FPSC that it anticipated that its PGA factors approved in December 2000 for 2001 were understated by approximately $63 million due to significantly higher natural gas prices. In February 2001, the FPSC approved PGS' request to increase rates to cover $63 million under-recovery beginning in March 2001.

         In addition to its base rates and purchased gas adjustment clause charges for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by PGS in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.

         In February 2000, the FPSC approved a rule that would require natural gas utilities to offer transportation-only service to all non-residential customers. The rule required all investor-owned local distribution utilities under the jurisdiction of the FPSC to file Transportation Program Tariffs in July, 2000. The FPSC approved PGS' transportation program effective Nov. 1, called NaturalChoice.

         Under the NaturalChoice program, PGS has two Transportation Service Riders available to non-residential customers. PGS' new Rider NCTS (Natural Choice Transportation Service) is an aggregation program available to all non-residential customers. Under Rider NCTS, PGS contracts with gas suppliers, called Pool Managers, to deliver gas to a group of commercial customers. The Pool Manager is financially responsible for its customers' gas plus any penalties. Under PGS' Rider ITS (Individual Transportation Service), customers who use more than 500,000 therms annually may contract directly with PGS to deliver their own gas supply. Customers who previously were transporting under Riders FTA and FTA-2 were transitioned to the new NCTS Transportation Service as of Nov. 1, 2000.

         PGS had approximately 4,500 transportation customers as of Dec. 31, 2000. PGS continues to receive its base rate for distribution regardless of whether a customer decided to opt for transportation service, or continue bundled service. It is, therefore, not expected that unbundling will have an adverse effect on PGS' earnings in the future.

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

COMPETITION

         PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services including fuel oil, electricity and in some cases propane. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers. The NCTS program that began in November 2000 is expected to improve the competitiveness of natural gas for commercial load.

         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell alternate fuels or transport gas through other facilities, thereby bypassing PGS facilities. Many of these competitors are larger natural gas marketers with a national presence. The FPSC has allowed PGS to adjust rates to meet competition for customers who use more than 100,000 therms annually.

GAS SUPPLIES

         PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through two interstate pipelines on which PGS has reserved firm transportation capacity for further delivery by PGS to its customers.

         Gas is delivered by Florida Gas Transmission Company (FGT) through more than 45 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.

         Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers, except during localized emergencies affecting the PGS distribution system and on abnormally cold days.

         Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved for transportation of gas, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a volumetrically-based usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC. PGS actively markets any excess capacity available on a day-to-day basis to partially offset costs recovered through the Purchased Gas Adjustment Clause.

         PGS procures natural gas supplies using base load and swing supply contracts with various suppliers along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.

         Neither PGS nor any of the interconnected interstate pipelines have storage facilities in Florida. PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first curtailed in such situations. PGS' tariff and transportation agreements with these customers give PGS the right to divert these customers' gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers, or at a published index price, and in either case pays the customer for charges incurred for interstate pipeline transportation to the PGS system.

FRANCHISES

         PGS holds franchise and other rights with approximately 90 municipalities throughout Florida. These include the cities of Jacksonville, Daytona Beach, Eustis, Fort Myers, Brooksville, Orlando, Tampa, St. Petersburg, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, and Panama City. These franchises give PGS a right to occupy municipal rights-of-way within the franchise area. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.

         Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee may choose to exercise its statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration or, if arbitration is unsuccessful, by eminent domain. In addition, several franchises contain purchase options with respect to the purchase of PGS' property located in the franchise area, if the franchise is not renewed.

         PGS' franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from April 2001 through April 2031.

         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The City has initiated legal proceedings seeking a declaration of the city's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counter claims and a hearing is scheduled for May 2001. (See LEGAL PROCEEDINGS section for further discussion). While PGS believes it is best suited to serve the customers in the City, it cannot at this time predict the ultimate outcome of these activities. PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the City. The Lakeland franchise contributed about $4 million of net revenue to PGS' results in 2000.

         Franchise fees payable by PGS, which totaled $7.9 million in 2000, are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are collected from only those customers within each franchise area.

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

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         EXPENDITURES. During the five years ended Dec. 31, 2000, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 2001 through 2005.

TECO TRANSPORT

         TECO Transport owns all of the common stock of four subsidiaries which transport, store and transfer coal and other dry-bulk commodities. These subsidiaries include Gulfcoast Transit Company (Gulfcoast), Mid-South Towing Company (Mid-south), Electro-Coal Transfer, LLC (Electro-Coal) and TECO Towing Company. TECO Transport currently owns no operating assets.

         TECO Transport and its subsidiaries had 993 employees as of Dec. 31, 2000.

         TECO Transport's subsidiaries perform substantial services for Tampa Electric. In 2000, approximately 56 percent of TECO Transport's revenues were from third-party customers and 44 percent were from Tampa Electric. The pricing for services performed by TECO Transport's operating companies for Tampa Electric is based on a fixed-price per ton, generally adjusted quarterly for changes in certain fuel and price indices. Most of the third-party utilization of the ocean-going barges is for domestic phosphate movements and domestic and international movements of other dry-bulk commodities. Both the terminal and river transport operations handle a variety of dry-bulk commodities for third-party customers.

         A substantial portion of TECO Transport's business is dependent upon Tampa Electric, phosphate customers, steel industry customers, grain customers, and participation in the U.S. Department of Agriculture cargo preference program.

         Gulfcoast transports products in the Gulf of Mexico and worldwide, and Mid-South operates on the Mississippi, Ohio and Illinois rivers. Their primary competitors are other barge and shipping lines and railroads as well as a number of other companies offering transportation services on the waterways used by TECO Transport's subsidiaries. To date, physical and technological improvements have allowed ship and barge operators to maintain competitive rate structures with alternate methods of transporting bulk commodities when the origin and destination of such shipments are contiguous to navigable waterways.

         Electro-Coal operates a major transfer and storage terminal on the Mississippi River south of New Orleans. Demand for the use of such terminals is dependent upon customers' use of water transportation versus alternate means of moving bulk commodities and the demand for these commodities. Competition consists primarily of mid-stream operators and other land-based terminals.

         The business of TECO Transport's subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.

         The Interstate Commerce Act exempts from regulation water transportation of certain dry-bulk commodities. In 2000, all transportation services provided by TECO Transport's subsidiaries were within this exemption.

         TECO Transport's subsidiaries are subject to the provisions of the Clean Water Act of 1977 which authorizes the Coast Guard and the EPA to assess penalties for oil and hazardous substance discharges. Under this Act, these agencies are also empowered to assess clean-up costs for such discharges. In 2000, TECO Transport spent $.3 million for environmental compliance. Environmental expenditures are estimated at $.3 million in 2001, primarily for work on solid waste disposal and storm water drainage at the Electro-Coal facility in Louisiana and for expenses related to oil and bilge water disposal at its river-barge repair facility in Illinois.

TECO COAL

         TECO Coal owns no operating assets but holds all of the common stock of Gatliff Coal Company (Gatliff), Rich Mountain Coal Company (Rich Mountain), Clintwood Elkhorn Mining Company (Clintwood), Pike-Letcher Land Company (Pike-Letcher,) Premier Elkhorn Coal Company (Premier), Bear Branch Coal Company (Bear Branch) and Perry County Coal Corporation (Perry County). Rich Mountain has no reserves; it mines coal reserves owned by Gatliff. TECO Coal's subsidiaries own mineral rights, and own or operate surface and underground mines, synthetic fuel facilities and coal processing and loading facilities in Kentucky, Virginia and Tennessee.

         TECO Coal and its subsidiaries had 416 employees as of Dec. 31, 2000.

         In 2000, TECO Coal subsidiaries sold 7.9 million tons of coal, with approximately 98 percent, or 7.7 million tons, sold to third parties other than Tampa Electric. TECO Coal's long-term contract with Tampa Electric ended in December 1999. Of the total sold, 1.9 million tons were produced and sold as synthetic fuel.

         In November 2000, TECO Coal acquired Perry County Coal Corporation (Perry County), which owns or controls in excess of 23 million tons of low sulfur reserves and operates both deep and surface contract mines along with a preparation plant and two loadouts. Perry County expects to produce and sell
2.0 million tons of coal in 2001.

         In January 2000, TECO Coal purchased two synthetic fuel (synfuel) facilities which were relocated to the Premier Elkhorn and Clintwood Elkhorn mines. The 1.9 million tons of synfuel produced in 2000 replaced some of TECO Coal's conventional coal production in 2000. Synthetic fuel production is expected to increase somewhat in 2001. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code, which are available through 2007. During the fourth quarter of 2000, the U.S. Treasury suspended advance rulings by the Internal Revenue Service with respect to synthetic fuel production facilities to permit the Treasury and the Service time to review certain specified legal issues regarding the application of this credit. While no retroactive interpretation of qualification under the program is expected, the requirements for obtaining advance rulings could include some production-limiting factors.

         Primary competitors of TECO Coal's subsidiaries are other coal suppliers, many of which are located in Central Appalachia. To date, TECO Coal has been able to compete for coal sales by mining high-quality steam and specialty coals and by effectively managing production and processing costs.

         The operations of underground mines, including all related surface facilities, are subject to the Federal Coal Mine Safety and Health Act of 1977. TECO Coal's subsidiaries are also subject to various Kentucky, Tennessee and Virginia mining laws which require approval of roof control, ventilation, dust control and other facets of the coal mining business. Federal and state inspectors inspect the mines to ensure compliance with these laws. TECO Coal believes it is in substantial compliance with the standards of the various enforcement agencies. It is unaware of any mining laws or regulations that would materially affect the market price of coal sold by its subsidiaries.

         TECO Coal's subsidiaries are subject to various federal, state and local air and water pollution standards in their mining operations. In 2000, approximately $1.7 million was spent on environmental protection and reclamation programs. TECO Coal expects to spend a similar amount in 2001 on these programs.

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

TECO POWER SERVICES

         TECO Power Services (TPS) has subsidiaries that have interests in independent power projects in Florida, Virginia, Hawaii, Mississippi, Arkansas, Texas, Arizona and Guatemala, and has investments in unconsolidated affiliated entities that participate in independent power projects in other parts of the U.S. and the world. It had 213 employees as of Dec. 31, 2000.

         There are a number of companies competing with TPS for investment opportunities in the U.S. and worldwide. Several of these competitors are larger and have access to more resources. To date, TPS believes it has competed effectively for independent power investment opportunities in the U.S. and in Central America.

         Like Tampa Electric, the U.S. operations of TPS are subject to federal, state and local environmental laws and regulations covering air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters.

         Hardee Power Partners (Hardee Power), a Florida limited partnership whose general and limited partners are wholly owned subsidiaries of TPS, owns the Hardee Power Station, a 295-megawatt combined cycle electric generating facility located in Hardee County, Florida, which began commercial operation in 1993. In 1993, Hardee Power entered into 20-year power supply agreements, for all the capacity and energy of the Hardee Power Station with Seminole Electric Cooperative (Seminole Electric), a Florida electric cooperative that provides wholesale power to 10 electric distribution cooperatives, and with Tampa Electric. Under the Seminole Electric agreement, Hardee Power has agreed to supply Seminole Electric with an additional 145 megawatts of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's coal-fired Big Bend Unit Four for resale to Seminole Electric.

         TPS completed a 75-megawatt expansion at the Hardee Power Station in May 2000. The added capacity at Hardee serves Tampa Electric. The expansion consists of a General Electric combustion turbine operating in simple-cycle mode.

         In 1996, a TPS affiliate, Central Generadora Electrica San Jose, Ltda.
(CGSE) signed a U.S. dollar-denominated power sales agreement with EEGSA to provide 120 megawatts of capacity for 15 years beginning in 2000. The project consists of a single-unit pulverized-coal baseload facility (the San Jose Power Station) including port modifications to accommodate the importation of coal. The total cost for the facility was $194 million. During 2000, construction financing was converted to $114 million of long-term secured facility notes, $32 million of which was provided by the Overseas Private Investment Corporation (OPIC). In 2000, TPS increased its ownership in the project to 100 percent. Political risk insurance has been obtained for currency inconvertibility, expropriation and political violence covering up to 100 percent of its equity investment and economic returns. This facility is the first coal-fueled plant in Central America and meets environmental standards set by the World Bank.

         Tampa Centro Americana de Electricidad, Limitada (TCAE), an entity 96-percent owned by TPS Guatemala One, Inc. (TPS Guatemala One), a subsidiary of TPS, has a U.S. dollar-denominated power sales agreement to provide 78 megawatts of capacity to an electric utility in Guatemala, Empresa Electrica de Guatemala, S.A. (EEGSA) for a 15-year period ending in 2010. EEGSA is responsible for providing the fuel for the plant, with TECO Power Services providing assistance in fuel administration. TPS has obtained from OPIC, $29 million of limited recourse financing for the Alborada Power Station and political risk insurance for currency inconvertibility, expropriation and political violence covering up to 100 percent of TPS' equity investment and economic returns.

         EEGSA, a private distribution and generation company formed in 1994, serves more than 580,000 customers. EEGSA's service territory includes the capital of Guatemala, Guatemala City. In 1998, a consortium that includes TPS, Iberdrola, an electric utility in Spain, and Electricidade de Portugal, an electric utility in Portugal, completed the purchase of an 80-percent ownership interest in EEGSA for $520 million. TPS owns a 30 percent interest in this consortium and contributed $100 million in equity. The consortium obtained limited-recourse debt financing for a portion of the purchase price.

         In 1998, TPS and Mosbacher Power Partners, Ltd. (Mosbacher Power), an independent power company headquartered in Houston, created TM Power Ventures LLC (TMPV), to jointly develop, own and operate domestic and international independent power projects. Under this arrangement, TPS provides capital and technical expertise to Mosbacher Power. In 1998, TPS, through TMPV, made certain loans to two existing projects and acquired approximately a 13-percent interest in a repowered independent power project in the Czech Republic. TMPV, NRG Energy, El Paso Energy International and Stredoceske Energeticke Zavody
(STE), a Czech regional distribution company, are owners of the project. The facility completed its expansion to a total of 344 megawatts in the first quarter of 2000 and has gone online.

         In 1999, TPS, through TMPV, acquired a 95% interest in the construction and operation of a 312-megawatt power plant on the Delmarva Peninsula of Virginia. The project will be completed in two phases. The first phase of 134 megawatts went into service in the third quarter of 2000. The second phase is expected to go online in the second quarter of 2001.

         In 1999, TPS entered into a loan and subscription agreement with Energia Global International, Ltd. (EGI), a Bermuda based energy development firm. EGI owns and operates electric generation and cogeneration facilities in Central and South America with a particular emphasis on renewable power (i.e. hydro, geothermal, wind, biomass). It also has interests in electric distribution companies in El Salvador. In December 2000, this loan was converted into a 33-percent equity interest in EGI.

         Also in 1999, TPS announced its 50-percent participation in the Hamakua Energy Project, a 60-megawatt combined cycle cogeneration facility in Hamakua, Hawaii. The facility was constructed and placed into service during 2000. TPS and J.A. Jones Ventures jointly own and operate the project under a 30-year power purchase agreement with Hawaii Electric Light Company.

         In September 2000, TPS announced a $93-million investment in the form of a loan related to Panda Energy International's (Panda) Texas Independent Energy Projects (TIE). This investment, under certain circumstances, gives TPS an opportunity for an effective economic interest, estimated at 75-percent, in Panda's 1,000-megawatt interest in these projects. The projects operate as gas-fired, combined-cycle units in the ERCOT market. It is anticipated that they will be brought online in phases beginning in December 2000, with all the capacity in-service in the third quarter of 2001.

         In October 2000, TPS acquired full ownership of two independent power projects being developed by GenPower LLC in Arkansas and Mississippi. The combined capacity of the two plants will be nearly 1,200 megawatts. TPS' equity investment in the projects is expected to be approximately $330 million. The two 599-megawatt facilities, known as the McAdams and Dell projects, will be natural gas-fired combined-cycle plants. Both projects will be interconnected with the Entergy transmission system and will be able to sell electricity to wholesale customers in the Southeast and Midwest, including the states of Arkansas, Louisiana, Mississippi, Alabama, Georgia, Tennessee and Kentucky. Each plant is expected to begin commercial operation during the fourth quarter of 2002.

         In November 2000, TPS announced a joint venture with Panda to build, own and operate two natural gas power plants located in Arkansas and Arizona. TPS' economic interest in the project is estimated at 75-percent. The companies set up the venture to develop two plants in El Dorado, Arkansas, and Gila Bend, Arizona. The plants have been under development by Panda. The 2,220-megawatt El Dorado plant is under construction. The first phase is expected to begin commercial operation in the second half of 2002, with commercial operation of the entire facility slated for the following year. It is expected to sell power primarily to utilities and industrial customers in Arkansas, Louisiana, eastern Texas and Mississippi. The other project, in Gila Bend, Arizona, is in development. Electricity from the 2,350-megawatt plant, to be located southwest of Phoenix, is planned to be sold in Arizona, southern California, Nevada and New Mexico. The TPS equity investment in these projects at commercial operation is expected to total more than $1 billion.

         In March 2001, TPS acquired American Electric Power's (AEP) Frontera Power Station, located near McAllen, Texas. Frontera is a 500-megawatt natural gas-fired combined-cycle plant originally developed by CSW Energy (CSW). As a condition of the merger of Central and South West Corporation, CSW's parent company, with AEP the company was required by the Federal Energy Regulatory Commission to divest its ownership of this facility. Frontera is capable of selling power domestically, as well as into the Mexican power market, through a direct interconnection with Comision de Federal Electricidad, the Mexican power authority. The transaction is expected to be immediately accretive to TECO Energy's earnings. The TPS equity investment in this acquisition is expected to be about $120 million in 2001.

         See the discussion of the risks applicable to TPS in the INVESTMENT CONSIDERATIONS section on pages 37 through 39.

TECO COALBED METHANE

         TECO Coalbed Methane participates in the production of natural gas from coalbeds located in Alabama's Black Warrior Basin. TECO Coalbed Methane is the principal investor in three ventures which control, in the aggregate, approximately 100,000 acres of lease holdings. At the end of 2000, TECO Coalbed Methane had interests in 736 wells that were operational and producing gas for sale. These wells are operated by Energen Resources, a unit of Energen Corporation, and, to a much lesser extent, by other third-party operators.

         A non-conventional fuel tax credit is available on all production through the year 2002. The tax credit escalates with inflation and could be limited based upon domestic oil prices. In 2000, domestic oil prices did not exceed the $47 per barrel price that would have resulted in this limitation being effective.

         All production from these wells is committed for the life of the reserves based on spot prices which are tied to the price of onshore Louisiana gas. From time to time, the company has entered into price swaps to hedge the price variability on this production. See the discussion in the ACCOUNTING STANDARDS -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING section. TECO Coalbed Methane's operations are subject to federal, state and local regulations for air emissions and water and waste disposal.

TECO PROPANE VENTURES

         In August 2000, TECO Energy, Inc., Atmos Energy Corporation, Piedmont Natural Gas Co., Inc., and AGL Resources, Inc. contributed each company's propane operations to U.S. Propane L.P., (U.S. Propane) in exchange for an equity interest in U.S. Propane. This transaction was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer. Accordingly, Peoples Gas' assets and liabilities were recorded at historical cost and the assets and liabilities of the other companies were recorded at fair market value, as determined based on a valuation and appraisal. TECO Propane Ventures was formed in 2000 to hold TECO Energy's investment in U.S. Propane.

         Also in August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc. (HHI), the General Partner of Heritage Propane Partners, L.P. (MLP) for $120 million. By virtue of HHI's 2% general partner interest and a 34% limited partner interest in the MLP, U.S. Propane gained control of the MLP. Simultaneously, U.S. Propane transferred its propane operations to the MLP for $139.6 million in cash, $31.8 million of assumed debt, the issuance of 372,392 Common Units of the MLP valued at $7.3 million and a $2.7 million limited partnership interest in the MLP's operating partnership. Upon closing of the transaction, US Propane owned all of the general partner and an approximate 34-percent limited partnership interest in Heritage Propane Partners, the master limited partnership. Interests in the general partner of US Propane are held proportionately among the four companies that created US Propane.

         The transaction was accounted for as a reverse acquisition in accordance with Accounting Principles Board Opinion No. 16. Although the MLP is the surviving entity for legal purposes (referred to as Predecessor Heritage), U.S. Propane's propane operations will be the acquirer for accounting purposes. The assets and liabilities of Predecessor Heritage will be reflected at fair value to the extent acquired by U.S. Propane's propane operations, approximately 36 percent, in accordance with EITF 90-13. The assets and liabilities of U.S. Propane were reflected at historical costs.

TECO SOLUTIONS

         TECO Solutions was formed to support TECO Energy's strategy of offering customers a comprehensive and competitive package of energy services and products with its Florida operations focus. Operating companies under TECO Solutions include TECO BGA, Inc. (formerly Bosek, Gibson and Associates) (TECO
BGA), BCH Mechanical, Inc. and its affiliated companies (BCH), TECO Gas Services, Inc. (TECO Gas Services), TECO Properties and TECO Partners.

         TECO BGA is an engineering energy services company headquartered in Tampa. It has 9 offices in Florida and one in California, and had 159 employees as of Dec. 31, 2000.

         It provides engineering, construction management and energy services to more than 400 customers, including public schools, universities, health care facilities and other governmental facilities throughout Florida and California.

         BCH is a mechanical contracting firm headquartered in Largo. It has offices in Cocoa Beach and Ft. Lauderdale, and had 402 employees as of Dec. 31, 2000. It provides air-conditioning, electrical and plumbing systems, and repair and maintenance services to more than 750 institutional and commercial customers throughout Florida. BCH, one of the leading mechanical contracting firms in Florida, was purchased by TECO Energy in September 2000.

         TECO Gas Services provides gas management and marketing services for large industrial customers. In 2000, it also provided gas management for three cogeneration facilities. TECO Gas Services owns no operating assets.

ITEM 2.  PROPERTIES.

         TECO Energy believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric and the subsidiaries of TECO Power Services are generally subject to liens securing long-term debt.

TAMPA ELECTRIC

         At Dec. 31, 2000, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,960 megawatts, including Big Bend (1,825-MW capability from four coal units), Gannon (1,230-MW capability from six coal units), Hookers Point (197-MW capability from five oil units), Phillips (36-MW capability from two diesel units), Polk (315-MW capability from one integrated gasification combined cycle unit (IGCC)) and four combustion turbine units located at the Big Bend, Polk and Gannon stations (357 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.

         Engineering for repowering Gannon Station began in January 2000,(see ENVIRONMENTAL COMPLIANCE section) and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of an additional unit is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station. Total station capacity is expected to increase to about 1,800 megawatts.

         Tampa Electric owns 184 substations having an aggregate transformer capacity of 16,952,772 KVA. The transmission system consists of approximately 1,211 pole miles of high voltage transmission lines, and the distribution system consists of 6,967 pole miles of overhead lines and 2,927 trench miles of underground lines. As of Dec. 31, 2000, there were 568,350 meters in service. All of this property is located in Florida.

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

PEOPLES GAS SYSTEM

         PGS' distribution system extends throughout the areas it serves in Florida, and consists of approximately 12,400 miles of pipe, including approximately 8,200 miles of mains and over 4,200 miles of service lines.

         PGS' operating divisions are located in thirteen markets throughout Florida. While most of the operations, storage and administrative facilities are owned, a small number are leased.

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

         As of Dec. 31, 2000, Gulfcoast owned and operated a fleet of 12 ocean-going tug/barge units, a 30,000 ton ocean-going ship and a 40,000 ton ocean-going ship, with a combined cargo capacity of over 413,000 tons.

TECO COAL

         TECO Coal, through its subsidiaries, controls over 195,000 acres of coal reserves and mining property in Kentucky, Virginia and Tennessee.

         Pike-Letcher controls in excess of 50,000 acres in Pike and Letcher Counties, Kentucky. These properties contain estimated proven and probable reserves in excess of 100 million tons.

         Premier owns and operates a preparation plant, unit-train loadout facility and synthetic fuel facility in Pike County, Kentucky and conducts surface and deep mining operations of reserves which are leased from Pike-Letcher. Premier does not own any coal reserves.

         Clintwood has 68,000 acres of coal reserves held under long-term leases in Pike County, Kentucky and Buchanan County, Virginia. These properties contain estimated proven and probable reserves in excess of 42 million tons. Clintwood owns and operates two rail tipples, coal preparation plants near the mines and a synthetic fuel facility.

         Gatliff has 35,000 acres of coal reserves and mining property in Knox and Whitley Counties, Kentucky and Campbell County, Tennessee. Gatliff owns 6,000 acres in fee and leases 29,000 acres under long-term leases. These properties contain estimated proven and probable coal reserves in excess of 10 million tons. This coal, which combines low-sulfur and low-ash fusion temperature characteristics, is found in both deep and surface mines. Gatliff owns and operates a rapid-loading rail tipple and a coal preparation plant near its deep mines.

         Bear Branch controls by long-term lease 22,000 acres in Perry and Knott Counties, Kentucky, containing approximately 70 million tons of undeveloped reserves.

         Rich Mountain operates a surface mine for Gatliff in Campbell County, Tennessee, and does not own any coal reserves.

         Perry County Coal controls 20,000 acres in fee and leases. These properties contain in excess of 23 million tons of reserves. Perry County owns and operates a coal preparation plant and rail tipple facilities.

TECO POWER SERVICES

         Hardee Power has a lease for approximately 1,300 acres of land in Hardee and Polk Counties, Florida, on which the Hardee Power Station is located. The lease has a term that runs through 2012 with options to extend the term for up to an additional 20 years.

         TM Delmarva, LLC has a 50-percent interest in Commonwealth Chesapeake Company, LLC, which has a lease for approximately 105 acres of land outside of New Church, in Accomack County, Virginia on which the 312-megawatt oil-fired single cycle Commonwealth Chesapeake Power Station is located.

         TPS Dell, L.L.C., owns approximately 100 acres in the City of Dell in Mississippi County, Arkansas, on which the 599-megawatt gas-fired combined-cycle electric generation plant is under construction.

         TPS McAdams, L.L.C., owns approximately 170 acres of land in McAdams and Sallis, Mississippi, in Attala County, on which the 599-megawatt gas-fired combined cycle electric generation plant is under construction.

         TPS Hawaii, Inc. has a 50-percent interest in Enserch/Jones Hamakua Land Partnership, L.L.C. and owns 140 acres in Hawaii on which the Hamakua Energy Project is located. TPS Guatemala One, Inc. has a 96.06-percent interest in TCAE, which owns 7 acres in Guatemala on which the Alborada Power Station is located. TPS San Jose, LDC has a 100-percent ownership in a project entity, CGESJ, which owns 190 acres in Guatemala on which the San Jose Power Station is located.

TECO COALBED METHANE

         TECO Coalbed Methane's interest in proven gas reserves at Dec. 31, 2000 was independently estimated to be 182 billion cubic feet for 700 wells.

         TECO Coalbed Methane's gas production for 2000 was 15.7 billion cubic feet.

ITEM 3.  LEGAL PROCEEDINGS.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and Notice of Violation alleging violations of New Source Review (NSR) requirements of the Clean Air Act.

         In 2000, the City of Lakeland notified PGS that it intended to begin negotiations to exercise its right to purchase PGS' property consisting of approximately 200 miles of gas lines in the Lakeland franchise area when its franchise agreement with PGS expired in March 2000. PGS serves approximately 5,000 customers in Lakeland. In August 2000, the City of Lakeland filed a Complaint for Declaratory and Injunctive Relief against PGS. After an October 2000 hearing on a Motion to Dismiss Complaint filed by PGS, the City of Lakeland agreed to amend its complaint. In November 2000, the City of Lakeland filed an Amended Complaint for Declaratory and Injunctive Relief seeking a declaration of the City's rights to acquire PGS' facilities under the franchise and seeking restrictions on the Company's gas operations within the City. PGS has filed defenses and counter claims and a hearing is scheduled for May 2001. While PGS believes it is best suited to serve the customers in the City, it cannot at this time predict the ultimate outcome of these activities. PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the city.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 2000 to a vote of TECO Energy's security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of TECO Energy is as follows:

                                        CURRENT POSITIONS AND PRINCIPAL
         NAME           AGE           OCCUPATIONS DURING LAST FIVE YEARS
-------------------     ---     -----------------------------------------------

Robert D. Fagan         56      Chairman of the Board, President and Chief
                                Executive Officer, December 1999 to date;
                                President and Chief Executive Officer, May 1999 to December 1999; and prior thereto, President of PP&L Global, Inc. (independent power),
                                Fairfax, Virginia.

William N. Cantrell     48      President-TECO Solutions, September 2000 to
                                date and President-Peoples Gas Companies, June
                                1997 to date; Director of Peoples Gas
                                Transition Team, January 1997 to June 1997; and
                                Vice President-Energy Supply of Tampa Electric
                                Company, April 1995 to January 1997.

Royston K. Eustace      59      Senior Vice President-Business Development,
                                April 1998 to date; and prior thereto, Vice
                                President-Strategic Planning and Business
                                Development.

Gordon L. Gillette      41      Vice President-Finance and Chief Financial
                                Officer, April 1998 to date; Vice
                                President-Regulatory Affairs, April 1997 to
                                April 1998; Vice President-Regulatory and
                                Business Strategy of Tampa Electric Company,
                                April 1996 to April 1997; Vice
                                President-Regulatory Affairs of Tampa Electric
                                Company, January 1995 to April 1996.

Richard Lehfeldt        49      Senior Vice President-External Affairs,
                                November 1999 to date; and prior thereto, Vice
                                President and Assistant General Counsel of
                                Edison Mission Energy (independent power),
                                Irvine, California.

Richard E. Ludwig       55      President of TECO Power Services Corporation,
                                1992 to date.

Sheila M. McDevitt      54      Vice President-General Counsel, January 1999 to
                                date; and prior thereto, Vice
                                President-Assistant General Counsel.

John B. Ramil           45      President of Tampa Electric Company, April 1998
                                to date; Vice President-Finance and Chief
                                Financial Officer, November 1997 to April 1998;
                                and Vice President-Energy Services and Planning of Tampa Electric Company, November 1994 to
                                November 1997.

D. Jeffrey Rankin       54      President-TECO Transport Corporation, October
                                1987 to date.


         There is no family relationship between any of the persons named above. The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 18, 2001, and until his successor is elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The following table shows the high, low and closing sale prices for shares of TECO Energy common stock, which is listed on the New York Stock Exchange, and dividends paid per share, per quarter.

                             1ST          2ND           3RD           4TH

         2000

         High                $20 5/8      $23 1/8       $28 3/4       $33 3/16
         Low                 $17 1/4      $19 3/16      $20 3/16      $26 9/16
         Close               $19 7/16     $20 1/16      $28 3/4       $32 3/8
         Dividend            $.325        $.335         $.335         $.335

                             1ST          2ND           3RD           4TH

         1999

         High                $28          $23 13/16     $23 1/8       $221/2
         Low                 $19 7/8      $19 3/4       $19 5/8       $18 3/8
         Close               $19 7/8      $22 3/4       $21 1/8       $18 9/16
         Dividend            $.31          $.325        $.325         $.325

-------------------

         The approximate number of shareholders of record of common stock of TECO Energy as of Mar. 23, 2001 was 23,933.

         TECO Energy's primary source of funds is dividends from its operating companies. Tampa Electric's first mortgage bonds and certain long-term debt issues at Peoples Gas System contain provisions that limit the payment of dividends on the common stock of Tampa Electric Company. Substantially all of Tampa Electric Company's retained earnings were available for dividends throughout 2000.

(millions, except per share amounts)

ITEM 6.  SELECTED FINANCIAL DATA.


YEAR ENDED DEC. 31,                    2000          1999              1998              1997              1996
                                    ----------    ----------        ----------        ----------        ----------

Revenues                            $  2,295.1    $  1,983.0        $  1,955.7        $  1,860.8        $  1,773.2(4)
                                    ==========    ==========        ==========        ==========        ==========
Net income:
  From continuing operations        $    250.9    $    200.9(1)     $    204.2(2)     $    211.5(3)     $    217.6(4)
  From discontinued operations              --          (2.5)             (3.8)             (6.6)             (1.1)
  Disposal of discontinued
    operations                              --         (12.3)              6.1              (3.0)               --
                                    ----------    ----------        ----------        ----------        ----------
Net income                          $    250.9    $    186.1(1)     $    206.5(2)     $    201.9(3)     $    216.5(4)
                                    ==========    ==========        ==========        ==========        ==========

Total assets                        $  5,676.2    $  4,690.1        $  4,179.3        $  3,960.4        $  3,901.6(4)
Long-term debt                      $  1,374.6    $  1,207.8        $  1,279.6        $  1,080.2        $  1,118.0(4)

Earnings per average share (EPS)
  outstanding -- basic:
    From continuing operations      $     1.99    $     1.53(1)     $     1.55(2)     $     1.62(3)     $     1.68(4)
    From discontinued operations            --         (0.02)            (0.03)            (0.05)            (0.01)
    Disposal of discontinued
       operations                           --         (0.09)             0.05             (0.03)               --
                                    ----------    ----------        ----------        ----------        ----------
Earnings per average common
  share outstanding -- basic        $     1.99    $     1.42(1)     $     1.57(2)     $     1.54(3)     $     1.67(4)
                                    ==========    ==========        ==========        ==========        ==========

Common dividends paid per
  common share (5)                  $     1.33    $    1.285        $    1.225        $    1.165        $    1.105

-----------------
(1) Includes the effect of charges discussed in NOTE M on page 63, which reduced net income by $19.6 million and earnings per share by $0.15 in 1999.

(2) Includes the effect of charges discussed in NOTE M on page 63, which reduced net income by $19.6 million and earnings per share by $0.15 in 1998.

(3) Includes the effect of merger-related transaction expenses, which reduced net income by $5.3 million and earnings per share by $0.04 in 1997.

(4) Amounts shown prior to 1997 have been restated to include the results of the Peoples Gas companies merger.

(5) Dividend paid for TECO Energy Common Stock (not restated for the Peoples Gas companies merger).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS WHICH FOLLOWS CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO THE INHERENT UNCERTAINTIES IN PREDICTING FUTURE RESULTS AND CONDITIONS. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE INVESTMENT CONSIDERATIONS SECTION.

EARNINGS SUMMARY

         TECO Energy's basic earnings from continuing operations were $1.99 per share in 2000 compared with $1.53 per share in 1999. Earnings were $1.99 per share in 2000 compared to $1.42 per share in 1999, which included charges of $.11 per share for discontinued operations.

         TECO Energy completed its $150-million share repurchase program in june 2000; approximately 7 million shares were repurchased at an average price of $20.55 per share. The share repurchase program increased earnings by $.06 per share in 2000. Because the 5.4 million shares repurchased in 1999 were acquired late in the year, the effect on earnings per share in 1999 was less than $.01.


                                     2000          CHANGE     1999           CHANGE      1998
                                   -------         ------    -------         ------    -------

EARNINGS PER SHARE - BASIC
Continuing operations              $  1.99          30.1%    $  1.53          -1.3%    $  1.55
Discontinued operations                 --            --        (.11)            --        .02
                                   -------                   -------                   -------
Earnings per share                 $  1.99          40.1%    $  1.42          -9.6%    $  1.57
                                   =======                   =======                   =======

EARNINGS PER SHARE - DILUTED
Continuing operations              $  1.97          28.8%    $  1.53           -.6%    $  1.54
Discontinued operations                 --            --        (.11)            --        .02
                                   -------                   -------                   -------
Earnings per share                 $  1.97          38.7%    $  1.42          -9.0%    $  1.56
                                   =======                   =======                   =======

NET INCOME FROM CONTINUING
 OPERATIONS (millions)             $ 250.9          24.9%    $ 200.9          -1.6%    $ 204.2

AVERAGE COMMON SHARES
  OUTSTANDING
    Basic (millions)                 125.9(1)       -3.9%      131.0(1)        -.5%      131.7
    Diluted (millions)               126.3(1)       -3.7%      131.2(1)        -.8%      132.2

RETURN ON AVERAGE COMMON EQUITY
  FROM CONTINUING OPERATIONS
    Including charges                 16.6%                     13.2%                     13.3%
    Without charges                   16.6%                     14.5%                     14.5%

(1) Average shares outstanding for 2000 reflects the repurchase of an additional 1.6 million shares in 2000 and the repurchase of 5.4 million shares between September and Dec. 31, 1999.

         Earnings in 1999 and 1998 were affected by certain events and adjustments that were unusual in nature and resulted in charges which are not expected to recur in future periods. These charges are described in the CHARGES TO EARNINGS section.

CHARGES TO EARNINGS

2000 CHARGES

         Charges of an unusual and non-recurring nature had no significant net effect on earnings in 2000. In 2000, TECO Energy's results included an $8.3-million after-tax gain from thE US Propane and Heritage Propane transactions offset by after-tax charges of $5.2 million to adjust the value of leveraged leases and $3.8 million to adjust property values at TECO properties.

1999 CHARGES

         Unusual and non-recurring charges in 1999 totaled $21.1 million pretax ($19.6 million after tax, or $.15 per share) and consisted of the following:

         Tampa Electric recorded a charge of $10.5 million ($6.4 million after tax) based on Florida Public Service Commission (FPSC) audits of its 1997 and 1998 earnings which, among other things, limited its regulatory equity ratio to
58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.

         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expenses to resolve the litigation filed by the United States Environmental Protection Agency (EPA). See the ENVIRONMENTAL COMPLIANCE section.

         After-tax charges totaling $6.1 million were also recorded reflecting corporate income tax provisions and settlements related to prior years' tax returns. These charges were recorded at Tampa Electric (a $3.8-million net after-tax charge, after recovery under the regulatory agreement then in effect) and at TECO Energy (a $2.3-million after-tax charge).

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

         The FPSC ruled in September 1997 that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate-making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts were based. One contract was terminated in 1997. As to the other contract, which expires in March 2001, Tampa Electric entered into firm power purchase contracts with third parties to provide replacement power through 1999, and the associated generation assets are no longer separated from the retail jurisdiction. The cost of purchased power under these contracts exceeded the revenues expected through 1999. To reflect this difference, Tampa Electric recorded a $9.6 million charge ($5.9 million after tax) in 1998.

         Tampa Electric also recorded a charge of $7.3 million ($4.4 million after tax) in other expense for an FPSC decision in 1998 denying recovery of certain BTU coal quality price adjustments for coal purchases since 1993.

STRATEGY AND OUTLOOK

         TECO Energy's three-pronged business strategy is: to focus on its Florida operations, which include Tampa Electric, Peoples Gas System (PGS) and the Florida energy services business TECO Solutions; grow its TECO Power Services (TPS) independent power operations; and grow its TECO Transport water transportation business.

         In early 2000, management stated that its objective was to achieve earnings per share growth of 7 percent over 1999's normalized earnings base of $1.68, which excluded the effect of the charges discussed previously. In mid-year, management revised its estimates to 10 percent growth and in September indicated it expected a $.10 to $.15 per share upside in 2000 from the synthetic fuel operations at TECO Coal.

         In the fall of 2000, management stated that its objective was to deliver 10 percent earnings growth in 2001 and beyond primarily through rapid growth from the TPS independent power business, continued strong growth from the Florida operations and steady long-term growth from the transportation business. In March 2001, management increased its earnings forecast for 2001, to show growth of 15 percent over that of 2000.

         TPS accelerated its growth in 2000 with four independent power projects placed in service. TPS also announced participation in seven new projects in 2000. These projects have increased the number of net megawatts operating, under construction or in final stages of development from approximately 1,000 megawatts at the end of 1999 to more than 7,000 megawatts at the end of 2000.

         This growth in unregulated power generation is a major step in transforming TECO Energy from a company that currently derives about 65 percent of earnings from regulated businesses and 35 percent from non-regulated businesses to one that, by 2003, will be a predominately unregulated generating company operating in competitive markets with more than half of its earnings from competitive unregulated businesses.

         At the same time, TECO Energy is supporting change to the way the Florida energy market is regulated. The company believes that it has the opportunity to benefit from a more competitive energy market in Florida for the following reasons:

         The Florida market is a high-growth market with the need for additional generating capacity. TPS and Tampa Electric have Florida-based generation that is competitive in the state. Through Tampa Electric, PGS, TECO Solutions and TPS, TECO Energy already has a statewide presence. Furthermore, Tampa Electric and TPS already have permitted sites in the state for additional generation.

         Near-term expectations for the various operating companies are summarized below:

         Tampa Electric and PGS are positioned to see growth in sales and earnings above the rate of customer growth estimated at about 2.5 percent and
5.5 percent, respectively. The expected growth at Tampa Electric is the result of a more favorable customer mix and return on investments made to support this growth.

         Historically, the natural gas market in Florida has been under served with the lowest market penetration in the southeastern U.S. The expected growth at PGS is the result of expansion into areas of Florida previously not served and expansion of the system in areas currently served.

         At TPS in 2001, growth, more moderate than experienced in 2000, is expected primarily from the Frontera Power Station acquisition and full-year operations for those projects brought online in 2000 and Phase II of the Commonwealth Chesapeake Power Station. Longer-term new TPS projects, with in-service dates scheduled from 2001 through early 2005, along with those already in operation, are expected to be major contributors to TECO Energy's long-term earnings growth targets discussed above.

         At TECO Transport, earnings growth is expected from increased northbound shipments, a slight improvement in phosphate shipments and continued strong U.S. government grain shipments. Long-term growth is expected from increased asset utilization, particularly at the river business, and asset acquisitions at both the ocean-going and river businesses.

         TECO Coal expects to benefit from improved prices, increased production from the addition of the Perry County Coal facilities in 2000, and
Section 29 non-conventional fuels tax credits related to increased production of synthetic fuel from the facilities acquired in 2000.

         TECO Coalbed Methane expects gas prices for 2001 to be significantly higher than in 2000 and more than offset the normal production decline.

         The company expects higher borrowing levels in 2001 associated primarily with additional investments in TPS generation projects.

         In March 2001, the company completed a public offering of 8.625 million common shares resulting in net proceeds to the company of approximately $232 million. The proceeds from the sale of these shares were used primarily to reduce commercial paper balances and for general corporate purposes. Additional equity is expected to be issued in 2002 or 2003 to support the continued investment in TECO Energy's businesses.

         The above forward-looking statements are subject to many factors that could cause actual results and conditions to differ materially from those projected in these statements. See the Investment Considerations section.

OPERATING RESULTS

TECO ENERGY'S OPERATING RESULTS

         Net income in 2000 was $250.9 million, up 14 percent from $220.5 million from continuing operations and before charges in 1999. These results reflect continued customer growth and increased energy usage in the Florida operations, a more than doubling of net income at TPS from the new generation projects brought on line in late 1999 and 2000 and improved results from the Guatemalan distribution utility, good operating conditions and strong markets at TECO Transport, and the addition of synthetic fuel production at TECO Coal which qualifies for Section 29 tax credits for non-conventional fuel production. These improvements were partially offset by higher interest expense associated with increased borrowing levels.

         Net income from continuing operations in 1999, excluding charges described in the CHARGES TO EARNINGS section, declined about 2 percent to $220.5 million, primarily from the recognition of a $17.5-million net benefit from deferred revenues at Tampa Electric in 1998 which was not available in 1999. For a description of deferred revenues, see the UTILITY REGULATION - RATE STABILIZATION STRATEGY section. Contributing favorably to 1999 results were strong Tampa Electric customer growth of over 2.5 percent and lower operations and maintenance expenses at both Tampa Electric and Peoples Gas System. TECO Transport and TPS achieved higher net income in 1999, while TECO Coal's and TECO Coalbed Methane's net income were lower.

         The following table shows the unconsolidated revenues, operating, net income and earnings per share contribution from continuing operations of the significant business segments, excluding charges described in the CHARGES TO EARNINGS section. For additional detail, refer to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - FOOTNOTE L, SEGMENT.

CONTRIBUTIONS BY OPERATING GROUP (UNCONSOLIDATED)


(millions)                            2000     CHANGE      1999         CHANGE      1998
                                   ---------   ------   -----------     ------   -----------

Revenues

Tampa Electric                     $ 1,353.8    12.8%   $ 1,199.8(1)    -2.8%    $ 1,234.6(2)
Peoples Gas System                     314.5    24.9%       251.7       -0.4%        252.8
Unregulated companies(3)
  TECO Transport                       269.8     7.1%       251.9        9.5%        230.0
  TECO Coal                            232.8    -1.9%       237.3        2.1%        232.4
  TECO Power Services                  204.9    87.1%       109.5       10.9%         98.7
  Other unregulated businesses         148.0    34.8%       109.8       -0.7%        110.6


(millions)                                         2000       CHANGE       1999      CHANGE      1998
                                                 -------     -------     -------     -------    -------

OPERATING INCOME(3)
Tampa Electric                                   $ 293.5        11.2%    $ 263.9       - 5.6%   $ 279.7
Peoples Gas System                                  47.0         8.8%       43.2        20.7%      35.8
Unregulated companies(4)
  TECO Transport                                    51.9        10.9%       46.8         8.3%      43.2
  TECO Coal                                         25.2        17.2%       21.5        -8.5%      23.5
  TECO Power Services                               31.0        79.2%       17.3        33.1%      13.0
  Other unregulated businesses                      27.2       -17.6%       33.0       -12.7%      37.8

NET INCOME(3)(5)
Tampa Electric                                   $ 144.5         4.1%    $ 138.8        -1.7%   $ 141.2
Peoples Gas System                                  21.8        10.1%       19.8        27.7%      15.5
Unregulated companies(4)
  TECO Transport                                    28.7         9.5%       26.2        10.1%      23.8
  TECO Coal                                         37.5       134.4%       16.0        -8.6%      17.5
  TECO Power Services                               36.9       152.7%       14.6        50.1%       9.7
  Other unregulated businesses                      31.3        14.7%       27.3       -11.4%      30.8
  Financing/Other                                  (49.8)      124.3%      (22.2)       51.0%     (14.7)

EARNINGS PER SHARE - BASIC(3)(5)
Tampa Electric                                   $  1.09         3.8%    $  1.05        -1.9%   $  1.07
Peoples Gas System                                   .16         6.7%        .15        25.0%       .12
Unregulated companies(4)
  TECO Transport                                     .22        10.0%        .20        11.1%       .18
  TECO Coal                                          .28       133.3%        .12        -7.7%       .13
  TECO Power Services                                .28       154.5%        .11        57.1%       .07
  Other unregulated businesses                       .24        14.3%        .21       -12.5%       .24
  Financing/Other                                   (.34)      100.0%       (.17)       54.5%      (.11)
Effect of share repurchase                           .06       500.0%        .01          --         --

EPS from continuing operation, before charges    $  1.99        18.5%    $  1.68        -1.2%   $  1.70
Charges                                               --          --        (.15)         --       (.15)
                                                 -------     -------     -------     -------    -------
EPS from continuing operations                   $  1.99        30.1%    $  1.53        -1.3%   $  1.55
                                                 =======     =======     =======     =======    =======

---------------

(1) Includes $11.9 million of deferred revenues. This amount is before the $7.9-million deferred revenue benefit recognized under the regulatory agreement related to the charges for tax settlements, described in the CHARGES TO EARNINGS section.

(2) Includes the recognition of previously deferred revenues totaling $38.3 million offset by temporary base rate reductions of $20.8 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

(3) From continuing operations, excluding the charges described in the Charges to Earnings section.

(4) Includes items that were reclassified for consolidated financial statement purposes. The principal items are the non-conventional fuels tax credit related to coalbed methane production and synthetic fuel production at TECO Coal and interest expense on the limited-recourse debt related to TPS's independent power operations. In the Consolidated Statements of Income, the tax credit is part of the provision for income taxes and the interest is part of interest expense. Certain amounts have been restated to conform to current year presentation.

(5) Beginning in 2001, segment net income will be reported on a basis that will include internally allocated financing costs.


TAMPA ELECTRIC - ELECTRIC OPERATIONS
------------------------------------

TAMPA ELECTRIC RESULTS

         Tampa Electric's net income increased 4 percent in 2000, reflecting good customer growth, higher per-customer energy usage, a favorable customer mix and more normal weather, partially offset by higher operations and maintenance expense.

         In July 2000, Tampa Electric placed its new, 180-megawatt combustion turbine Polk Unit Two in service. The $54-million, oil or gas-fired peaking unit was constructed on an accelerated schedule to meet peak summer demand.

         Tampa Electric's 1999 net income, before charges described in the CHARGES TO EARNINGS section, declined about 2 percent from 1998. Results in 1999 included the deferral of $11.9 million of revenues excluding an offsetting non-recurring pretax benefit of $7.9 million of deferred revenues recognized under the then current regulatory agreement related to the charge for tax settlements. The results in 1998 reflected the recognition of $38.3 million of previously deferred revenues partially offset by a $20.8-million temporary base rate reduction.

SUMMARY OF OPERATING RESULTS

(millions)              2000      CHANGE      1999        CHANGE     1998
                      --------    ------    --------      ------   --------
Revenues              $1,353.8     12.8%    $1,199.8(1)   -2.8%    $1,234.6(2)
Operating expenses     1,060.3     13.3%       935.9      -2.0%       954.9(3)
                      --------              --------               --------
Operating income      $  293.5     11.2%    $  263.9      -5.6%    $  279.7
                      ========              ========               ========
Net Income            $  144.5      4.1%    $  138.8      -1.7%    $  141.2
                      ========              ========               ========

---------------
(1) Includes $11.9 million of deferred revenues. This amount is before the $7.9-million deferred revenue benefit recognized under the regulatory agreement related to the charge for tax settlements, described in the CHARGES TO EARNINGS section.

(2) Includes the recognition of previously deferred revenues totaling $38.3 million offset by temporary base rate reductions of $20.8 million, described in the UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

(3) Excludes a pretax charge of $9.6 million for treatment of a wholesale contract, described in the CHARGES TO EARNINGS section.


TAMPA ELECTRIC OPERATING REVENUES

         The economy in Tampa Electric's service area continued to grow in 2000, with increased employment from the strong local economy aided by corporate relocations and expansions. The Tampa metropolitan area's employment grew over 5 percent in 2000, placing it fourth for job growth among metropolitan areas in the U.S.

         Tampa Electric's 2000 operating revenues increased 13 percent from 3 percent customer growth, more normal winter weather and increased per-customer energy usage. The customer mix continued to shift toward higher margin residential and commercial customers in 2000.

         Tampa Electric's 1999 operating revenues decreased 3 percent, primarily because the company deferred revenues in 1999, while in 1998 it benefited from the recognition of revenues deferred in prior years. The company experienced customer growth of 2.5 percent in 1999, while retail energy sales were 1.4 percent lower.

         In 2000, combined residential and commercial megawatt sales increased 5 percent from the addition of more than 16,000 new customers and a return to more normal weather. These sales increased slightly in 1999, as the addition of almost 13,000 customers more than offset the effects of mild weather that year.

         Non-phosphate industrial sales increased in 2000 and 1999, reflecting continued economic growth and the shift of some commercial customers to the industrial classification to take advantage of favorable tax law changes for electricity used in manufacturing. This shift does not affect Tampa Electric total revenues.

         Sales to phosphate customers increased in 2000 as producers brought back into service mining and production facilities idled in 1998 and 1999. Sales to the phosphate industry declined in 1999 due to mine closures in 1998 and 1999. The phosphate industry continues to experience lower pricing due to worldwide oversupply. According to phosphate industry sources, the market is expected to remain in this downturn in early 2001 and then start a recovery later in 2001 with improvement continuing in 2002. Revenues from phosphate sales represented slightly less than 3 percent of base revenues in 2000 and in 1999.

         Based on expected growth reflecting continued population increases and business expansion, Tampa Electric projects retail energy sales growth of approximately 2.5 percent annually over the next five years, with combined energy sales growth in the residential and commercial sectors of almost 3 percent annually. Retail demand growth is expected to average 100 megawatts of capacity per year for the next five years.

         These growth projections assume continued local area economic growth, normal weather and certain other factors. See the INVESTMENT CONSIDERATIONS section.

MEGAWATT-HOUR SALES

(thousands)                    2000     CHANGE    1999    CHANGE       1998
                              ------    ------   ------   -------     ------
Residential                    7,369     5.8%    6,967     -1.2%      7,050
Commercial                     5,541     3.8%    5,336      3.2%      5,173
Industrial                     2,390     7.5%    2,224    -11.7%      2,520
Other                          1,338     4.7%    1,278     -0.5%      1,284
                              ------    ----    ------    ------     ------
  Total retail                16,638     5.3%   15,805     -1.4%     16,027
Sales for resale               2,564    18.7%    2,160    -13.1%      2,486
                              ------    ----    ------    ------     ------
  Total energy sold           19,202     6.9%   17,965     -3.0%     18,513
                              ======    ====    ======    ======     ======

Retail customers (average)     560.1     3.0%    543.7       2.5%     530.3
                              ======    ====    ======    ======     ======

TAMPA ELECTRIC OPERATING EXPENSES

         Overall operating expenses increased 13 percent in 2000 reflecting increased costs associated with the Big Bend Units One and Two flue gas desulfurization system placed in service in December 1999, the expiration of the DOE credits for Polk Unit One at the end of 1999, increased generating system maintenance to improve summer availability and costs associated with organizational streamlining. Costs associated with the flue gas desulfurization system are recovered through the Environmental Cost Recovery Clause (ECRC). See the UTILITY REGULATION section.

         Overall expenses were down 2 percent in 1999, reflecting lower fuel consumption and lower operations and maintenance expense than in 1998. Partially offsetting these reductions were property tax settlements and environmental study costs associated with the state environmental settlement described below and in the ENVIRONMENTAL COMPLIANCE section.

         Non-fuel operations and maintenance expenses decreased 4 percent in 1999, the result of effective cost management and improved efficiency throughout the company.

         Tampa Electric's 250-megawatt, clean coal technology Polk Unit One was placed into service in late 1996. Between 1996 and 1999, the last year of eligibility, a total of approximately $29 million was received from the U.S. Department of Energy (DOE) to partially offset the unit's non-fuel operations and maintenance expenses.

         Non-fuel operations and maintenance expenses in 2001 are expected to increase at or below the rate of inflation over the next several years.

OPERATING EXPENSES

(Millions)                    2000      CHANGE      1999     CHANGE     1998
                            --------    ------    --------   ------    -------
Other operating expenses    $  188.3     15.1%    $  163.6    -1.3%    $ 165.7
Maintenance                     96.1     10.3%        87.1    -7.9%       94.6
Depreciation                   161.6      9.5%       147.6     1.0%      146.1
Taxes, other than income        98.7     -0.1%        98.8     1.6%       97.2
                            --------              --------             -------
  Operating expenses           544.7      9.6%       497.1    -1.3%      503.6
                            --------              --------             -------
Fuel                           323.5      6.4%       304.0   -17.1%      366.6
Purchased power                192.1     42.5%       134.8    59.1%       84.7
                            --------              --------             -------
  Total fuel expense           515.6     17.5%       438.8    -2.8%      451.3
                            --------              --------             -------
Total operating expenses    $1,060.3     13.3%    $  935.9    -2.0%    $ 954.9
                            ========              ========             =======


         Depreciation expense increased 9 percent in 2000 reflecting normal plant additions to serve the growing customer base and the addition of the Big Bend Units One and Two flue gas desulfurization system. The 1 percent increase in 1999 reflected normal plant additions to serve customer growth and maintain generating system reliability. Depreciation expense is projected to increase in 2001 from normal plant additions and rise for the next several years due to an additional combustion turbine at the Polk Power Station in 2002 and the first phase of the Gannon repowering project entering service in 2003. See the ENVIRONMENTAL COMPLIANCE section.

         Fuel costs increased 6 percent in 2000 reflecting increased generation and increased use of more expensive oil and natural gas at Polk Unit Two, Hookers Point and combustion turbines at the Big Bend Power Station. Average coal costs, on a cents-per-million BTU basis, decreased slightly in 2000 after a slight increase in 1999. Fuel expense decreased in 1999 from 1998 due to lower energy sales and a higher reliance on purchased power attributable to lower unit availability.

         Purchased power expense increased in 2000 due to lower unit availability, primarily the result of a generator failure at Gannon Unit Six. Purchased power increased in 1999 due to lower unit availability, the provision of replacement power for certain wholesale power sales contracts and an explosion at the Gannon plant in April 1999.

         Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially comprised of coal until 2003 when the first of two repowered units is scheduled to begin operating on natural gas. See the ENVIRONMENTAL COMPLIANCE section. On a total energy supply basis, company generation accounted for 86 percent and 84 percent of the total system energy requirement in 2000 and 1999, respectively.

         On April 8, 1999, an explosion at Tampa Electric's Gannon Station Unit Six, which was off line for scheduled spring maintenance, resulted in damage to the unit, the temporary shut down of the other five units at the station and injuries to 45 employees and contractors, including three fatalities. The cost of replacement fuel and purchased power totaled $5 million; $1.8 million was approved by the FPSC for recovery through Tampa Electric's fuel and purchased power clause with little impact on customer rates, and the balance was recovered from interruptible customers. The costs resulting from the accident were substantially covered by insurance. The impact on 1999 operation and maintenance expenses was approximately $2 million.

PEOPLES GAS SYSTEM

         Peoples Gas System is the largest investor-owned gas distribution utility in Florida, with about 70 percent of the investor-owned local distribution company market . It serves almost 260,000 customers in all of the major metropolitan areas of Florida.

         PGS achieved net income growth of 10 percent in 2000 from customer growth, increased gas transported for off-system sales to electric power generators and interruptible customers and colder weather late in the year.

         Net income grew 28 percent in 1999, with the increase due primarily to new customer additions from system expansion and lower operating expenses. The benefits of customer growth for the year were partially offset by the less favorable weather patterns during 1999.

         Historically the natural gas market in Florida has been underserved with the lowest market penetration in the southeastern U.S. PGS is expanding its gas distribution system into areas of Florida previously not served and expanding its system within areas currently served.

SUMMARY OF OPERATING RESULTS


(Millions)                           2000       CHANGE        1999       CHANGE        1998
                                   --------    --------     --------    --------     -------

Revenues                           $  314.5        24.9%    $  251.7        -0.4%    $ 252.8
Cost of gas sold                      157.0        45.8%       107.7        -6.7%      115.4
Operating expenses                    110.5         9.6%       100.8        -0.8%      101.6
                                   --------                 --------                 -------
Operating income                   $   47.0         8.8%    $   43.2        20.7%    $  35.8
                                   ========                 ========                 =======
Net Income                         $   21.8        10.1%    $   19.8        27.7%    $  15.5
                                   ========                 ========                 =======

Therms sold (millions)
by Customer Segment

  Residential                          57.6        10.6%        52.1        -1.1%       52.7
  Commercial                          292.1         6.8%       273.5         2.8%      266.0
  Industrial                          374.1        12.7%       331.9         8.8%      305.0
  Power Generation                    418.6         3.3%       405.2        40.5%      288.3
                                   --------                 --------                 -------
  Total                             1,142.4         7.5%     1,062.7        16.5%      912.0
                                   ========                 ========                 =======

Therms sold (millions)
 by Sales Type

  System Supply                       320.6         6.9%       300.0        -6.5%      320.8
  Transportation                      821.8         7.7%       762.7        29.0%      591.2
                                   --------                 --------                 -------
  Total                             1,142.4         7.5%     1,062.7        16.5%      912.0
                                   ========                 ========                 =======

Customers (thousands) - average       256.2         3.9%       246.7         3.0%      239.6
                                   ========                 ========                 =======


         Residential therm sales increased in 2000, the result of 4 percent residential customer growth and colder weather late in the year. Commercial therm sales increased in 2000 reflecting good customer growth and a strong economy.

         Residential therm sales decreased slightly in 1999, the result of less favorable weather patterns in the first quarter offset in part by new customer additions. Therm sales to commercial customers increased in 1999, reflecting a growing number of higher-margin customers.

         Operating revenues from residential and commercial customers increased 24 percent and 16 percent, respectively, in 2000 from higher gas prices, customer growth, and increased usage due to colder weather late in the year . Gas prices per therm were 36 percent higher in 2000 compared to the prior year.

         The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a Purchased Gas Adjustment
(PGA) clause approved by the Florida Public Service Commission. The company files for mid-period adjustments to the PGA in times of gas price volatility, as was experienced in 2000 and into 2001.

         Revenues from residential customers increased 2 percent in 1999. Revenue from commercial customers decreased 9 percent, while revenues from industrial and power generation customers were up approximately 33 percent.

         In November 2000, PGS instituted its "NaturalChoice" program, which unbundles gas services for all non-residential customers, affording these customers the opportunity to purchase the commodity gas from any provider. The net result of this unbundling is a shift from commodity sales to transportation sales. Because commodity sales are included in operating revenues at the cost of the gas on a pass-through basis, there is no net financial impact to the company of transportation only sales.

         Operating expenses increased in 2000, in line with customer growth and system expansion. Operating expenses decreased in 1999, reflecting cost savings associated with management's decision in mid-1998 to exit the appliance sales and service business.

         PGS expects to invest an average of $60 million for each of the next five years to grow the business and maintain system reliability.

         In 1998, PGS announced plans to expand into the Southwest Florida market to provide service to Fort Myers, Naples, Cape Coral and surrounding areas. In 1999, the company began connecting customers and delivering gas to North Fort Myers and completed the long-haul portion of this extension of its distribution system in April 2000. In the first eight months of operation, the project connected 195 commercial customers representing annual consumption of approximately 5.8 million therms. External sources predict that more than 100,000 new homes and businesses will be added in this market over the next decade, representing a significant opportunity for growth in the high-end residential and the commercial customer sectors.

         PGS expects increases in sales volumes and corresponding revenues in 2001, and continued customer additions and related revenues from the Southwest Florida expansion and other expansion efforts throughout the state.

         These growth projections assume continued local area economic growth, normal weather and other factors. See the INVESTMENT CONSIDERATIONS section.

TECO POWER SERVICES

         In 2000, TECO Power Services' (TPS) net income of $36.9 million was more than double the 1999 level from new investments, projects placed in commercial operation in 2000, improved results at Empresa Electrica de Guatemala, S.A. (EEGSA), the Guatemalan distribution utility in which TPS acquired a 24 percent interest in 1998, and increased earnings from the expansion of Hardee Power Station.

         In 2000, TPS recorded $5.4 million of other income related to an insurance claim settlement at the San Jose Power Station for mechanical damage and loss of business from a turbine oil system failure, and other turbine problems. Repairs to the turbine were completed and the unit has operated reliably since September.

         The 120-megawatt San Jose Power Station began commercial operation in January 2000. TPS increased its ownership interest in this project to 67 percent in December 1999 and acquired the remaining ownership interest in February 2000. TPS has a 15-year power supply agreement with EEGSA.

         The 75-megawatt expansion of the Hardee Station in Florida, announced in September 1999, began commercial operation in May 2000, and is serving the needs of Tampa Electric. The first phase of the Hamakua project in Hawaii began commercial operation in August 2000 and the final phase began commercial operation in December 2000. The 135-megawatt first phase of the planned 312-megawatt Commonwealth Chesapeake electric generating facility in Virginia began commercial operation in September 2000 and construction is proceeding on the second phase, with commercial operation expected by June 2001.

         In 1999, TPS recorded significantly higher income compared to 1998, reflecting contributions from new initiatives in 1999 and growing contributions from existing operating projects and investments. Capitalization of development costs and interest during construction on the San Jose Power Station also contributed to the improved results for the year. EEGSA had better results in 1999 as operational improvements and customer additions favorably impacted earnings.

DEVELOPMENT ACTIVITIES

         In 2000, TPS refocused its development efforts on domestic energy projects and took steps to achieve the major growth outlined in the TECO ENERGY STRATEGY AND OUTLOOK section. During the second half of 2000 and early 2001, TPS announced eight major projects representing a net ownership interest increase of more than 6,000 megawatts of new merchant capacity operating, under construction or in final stages of development. See the INVESTMENT CONSIDERATIONS section. TPS expects these projects to begin making contributions to earnings in 2001, with significantly higher contributions expected in 2003.

         TPS now has a pipeline of projects operating, under construction or in the final stages of development with a net ownership interest in more than 7,000 megawatts. Upon completion, the domestic projects will provide TPS with the opportunity to sell wholesale power in 18 states from Hawaii to Florida to Virginia and to Mexico. The new projects are in high-growth areas, with good access to fuel supply and electric transmission systems.

         In September, TPS announced a $93-million investment in the form of a loan related to Panda Energy International's (Panda) Texas Independent Energy Projects (TIE). This investment, under certain circumstances, gives TPS an opportunity for an effective economic interest, estimated at 75-percent, in Panda's 1,000-megawatt interest in these projects. Interest from TIE contributed to 2000 earnings and will increase in 2001.

         In October, TPS announced the acquisition of two generating plants being developed by GenPower LLC. TPS acquired 100 percent ownership of the two 599-megawatt, natural gas-fired, combined cycle Dell and McAdams projects located in Arkansas and Mississippi, respectively. These projects are expected to begin commercial operation in the fourth quarter of 2002. The TPS equity investment in these projects at commercial operation is expected to total about $330 million.

         In November, TPS announced a joint venture with Panda to build, own and operate the 2,220-megawatt El Dorado plant in Arkansas and the 2,350-megawatt Gila River Power Station in Arizona. TPS earns a preferred return on the investment in these projects, which gives it an effective 75-percent economic interest. These projects will begin commercial operation in phases, with the first phase of El Dorado expected in the second half of 2002 and the final phase of Gila River expected by the middle of 2003. The TPS equity investment in these projects at commercial operation is expected to total more than $1 billion.

         Also in November, TPS announced the signing of a memorandum of understanding relating to the exclusive rights to develop a petroleum coke (pet coke) gasification project at the CITGO refinery in Lake Charles, Louisiana. The memorandum contemplates that TPS will be a 50-percent owner of this 670-megawatt project that will gasify the pet coke provided by CITGO to produce a clean burning synthesis gas for use in a combustion turbine. The project will sell steam and hydrogen to CITGO with excess electric power sold in the Louisiana wholesale power market. The project is expected to begin commercial operation in early 2005.

         In March 2001, TPS acquired American Electric Power's (AEP) Frontera Power Station located near McAllen, Texas. This 500-megawatt, natural gas-fired, combined-cycle plant, originally developed by CSW Energy (CSW), began combined-cycle operation in May 2000. As a condition of the merger of Central & South West Corporation, CSW's parent company, with AEP the company was required by the Federal Energy Regulatory Commission to divest its ownership of this facility. The TPS equity investment in this acquisition is expected to be about $120 million in 2001.

         In February 1999, TPS formed an alliance with Energia Global International, Ltd. (EGI), a company with energy interests in Latin America. EGI has investments in six power projects in operation or under construction in Chile, Costa Rica and Guatemala, and an electric distribution company in El Salvador. TPS initially committed $25 million in the form of a loan, which became an equity interest at the end of 2000. The interest income from the EGI loan contributed to TPS' net income in 1999 and 2000. TPS made an additional loan of $20 million in 2000.

         Significant factors that could influence results at TPS are successful financing and construction of its new projects, weather, domestic economic conditions and commodity price changes. See the INVESTMENT CONSIDERATIONS section.

TPS PROJECT SUMMARY


                                                                               TPS ECONOMIC       IN SERVICE/
PROJECT                                     LOCATION           SIZE            INTEREST (%)       PARTICIPATION DATE
-------                                     --------           ----            ------------       ------------------

Hardee Power Station                        Florida            370 MW              100%           Jan.1993, May 2000
Alborada Power Station                      Guatemala          78 MW                96%           Sept. 1995
San Jose Power Station                      Guatemala          120 MW              100%           Jan. 2000
Hamakua Energy Project                      Hawaii             60 MW                50%           Aug. 2000, Dec. 2000
Frontera Power Station                      Texas              500 MW              100%           May 2000/Feb. 2001
Commonwealth Chesapeake Power Station       Virginia           312 MW               95%           Sept. 2000, June 2001
Energy Center Kladno Generating (ECKG)      Czech Republic     344 MW               13%           Jan. 2000
Panda TIE                                   Texas              1,000 MW             (1)           Dec. 2000, 2001
Dell                                        Arkansas           599 MW              100%           4th Quarter 2002
McAdams                                     Mississippi        599 MW              100%           4th Quarter 2002
El Dorado                                   Arkansas           2,220 MW             (2)           Oct. 2002-Mar. 2003
Gila River                                  Arizona            2,350 MW             (2)           1st Half 2003
CITGO                                       Louisiana          670 MW               50%           Jan. 2005
Empresa Electrica de Guatemala S.A.(EEGSA)  Guatemala          580,000 retail       24%           Sept. 1998
  (a distribution utility)                                     electric customers

(1)  Estimated at 75 percent.

(2)  Based on the effect of the preferred return, estimated at 75 percent.


TECO TRANSPORT

         Net income at TECO Transport increased 10 percent in 2000 reflecting a strong export grain market, higher levels of coal moved for Tampa Electric, increased movements of steel-related products northbound on the river systems and a gain on the disposition of an ocean-going asset. Partially offsetting these improvements were higher fuel prices, continued weakness in the export coal market and lower phosphate shipments, as producers curtailed production to bring supply and demand in balance.

         TECO Transport recorded 10 percent higher net income in 1999, primarily from a strong export grain market, increased northbound movements of steel-related products on the river system and lower fuel and depreciation expense. Improvements were partially offset by a weak export coal market and lower shipments of coal for Tampa Electric.

         In October 2000, TECO Transport signed a long-term contract with a major phosphate fertilizer producer to move all of that producer's raw phosphate rock production between Tampa and its facilities on the Mississippi River. Under the contract, TECO Transport's ocean-going subsidiary, Gulfcoast Transit, purchased two vessels used to serve this customer.

         TECO Transport expects Tampa Electric coal shipments to be at normal levels in 2001. It expects continued enhancements of northbound river business and strong grain shipments in 2001, reflecting continued support of the U.S. government sponsored grain export program.

         The phosphate fertilizer industry continued to experience worldwide oversupply and low prices, and expects the weakness to continue into 2001. This condition reduced shipment of raw phosphate rock in 2000 and is expected to have a similar impact in early 2001.

         Continued weakness in the export coal market is anticipated in 2001, primarily due to the strength of the U.S. dollar relative to other currencies and excess coal production capacity worldwide.

         TECO Transport expects to continue diversifying into new markets and cargoes. Future growth at TECO Transport is dependent on higher asset utilization, particularly at the river business with north-and southbound cargoes, and asset additions at both the river and ocean-going businesses. Significant factors that could influence results are weather, bulk commodity prices, fuel prices and domestic and international economic conditions. See the INVESTMENT CONSIDERATIONS section.

TECO COAL

         TECO Coal's net income more than doubled in 2000 to $37.5 million driven primarily by the sale of fuel produced from the synthetic fuel production facilities acquired this year and the associated tax credits for the production of non-conventional fuels. For segment reporting purposes, the tax credit is shown as an offset to expense for operating income calculation purposes but is included in provision for income taxes in the TECO Energy Consolidated Statements of Income.

         TECO Coal's net income decreased almost 9 percent in 1999, excluding the effect of a $13.6 million charge in 1998 described in the CHARGES TO EARNINGS section . Lower 1999 operating income reflected lower Tampa Electric volumes and weak prices in the metallurgical and steam markets, partially offset by higher third-party volumes and cost efficiencies.

         Coal sales, including synthetic fuels, increased to 7.9 million tons in 2000 from 7.2 million tons in 1999 and 6.8 million tons in 1998. Volumes in 2001 are expected to be more than 10 million tons. This increase is driven by production from the Perry County Coal mines described below.

         Steam coal pricing improved in 2000, but at a lower percentage than other energy prices. Metallurgical coal prices were weak in 2000 due to a general weakness in the steel industry, but are expected to improve in 2001.

         TECO Coal's contract with Tampa Electric expired at the end of 1999 and was not renewed. Tampa Electric shipments represented 2 percent of TECO Coal's volume in 2000 and 7 percent of spot coal purchases in 1999.

         In November 2000, TECO Coal purchased the Perry County Coal Co. Under this purchase, TECO Coal acquired 23 million tons of proven low-sulfur reserves, a preparation plant and two load-out facilities on the CSX railroad. There are an additional 80 million tons of high-quality reserves already under lease located on adjacent land.

         In January 2000, TECO Coal purchased two synthetic fuel (synfuel) facilities from Covol Technologies, Inc. which were relocated to the company's Premier Elkhorn and Clintwood Elkhorn mines in Kentucky, and were operational by the second quarter of 2000. These facilities produce synthetic fuels from coal using a patented and proprietary process developed by Covol.

         More than 1.9 million tons of synfuel were produced in 2000 resulting in a net benefit of approximately $30 million. Synfuel production replaced some of the conventional coal production in 2000. Production is expected to increase somewhat in 2001.

         Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code, which are available through 2007.

         During the fourth quarter, the U.S. Treasury suspended advance rulings by the Internal Revenue Service with respect to synthetic fuel production facilities to permit the Treasury and the Service time to review certain specified legal issues regarding the application of this credit. Taxpayers were given the opportunity to provide the Treasury with comments regarding the administration of the synthetic fuel tax credit program. While no retroactive interpretation of qualification under the program is expected, the requirements for obtaining advance rulings could include some production-limiting factors.

         Significant factors that could influence results are weather, general economic conditions, commodity price changes and changes in laws or regulations. See the INVESTMENT CONSIDERATIONS section.

OTHER UNREGULATED COMPANIES

         TECO COALBED METHANE'S 2000 net income increased as a result of higher gas prices which more than offset lower production. Effective gas prices, net of all hedging, increased to $2.72 per thousand cubic feet (Mcf). Production declined 5 percent to 15.7 billion cubic feet (BCF) in 2000, less than the natural decline rate, due to effective well-restimulation efforts. Proven reserves were estimated at 182 BCF at Dec. 31, 2000, reflecting the well restimulation efforts and higher gas prices. Proven reserves were estimated at 159 BCF and 162 BCF in 1999 and 1998, respectively.

         In 1999, net income declined 13 percent from production and price decreases that were only partially offset by reduced operating costs. Production declined to 16.6 BCF in 1999 from 17.6 BCF in 1998. Effective gas prices, including the results of hedging, fell $.12 per Mcf in 1999.

         Production is expected to decline 6 to 8 percent in 2001, reflective of the normal declining production profile for these types of gas wells.

         Production from TECO Coalbed Methane's reserves are eligible for
Section 29 non-conventional fuels tax credits through 2002. The credit was $1.05 per Mcf in 1998, $1.04 per Mcf in 1999 and is expected to be $1.05 for 2000. The tax credit declined in 1999 due to a reformulation of the calculation of the GDP price deflator index used for determining the increase in the tax credits. This rate escalates with inflation but could be limited by domestic oil prices. In 2000, domestic oil prices would have had to exceed $47 per barrel for this limitation to have been effective.

         All gas produced is sold under contract at spot market prices. Although natural gas prices can be volatile, the Section 29 tax credits provide stability to TECO Coalbed Methane's operating results. See the Investment Considerations section.

         TECO PROPANE VENTURES (TPV) is the subsidiary in which the company's propane business investment is held. This business was formerly known as Peoples Gas Company, the unregulated propane gas business acquired in the 1997 Peoples Gas companies merger, which was the largest independent propane distributor in Florida.

         In February 2000, TECO Energy entered into an agreement to form US Propane L.P. to combine its Peoples Gas Company propane operations with the propane operations of Atmos Energy Corporation, AGL Resources, Inc. and Piedmont Natural Gas Company, Inc.

         In June 2000, US Propane announced that it would combine with Heritage Holdings, Inc., the general partner of Heritage Propane Partners, L.P. (NYSE:HPG), to create the fourth largest retail propane distributor in the United States.

         Under the agreements, US Propane sold its propane business to Heritage Propane for approximately $181 million in cash and limited partnership units of Heritage Propane Partners. US Propane purchased all of the ownership interest of Heritage Holdings, the general partner of Heritage Propane Partners, for $120 million. Upon closing of the transaction, US Propane owned all of the general partner and an approximate 34 percent limited partnership interest in Heritage Propane Partners, the master limited partnership. Interests in the general partner of US Propane are held proportionately among the four companies that created US Propane.

         The US Propane and Heritage Propane transactions transformed four local propane operations into a major regional company and then into a larger national operation that now markets over 300 million gallons of propane annually to nearly 500,000 customers in 28 states. The transactions created a significant market presence that allows pursuit of national accounts, balances seasonal and weather related demand fluctuations on a broader scale and provides a larger opportunity for growth.

         TPV recorded an $8.3-million after-tax gain from this series of transactions in the third quarter of 2000. TPV has a 38 percent interest in the general partner that manages Heritage Propane Partners.

         TECO SOLUTIONS was formed to support TECO Energy's strategy of offering customers a comprehensive and competitive package of energy services and products with its Florida operations focus. Operating companies under TECO Solutions include TECO BGA, Inc. (formerly Bosek, Gibson and Associates) (TECO
BGA), BCH Mechanical, Inc. and its affiliated companies (BCH), TECO Gas Services, TECO Properties, and TECO Partners.

         TECO BGA, an energy services company headquartered in Tampa with nine offices throughout Florida and one in California, was acquired by TECO Energy in 1996. It provides design, engineering and construction services to more than 300 customers, including public schools, universities, health care organizations and commercial businesses throughout Florida and California.

         BGA continues growing its business infrastructure and project portfolio to better compete with the larger energy service companies in the diversified energy service field. Several significant project development efforts are under way. These efforts include providing energy efficiency turnkey services for public and private sector markets, power reliability solutions and district cooling/chilled water plants.

         In September 2000, TECO Energy purchased BCH. BCH is one of the leading mechanical contracting firms in Florida.

         TECO Solutions combines BGA's proven project development and design capabilities with BCH's construction, operations and maintenance capabilities. This combination is expected to allow the companies to improve their price and performance on comprehensive turnkey projects because of in-house skills for the entire project scope.

         TECO GAS SERVICES, INC. is another unregulated business acquired in the Peoples Gas companies merger. It provides gas management and marketing services for large municipal, industrial, commercial and power generation customers.

         This company's focus is on increasing its customer base while continuing to provide gas management services for three large cogeneration facilities. TECO Gas Services is expected to provide gas management services for an increasing customer base as Peoples Gas System makes its "NaturalChoice" option for unbundled service available to more non-residential customers.

         In 2000, TECO Properties recorded a $3.8-million, after-tax charge to adjust certain properties to reflect their market value.

NON-OPERATING ITEMS

DISCONTINUED OPERATIONS

TECOM, INC.

         In November 1999, the assets of TeCom, the company's advanced energy management technology subsidiary, were sold to Invensys Intelligent Building Systems. TeCom was sold because it was unable to develop the right distribution channels to effectively reach the market.

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

         In 1998, TECO Oil & Gas sold its offshore assets to American Resources Offshore (ARO).

OTHER INCOME (EXPENSE)

         Other income (expense) in 2000 included a pretax gain of $13.6 million associated with the US Propane and Heritage Propane transactions, $5.4 million from an insurance settlement at TPS, and interest income from the TPS investments made in the form of loans. Also included was a charge of $8.1 million to adjust the value of certain leveraged lease investments.

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

         Allowance for other funds used during construction (AFUDC) was $1.6 million in 2000 and $1.3 million in 1999; no AFUDC was recorded in 1998. AFUDC is expected to increase to an estimated $8 million in 2001 and more than double to an estimated $19 million in 2002, reflecting Tampa Electric's growing investment in the Gannon repowering and generation expansion activities.

         AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on the equity funds used for construction.

INTEREST CHARGES

         Interest charges at TECO Energy were $167.6 million in 2000 compared to $123.7 million in 1999 and $104.3 million in 1998. Interest expense was higher in 2000, primarily because of higher borrowing levels associated with the company's business development activities and higher short-term interest rates.

         In 1999, a charge for income tax settlements and provisions, discussed in the Changes to Earnings section, included $9 million of interest expense and accounted for approximately half of the increase over 1998. Higher borrowing levels associated with new investments in the operating businesses also increased interest expense.

INCOME TAXES

         Income tax expense decreased in 2000 reflecting lower taxable income, a substantial increase in tax credits for the production of non-conventional fuels and increased foreign operations with deferred tax structures. In 1999, income tax expense increased reflecting higher taxable income and the effect of recording income tax provisions and settlements related to prior years' tax returns. In 1998, income taxes were lower due to lower taxable income resulting from $23.2 million of charges. Income tax expense as a percent of income from continuing operations before taxes was 7 percent in 2000, 30 percent in 1999 and 29 percent in 1998.

         The actual cash paid for income taxes was $83.9 million, $62.1 million and $66.2 million in 2000, 1999 and 1998, respectively. Total income tax expense was reduced by the federal tax credit related to the production of non-conventional fuels, under Section 29 of the Internal Revenue Code. These tax credits are generated annually on qualified production at TECO Coalbed Methane through Dec. 31, 2002 and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation or administration that could impact the qualification of Section 29 tax credits.

         This tax credit totaled $68.3 million in 2000, $17.2 million in 1999 and $18.9 million in 1998. In 2000, $52.1 million of the Section 29 tax credits related to the production of synthetic fuel at TECO Coal; $16.2 million of 2000 tax credits and all prior-year amounts reflect the tax credits related to the production of natural gas from coal seams at TECO Coalbed Methane.

         The tax credit for production at TECO Coalbed Methane and TECO Coal was $1.05 per million BTU in 1998, $1.04 per million BTU in 1999 and is expected to be $1.05 for 2000. This rate escalates with inflation but could be limited by domestic oil prices. In 2000, domestic oil prices would have had to exceed $47 per barrel for this limitation to have been effective.

         In 2000, the decrease in income tax expense also reflects the impact of increased overseas operations with deferred tax structures. The decrease related to these deferrals was $9.3 million, $1.4 million and $1.0 million for 2000, 1999 and 1998, respectively.

         The income tax effect of gains and losses from discontinued operations is shown as a component of results from discontinued operations.

         Income tax expense for 1999 includes $5.0 million for charges described in the Changes to Earnings section reflecting corporate income tax provisions and settlement expenses related to prior years' tax returns. These adjustments, including interest of $9.0 million, were recorded at Tampa Electric, TECO Investments and at the TECO Energy corporate level.

ACCOUNTING STANDARDS

REPORTING COMPREHENSIVE INCOME

         In 1999, the company adopted Financial Accounting Standard (FAS) 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain other changes in assets and liabilities recorded in common equity, be reported in the financial statements. TECO Energy reported $2.0 million of other comprehensive income in 2000 and $5.5 million of other comprehensive loss in 1999 related to adjustments to the minimum pension liability associated with the company's supplemental executive retirement plan. There were no components of comprehensive income other than net income for the year ended Dec. 31, 1998. The company has reported accumulated other comprehensive income in its Consolidated Statements of Common Equity.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In 1999, the company adopted AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Startup Activities. It requires costs of startup activities and organization costs to be expensed as incurred. Startup activities are broadly defined as those one-time activities related to events such as opening a new facility, conducting business in a new territory and organizing a new entity. Some costs, such as the costs of acquiring or constructing long-lived assets and bringing them into service, are not subject to SOP 98-5. The costs expensed in 2000 and 1999 in accordance with SOP 98-5 were not significant.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The company will adopt the new standard effective Jan. 1, 2001. The new standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.

         The company has completed the review and documentation of its derivative contracts, and found that such activity has been minimal and relatively short term in duration. From time to time, the company has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases, and to limit exposure to fuel price increases at TECO Transport.

         As of Dec. 31, 2000, the company had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane which will qualify for cash flow hedge accounting treatment under FAS 133. Upon adoption, the company expects to report a reduction in other comprehensive income of approximately $19.0 million before tax to record the swap liability as of Jan. 1, 2001.

         The company has not used derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives particularly as it relates to the expanding merchant power projects at TECO Power Services, and develop procedures and methods for measuring them.

ENVIRONMENTAL COMPLIANCE

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four flue gas desulfurization, or scrubber, system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, Tampa Electric installed a new scrubber system at Big Bend Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83-million scrubber was placed in service on Dec. 30, 1999 and has significantly reduced the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with scrubber technology. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon stations.

         On Feb. 29, 2000, Tampa Electric Company, the EPA and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and notice of violation alleging violations of New Source Review requirements of the Clear Air Act.

         The consent decree is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection
(FDEP) with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units One, Two and Three. Under the consent decree, Tampa Electric is committed to a comprehensive cleanup program that will dramatically decrease emissions from the company's power plants.

         A significant component of the emission reduction plan is the repowering of the company's coal-fired Gannon Station with natural gas.

         Engineering for the repowering project began in January 2000, and Tampa Electric anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of additional units is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric energy.

         Tampa Electric filed petitions with the FPSC to seek cost recovery for various environmental projects required by the consent decree. The petition sought cost recovery through the Environmental Cost Recovery Clause for costs incurred to improve the availability and removal efficiency for its Big Bend One, Two and Three scrubbers, to reduce particulate matter emission, and to reduce NOx emissions. In November, the FPSC approved the recovery of these types of costs through customers' bills starting January 2001.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

UTILITY REGULATION

RATE STABILIZATION STRATEGY

         Tampa Electric's objectives of stabilizing prices from 1996 through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the Florida Public Service Commission
(FPSC). Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.

         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit One and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were: a base rate freeze through 1999; refunds to customers totaling $50 million during the period October 1996 through December 1998; and recovery of the capital costs incurred for the Polk Unit One project.

         Under these agreements Tampa Electric's allowed return on equity (ROE) was established at an 11.75 percent midpoint with a range of 10.75 percent to
12.75 percent. Revenues were deferred for use by the company in 1997 and 1998 according to sharing formulas that varied by year. In 1998, all revenues above the top of the ROE range were required to be held for refund to customers.

         For 1995 and 1996, Tampa Electric deferred $51 million and $37 million of revenues under this plan, respectively. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code. These amounts and interest (less $25 million of refunds) provided $62 million for recognition as income by the company for 1997 and 1998. Revenues in 1997 and 1998 were lower by $5 million and $20 million, respectively, as a result of a temporary base rate reduction that was a component of the stipulation.

         Based on FPSC decisions, the company reversed $27 million for 1997 and $34 million for 1998 of the revenues deferred from 1995 and 1996. After including $10 million of interest accrued over the deferral period, the FPSC ordered $11 million plus interest to be refunded to customers. In November 1999, FIPUG protested the FPSC decisions for both 1997 and 1998 and requested a hearing to review a wide range of costs incurred by the company over the two-year period. Accordingly, the FPSC ordered that the $11 million refund be withheld with interest until the protest was heard and resolved.

         In August 2000, the FPSC approved a stipulation entered into between Tampa Electric, FIPUG and OPC that provided for a $13 million refund to customers from September through December 2000. This amount generally represented the $11 million refund amount previously determined plus interest.

         As part of its series of agreements with OPC and FIPUG, Tampa Electric also agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.

         In October 2000, the FPSC staff recommended a 1999 refund of $6.1 million including interest, to be refunded to customers beginning January 1, 2001. OPC objected to certain interest expenses recognized in 1999 that were associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. On Feb. 7, 2001 OPC protested the FPSC's refund decision. The protest claims that the stipulations do not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. OPC suggests that an additional $8.3 million should be refunded. Hearing dates to resolve the 1999 refund amount are scheduled for August 2001. Tampa Electric believes its positions relative to the inclusion of the interest expenses are reasonable and are likely to be upheld.

         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its allowed ROE range of 10.75 percent to 12.75 percent with a midpoint of 11.75 percent will continue in effect until such time as changes are occasioned by an agreement approved by the FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric believes that its currently allowed ROE range is reasonable based on the current interest rate environment and previous FPSC rulings.

COST RECOVERY CLAUSES

         In September 2000, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery clause rates for the period January 2001 through December 2001. In November, the FPSC approved Tampa Electric's requested changes. Accordingly, Tampa Electric's residential customer rate per 1,000 kilowatt hours increased only by 2 cents to $84.47. These rates include projected costs associated with environmental projects required under the U.S. Environmental Protection Agency's Consent Decree and the Florida Department of Environmental Protection Consent Final Judgment with Tampa Electric. See the Environmental Compliance section. They also include additional purchased power costs for 2000 and 2001, which reflect higher natural gas and oil prices and increases in the volumes of purchased power.

         In February 2001, Tampa Electric notified the FPSC that it anticipated that the fuel factors approved in December 2000 for 2001 were understated by approximately $86 million due to significantly higher natural gas and oil prices, and accordingly, purchased power costs. In March 2001, the FPSC approved Tampa Electric's request to increase rates to cover the $86 million beginning in April 2001.

         In January 2001, PGS notified the FPSC that it anticipated that its PGA factors approved in December 2000 for 2001 were understated by approximately $63 million due to significantly higher natural gas prices. In February 2001, the FPSC approved PGS' request to increase rates to cover the $63 million under-recovery beginning in March 2001.

LONG-RANGE POWER SUPPLY PLANNING

         In 1999, as part of the FPSC's assessment of Florida's electric reliability for future years, the FPSC ordered a generic investigation into the aggregate reserve margins planned for peninsular Florida. Tampa Electric, along with Florida Power & Light and Florida Power Corp. submitted a proposed stipulation to the FPSC to voluntarily adopt a minimum 20-percent reserve margin planning criteria from the then current 15-percent criteria over a transition period of four years. In December 1999, the FPSC approved the proposed stipulation.

         Tampa Electric accelerated the in-service date of its next two 180-megawatt combustion turbines from January 2001 to September 2000 and from January 2003 to May 2002. The September 2000 combustion turbine was subsequently accelerated to begin actual commercial operation in July 2000.

         Tampa Electric also entered into a 12-year purchased power agreement with Hardee Power Partners for a 75-megawatt combustion turbine that entered service in May 2000.

         In August 2000, Tampa Electric presented a revised 10-year site plan to the FPSC which further enhances system reliability and improves economic and environmental benefits to customers. Under this revised plan, the capacity of the Gannon Station repowering project was increased by 235 megawatts. The increased capacity increased Tampa Electric's projected 2004 summer reserve margin from 23 percent to 27 percent at a lower cost than previous repowering plans.

UTILITY COMPETITION: ELECTRIC

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of self-generation available to larger users of electric energy. Such users may seek to expand their alternatives through various initiatives, including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to retain and expand its retail business by managing costs and providing high-quality service to retail customers.

         There is presently active competition in the wholesale power markets in Florida, increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. However, the Florida Power Plant Siting Act, which sets the state's electric energy/environmental policy and governs the building of new generation involving steam capacity of 75 megawatts or more, requires that applicants demonstrate that a plant is needed prior to receiving construction and operating permits.

         In 2000, Florida Governor Jeb Bush established the 2020 Energy Study Commission to address the following issues by December 2001: current and future reliability of electric and natural gas supply; emerging energy supply and delivery options; electric industry competition; environmental impacts of energy supply; energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. TECO Energy has been supportive of the process. The Study Commission recently endorsed an interim recommendation on wholesale competition that, if enacted into law, would afford the company the opportunity to compete effectively in the Florida market.

         The Study Commission's recommendation to Governor Bush includes, among other provisions, elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to others, Florida electric system reliability and consumer protection. A proposal is expected to be forwarded to the legislature by the governor for possible action in the 2001 legislative session. It is unclear at this time if this proposed legislation would pass.

REGIONAL TRANSMISSION ORGANIZATION (RTO)

         In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000, dealing with RTOs. This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. The rule provides guidelines to utilities for joining RTOs by December 2001. These guidelines specify minimum characteristics and functions.

         In anticipation of the FERC activity, the FPSC held workshops in 1999 to discuss transmission issues within peninsular Florida. Potentially affected parties and the FPSC agreed that a national one-size-fits-all approach is not appropriate. With the encouragement of the FPSC, Tampa Electric worked with utilities in the state and others to develop a peninsular Florida solution.

         The activities resulted in the peninsular Florida investor-owned utilities making joint RTO filings at FERC in October and December 2000. The filing included elements related to governance, pricing, planning, operations and market design. Tampa Electric and other stakeholders are seeking a market design in the collaborative process, which at a minimum addresses each of the FERC criteria in Order 2000

         In the filing, Tampa Electric agreed with the other Florida investor-owned utilities to form an RTO to be known as GridFlorida LLC. As proposed, the RTO would independently control the transmission assets of the filing utilities, as well as other utilities in the region that choose to join. The RTO will be an independent, investor-owned organization that will have control of the planning and operations of the bulk power transmission systems of the utilities within peninsular Florida. The three filing utilities represent almost 80 percent of the aggregate net energy load in the region for the year 2000.

         On January 10, 2001, FERC issued preliminary rulings on certain aspects of the governance structure of the RTO. In order to guarantee the right to participate in the selection of the RTO board of directors, parties were required to declare, within 30 days of the January 10 order, their intention to contribute their transmission assets to the RTO. Tampa Electric has filed to inform the FERC that it planned to contribute its transmission assets to the RTO.

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

         In November 2000, PGS implemented its "NaturalChoice" program that offers unbundled transportation service to all non-residential customers. This means that non-residential customers can purchase commodity gas from a third party but continue to pay PGS for the transportation of the gas. Because PGS earns margins on the distribution of gas, but not on the commodity itself, this program is not expected to negatively impact PGS results.

         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly, by transporting gas through other facilities, thereby bypassing PGS facilities. In response to this competition, various programs have been developed including the provision of transportation services at discounted rates.

         In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases, propane. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high-quality service to customers.

         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The city has initiated legal proceedings seeking a declaration of the city's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counter claims and a hearing is scheduled for May 2001. While PGS believes it is best suited to serve these customers, it cannot at this time predict the ultimate outcome of these activities.

         PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the city. The Lakeland franchise contributed about $4 million of net revenue to PGS results in 2000.

CAPITAL INVESTMENTS

         TECO Energy's 2000 capital expenditures of $688 million included $267 million for Tampa Electric, $82 million for Peoples Gas System and $339 million for the unregulated companies. Tampa Electric invested $164 million in 2000 for equipment and facilities to meet its growing customer base and generating equipment maintenance, $50 million for the repowering and conversion of the coal-fired Gannon to the natural gas-fired Bayside Station (see the Environmental Compliance section) and $53 million toward the construction of Polk Units Two and Three, which are natural gas and No. 2 oil-fired combustion turbines. Capital expenditures for Peoples Gas System were approximately $64 million for system expansion, including approximately $21 million related to its Southwest Florida expansion, and approximately $18 million for maintenance of the existing system. TECO Transport invested $21 million in 2000 for equipment additions and normal equipment replacement. TECO Coal spent $64 million, which includes $40 million for the acquisition and relocation of two synthetic fuel production plants, $20 million for the acquisition of the Perry County Coal Company assets and the balance for normal equipment replacements. TECO Power Services' capital expenditures totaled $243 million related to the Commonwealth Chesapeake Power Station, the Dell and McAdams Power Stations and the expansion of the Hardee Power Station. These amounts do not include expenditures associated with investments in and loans to unconsolidated affiliates of $327 million, which are described in Investment Activity.

         TECO Energy estimates total capital investments for ongoing operations to be $1.3 billion for 2001 and $2.7 billion during the 2002-2005 period.

         For 2001, Tampa Electric expects to spend $373 million, consisting of $167 million for the repowering project at the Gannon Station, $20 million in construction costs on Polk Unit Three and $186 million to support system growth and generation reliability. At the end of 2000, Tampa Electric had outstanding commitments of about $300 million for the repowering project. Tampa Electric's total capital expenditures over the 2002-2005 period are projected to be $1.1 billion, including $19 million for generation expansion and $459 million for the repowering project.

         Capital expenditures for Peoples Gas System are expected to be about $73 million in 2001 and $251 million during the 2002-2005 period. Included in these amounts are approximately $45 million annually for revenue-producing projects associated with normal system growth and expansion. The remainder represents expenditures for ongoing maintenance capital.

         TECO Power Services expects to invest $833 million in 2001 for construction of Phase 2 of the Commonwealth Chesapeake Power Station, the construction of the Dell and McAdams Power Stations and the acquisition of the Frontera Power

Station. Commitments of $475 million at the end of 2000 were mainly for the construction of the Dell and McAdams Power Stations. A significant amount of the capital expenditures for TPS is expected to be financed with non-recourse project financing.

         Estimates for TPS include equity contributions to projects of unconsolidated affiliates. These amounts, consisting primarily of equity investments in the El Dorado and Gila River Power Stations, are estimated at $1.1 billion for 2001 - 2005, which includes commitments of $796 million at the end of 2000. Capital investment estimates reflect committed projects and do not take into account future opportunities that may emerge.

         The other unregulated companies expect to invest $68 million in 2001 and $191 million during the 2002-2005 period. Included in these amounts is normal renewal and replacement capital including coal mining equipment and river barges.

         See the LIQUIDITY, CAPITAL RESOURCES section for a description of TECO Energy's plans to finance these capital investments.

INVESTMENT ACTIVITY

         At Dec. 31, 2000, TECO Energy had $99.6 million in cash, cash equivalents and short-term investments, compared to $97.5 million at year-end 1999.

         Year-end cash balances were higher than normal in both years. At the end of 2000, cash balances included the proceeds from TPS Dec. 29, 2000 lease transaction, which were applied to short-term debt balances in 2001. See Financing Activity section. Cash was higher at the end of 1999 to fund cash needs for the first several weeks of 2000 in anticipation of "Y2K" related tight credit markets.

         Other investments of $414 million include notes receivable from unconsolidated affiliates and investments in leveraged leases; $223 million of the notes receivable mature within one year. Notes receivable from unconsolidated affiliates increased $327 million in 2000, mainly due to the Panda Energy Projects at TPS. These amounts are expected to increase during the first quarter of 2001 until project financing is completed and the advances are repaid.

         Investments in unconsolidated affiliates of $187.5 million at Dec. 31, 2000 increased from $103.3 million last year. The balances include TPS ownership interests in EEGSA and EGI, and TECO Propane Ventures' 38 percent interest in US Propane. Activity in 2000 was largely associated with the EGI and US Propane transactions.

         The continuing investment in leveraged leases was $22 million at Dec. 31, 2000, down from $49 million last year, reflecting the sale of several leases in 2000 and the adjustment of residual equipment values. The company has made no investment in leveraged leases since 1989 and is considering selling additional leveraged lease positions.

FINANCING ACTIVITY

         TECO Energy's 2000 year-end capital structure, excluding the effect of unearned compensation, was 62 percent debt, 4 percent trust preferred securities and 34 percent common equity. TECO Power Services typically finances its power projects at commercial operation with non-recourse project debt. Excluding this non-recourse debt of $258 million, the year-end capital structure was 60 percent debt, 5 percent trust preferred securities and 35 percent common equity.

CREDIT RATINGS/SENIOR DEBT (as of March 27, 2001)

                                FITCH      MOODY'S      STANDARD & Poor's
                                -----      -------      -----------------

Tampa Electric                   AA          Aa3               A
TECO Finance / TECO Energy        A          A3                A-


         In July and October 2000, Fitch Investor Services, Inc. and Standard & Poor's Ratings Services, respectively, lowered the ratings on the debt securities of TECO Energy and Tampa Electric. Each rating agency indicated that the rating outlook remained negative.

         On Mar. 27, 2001, Moody's Investor Services, Inc. lowered the long-term ratings on the debt securities of TECO Energy and Tampa Electric to the rates indicated above, and lowered the short-term rating of TECO Finance to P-2 from P-1. This action concluded a review begun in November 2000.

         The ratings actions were attributed to increased debt levels and changing risk profile associated with the expansion of TECO Energy's independent power development activities, as well as the required capital outlays of Tampa Electric and the uncertainties related to industry restructuring.

         Execution of the company's business strategy will increase the proportion of unregulated power generation in TECO Energy's business mix. The company continues to evaluate the financial policies required for this more competitive business environment in order to maintain appropriate credit ratings for both Tampa Electric and TECO Energy. The objective for both TECO Energy and Tampa Electric is to maintain strong credit ratings that provide the companies with continued access to the commercial paper markets.

         In November 2000, TECO Energy filed a shelf registration statement for the issuance of up to $1.2 billion of debt, equity and hybrid securities. Of the total amount, $200 million reflects the unused balance from a prior registration statement.

         In March 2001, the company completed a public offering of 8.625 million common shares, resulting in net proceeds to the company of approximately $232 million. The proceeds from the sale of these shares were used primarily to reduce commercial paper balances and for general corporate purposes. The company expects to issue additional common equity and/or hybrid securities during the next three to four years.

         In December 2000, TECO Energy issued $200 million of retail trust preferred securities (TRuPS) to strengthen its capital structure. These securities were issued at a $25 per share par value and an 8.5% coupon with distribution payable quarterly. These securities have a January 31, 2041 maturity date but are callable at par after December 20, 2005.

         In September 2000, TECO Energy issued $200 million of remarketed notes, due 2015. The notes, which bear an initial coupon rate of 7.0%, are subject to mandatory tender on Oct. 1, 2002. Net proceeds were $206.3 million, which included a premium paid to TECO Energy by the remarketing agent for the right to purchase and remarket the notes in 2002. If this right is exercised, for the following 10 years the notes will bear interest at 5.86% plus a premium based on TECO Energy's then-current credit spread above United States Treasury Notes with 10 years to maturity.

         In August 2000, Tampa Electric Company issued $150 million of remarketed notes, due 2015. The notes, which bear an initial coupon rate of 7.37% are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. Net proceeds were $154.2 million, which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase and remarket the notes in 2002. If this right is exercised, for the following 10 years the notes will bear interest at 5.75% plus a premium based on Tampa Electric Company's then-current credit spread above United States Treasury Notes with 10 years to maturity.

         In February 2001, Tampa Electric Company filed a shelf registration statement for the issuance of up to $500 million of debt securities.

         TPS on Dec. 29, 2000, sold to a third party and leased back certain non-integral equipment at its Hardee Power Station in a transaction structured as an operating lease with a term of 12 years.

         In October 2000, TPS converted the construction debt relating to its San Jose project to $82 million of non-recourse financing, and issued $32 million of 10-year notes with a coupon rate of 9.63%. These notes are guaranteed by the Overseas Private Investment Corp. (OPIC).

         Proceeds from these issues were used to repay short-term debt and for general corporate purposes.

         In September 1999, TECO Energy announced a program for the repurchase of up to $150 million of its outstanding common stock. During 1999, the company acquired 5.4 million shares at a cost of $114.8 million. In 2000, the company acquired an additional 1.6 million shares for $29.9 million. The average price per share paid for the 7.0 million shares repurchased was $20.55.

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on the financing plans discussed in the LIQUIDITY, CAPITAL RESOURCES section, a hypothetical 10-percent increase in TECO Energy's weighted average interest rate on its variable rate debt would have an estimated $2 million impact on TECO Energy's earnings over the next fiscal year.

         A hypothetical 10-percent change in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at Dec. 31, 2000.

         Based on policies and procedures approved by the Board of Directors, from time to time TECO Energy enters into futures, swaps and option contracts to moderate its exposure to interest rate changes, to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at the regulated natural gas utility and to limit exposure to fuel price increases at TECO Transport. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate.

         As TECO Power Services develops its merchant power plant portfolio, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices.

         TECO Energy does not use derivatives or other financial instruments for speculative purposes.

LIQUIDITY, CAPITAL RESOURCES

         TECO Energy and its operating companies met cash needs during 2000 with a balance of internally generated funds, short- and long-term borrowings and retail trust preferred securities. Cash needs in 1999 were met with internally generated funds and short-term borrowings.

         TECO Energy anticipates that internally generated funds will substantially meet its capital requirements for ongoing operations and commitments in the 2001-2005 period, excluding the TECO Power Services projects announced in 2000. TECO Power Services expects to finance the construction of the Dell, McAdams, El Dorado and Gila River projects with approximately 60 percent non-recourse debt. Recourse project debt will fund the balance of construction, to be repaid at or before commercial operation with a combination of TECO Energy debt, equity or hybrid securities. Bridge financing of $337 million was funded in March 2001 for the El Dorado and Gila River to be used until construction financing is received. See the INVESTMENT CONSIDERATIONS section.

         In March 2001, the company completed a public offering of 8.625 million common shares resulting in net proceeds to the company of approximately $232 million. The proceeds from the sale of these shares were used primarily to reduce commercial paper balances and for general corporate purposes. The company expects to issue additional common equity and/or hybrid securities during the next three to four years.

         Notes payable, representing commercial paper with maturities up to 75 days, totaled $1.2 billion at Dec. 31, 2000. The company expects to reduce these balances to approximately $300 million in early 2001 with the proceeds of the common equity issuance, project construction financing and longer term debt issues for TECO Energy and Tampa Electric.

         At Dec. 31, 2000, TECO Energy had bank credit lines of $485 million, all of which are undrawn and available. The company expects to expand the size of its credit facility in 2001.

INVESTMENT CONSIDERATIONS

         The following are certain factors that could affect TECO Energy's future results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by or on behalf of TECO Energy, since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

         GENERAL ECONOMIC CONDITIONS. The company's businesses are dependent on general economic conditions. In particular, the projected growth in Tampa Electric's service area and in Florida is important to the realization of Tampa Electric's and Peoples Gas System's forecasts for annual energy sales growth. An unanticipated downturn in the local area's or Florida's economy could adversely affect Tampa Electric's or the Peoples Gas System's expected performance.

         The activities of the unregulated businesses, particularly TECO Transport, TECO Coal and TECO Power Services are also affected by general economic conditions in the respective industries and geographic areas they serve, both nationally and internationally. TPS' investments in international distribution companies are dependent on growth in the service areas and forecasts for annual energy sales growth.

         WEATHER VARIATIONS. Most of TECO Energy's businesses are affected by variations in general weather conditions and unusually severe weather. Tampa Electric's, Peoples Gas System's and TECO Power Services' energy sales are particularly sensitive to variations in weather conditions. The TECO Energy companies forecast energy sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also have an effect on operating costs as well as sales.

         Peoples Gas System is more weather sensitive, with a single winter peak period, than Tampa Electric, with both summer and winter peak periods. Mild winter weather in Florida can be expected to negatively impact results at the Peoples Gas System.

         Variations in weather conditions also affect the demand and prices for the commodities sold by TECO Coalbed Methane and TECO Coal and electric power sales from TECO Power Services' merchant power plants. TECO Transport also is impacted by weather because of its effects on the supply of and demand for the products transported. Severe weather conditions that could interrupt or slow service and increase operating costs also affect these businesses.

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

         The gas distribution industry has been subject to competitive forces for several years. Gas services provided by Peoples Gas System are now unbundled for all non-residential customers. Because Peoples Gas System earns margins on distribution of gas, but not on the commodity itself, unbundling has not negatively impacted Peoples Gas System results. However, future structural changes cannot be predicted and could adversely affect Peoples Gas System.

         REGULATORY ACTIONS. Tampa Electric and Peoples Gas System operate in highly regulated industries. Their retail operations, including the prices charged, are regulated by the Florida Public Service Commission, and Tampa Electric's wholesale power sales and transmission services are subject to regulation by Federal Energy Regulatory Commission. Changes in regulatory requirements or adverse regulatory actions could have an adverse effect on Tampa Electric's or Peoples Gas System's performance by, for example, increasing competition or costs, threatening investment recovery or impacting rate structure.

         The merchant plants being developed by TECO Power Services will require authorization from FERC for market-based rates. In granting such a request, FERC typically requires a showing that the plant's owners and affiliates lack market power in the relevant generation and transmission markets and in markets for related commerce such as fuel. Obtaining FERC authority for market-based rates would also require a showing by the seller that there is no opportunity for abusive affiliate transactions involving any of TECO Power Services' regulated affiliates. TECO Power Services does not anticipate any material difficulties in obtaining these authorizations, but it cannot guarantee that they will be granted.

         TECO Coal's forecast includes Section 29 tax credits related to the production of non-conventional fuels. Future changes in tax law or interpretative action by the U.S. Treasury could impact TECO Coal's quantity of qualified synfuels production and therefore the amount of available tax credits.

         COMMODITY PRICE CHANGES. Most of TECO Energy's businesses are sensitive to changes in certain commodity prices which could be brought on by many factors. Such changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services.

         In the case of Tampa Electric, currently fuel costs used for generation are mostly affected by the cost of coal; future fuel costs will be impacted by the cost of natural gas as well as coal. Tampa Electric is able to recover the cost of fuel through retail customers' bills, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. Regarding wholesale sales, the ability to make sales and the margins on power sales are currently affected by the cost of coal to Tampa Electric, particularly as it relates to the cost of gas and oil to other power producers.

         In the case of Peoples Gas System, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and therefore the competitive position of Peoples Gas System relative to electricity, other forms of energy and other gas suppliers.

         At the diversified companies, changes in gas, oil and coal prices directly affect the margins at TECO Power Services, TECO Coalbed Methane, TECO Coal, TECO Transport and TECO Propane Ventures. TECO Coalbed Methane is exposed to commodity price risk through the sale of natural gas. A hypothetical 10 percent change for the year in the market price of natural gas would have an estimated earnings impact of $3-million. TECO Coal is exposed to commodity price risk through coal sales. A hypothetical 10 percent change in the market price of coal in any one year would have an estimated earnings impact of between $15 million and $20 million. TECO Transport is exposed to commodity price risk through fuel purchases. A hypothetical 10 percent change in the market price of fuel in any one year would have an estimated earnings impact of $1 million.

         At TECO Power Services, the price paid for natural gas is expected to pass through to the customer. In those instances where these costs are not passed directly to the customer, the price of gas is expected to be reflected in the price charged to the customer for electricity.

         GAS PRODUCTION LEVELS. Results at TECO Coalbed Methane are affected by its level of production, which is naturally declining. The company's forecast assumes that production will decline 6 to 8 percent annually. Actual production levels may be different than those assumed.

         BUSINESS GROWTH OPPORTUNITIES. Part of the company's business strategy is to grow its unregulated business. Much of its longer-term growth is dependent on the ability to find attractive acquisition and development opportunities and independent power projects. The company's ability to successfully finance and complete current and future projects on schedule and within budget may also affect the success of this strategy. The company's long-range outlook is based on its expectation that it will be successful in finding and capitalizing on these acquisition and development opportunities and independent power projects, but there can be no assurance that its efforts will be successful.

         CONSTRUCTION RISKS. Tampa Electric currently has new power plants under construction and existing facilities under conversion and TECO Power Services has new power plants under development and construction. The construction of these plants as well as future construction projects involve risks, such as shortages and inconsistent qualities of equipment; material and labor; engineering problems; work stoppages; unanticipated cost increases and environmental or geological problems.

         MERCHANT POWER PLANTS. TECO Power Services is currently operating, developing, constructing and investing in merchant power plants. A merchant plant sells power based on market conditions at the time of sale, so there can be no certainty at present about the amount or timing of revenue that may be received from power sales from operating plants or about the differential between the cost of operations (in particular, natural gas prices) and merchant power sales revenue. With no guaranteed rate of return, TECO Power Services will also have no guarantee that it will recover its initial investment in these plants. The company's forecasts assume that TECO Power Services will avoid losses associated with these risks by building in well-established markets that enables the company to use established hedging mechanisms, hiring an experienced, investment-grade power marketer, avoiding selling short and entering into non-energy related sales to offset potential operational risks.

         INTEREST RATES AND ACCESS TO CAPITAL. Changes in interest rates can affect the cost of borrowing for TECO Energy and its subsidiaries on variable rate debt outstanding, on refinancing of debt maturities and on incremental borrowing to fund new investments. Included in the company's forecasts is the expectation that it will have access to sufficient capital on satisfactory terms to fund growth opportunities including acquisition and development opportunities and independent power projects.

         TECO Power Services expects to finance the approximately $3 billion required for the construction of its new merchant plants with a combination of recourse and non-recourse construction financing and contributions from TECO Energy. Upon commercial operation of these projects, TPS anticipates that the non-recourse borrowings, representing approximately 60 percent of the total, will convert to longer-term non-recourse project debt, and any recourse borrowings will be repaid with contributions from TECO Energy. Because funding is dependent on many factors, including the success of these plants upon commencement of commercial operations, the company also cannot guarantee that a portion of this debt can be funded in the future by alternate sources. The source of these contributions is expected to be a combination of TECO Energy debt, equity or hybrid securities. Although the company anticipates that this funding will be available on acceptable terms, it cannot guarantee that this will be the case.

         In July and October 2000, Fitch Investor Services, Inc. and Standard & Poors Ratings Services, respectively, lowered the ratings on the debt securities of TECO Energy and Tampa Electric. Each rating agency indicated that the rating outlook remained negative. On Mar. 27, 2001 Moody's Investor Services, Inc. lowered the long-term ratings on the debt securities of TECO Energy and Tampa Electric, and lowered the short-term rating of TECO Finance to P-2 from P-1. This action concluded a review begun in November 2000. These actions were attributed to increased debt levels and the changing risk profile associated with the expansion of TECO Energy's independent power development activities, as well as the required capital outlays of Tampa Electric and the uncertainties related to industry restructuring. These downgrades and any further downgrades, may affect the company's ability to borrow and increase its financing cost which may decrease earnings.

         INTERNATIONAL RISKS. TECO Power Services is involved in several international projects. These projects involve numerous risks that are not present in domestic projects, including expropriation, political instability, currency exchange rate fluctuations, repatriation restrictions, and regulatory and legal uncertainties. The company's financial forecast assumes that TECO Power Services will avoid losses associated with these risks through a variety of risk mitigation measures, including specific contractual provisions, teaming with strong international and local partners, obtaining non-recourse financing and obtaining political risk insurance where appropriate.

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

Interest Rate Risk
------------------

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities.

         From time to time, TECO Energy or its affiliates may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

         See the discussion of interest rate risk the INVESTMENT CONSIDERATIONS section on pages 37 through 38, and in the Financing Activity section on pages 35 and 36.

Commodity Price Risk
--------------------

         Currently, at Tampa Electric and Peoples Gas System, commodity price increases due to changes in market conditions for fuel, purchased power and natural gas are recovered through cost recovery clauses, with no effect on earnings.

         TECO Coalbed Methane is exposed to commodity price risk through the sale of natural gas, TECO Coal is exposed to commodity price risk through coal sales, and TPS is exposed to commodity price risk through electricity and capacity sales, and heating oil purchases for its merchant plants.

         From time to time, TECO Energy or its affiliates may enter into futures, swaps and options contracts to hedge the selling price for physical production at TECO Coalbed Methane, to limit exposure to gas price increases at the regulated natural gas utility, to limit exposure to fuel price increases at TECO Transport, or to limit exposure to electricity, capacity and fuel price fluctuations at TPS.

         See the discussions of commodity price risks in the INVESTMENT CONSIDERATIONS -- COMMODITY PRICE CHANGES section on page 38.

         TECO Energy and its affiliates do not currently use derivatives or other financial products for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                            NO.

Report of Independent Certified Public Accountants                          41

Consolidated Balance Sheets, Dec. 31, 2000 and 1999                         42

Consolidated Statements of Income for the years ended
  Dec. 31, 2000, 1999 and 1998                                              43

Consolidated Statements of Cash Flows for the years ended
  Dec. 31, 2000, 1999 and 1998                                              44

Consolidated Statements of Equity for the years ended
  Dec. 31, 2000, 1999 and 1998                                              45

Notes to Consolidated Financial Statements                               46-67

Financial Statement Schedule II - Valuation and
  Qualifying Accounts for the years ended
  Dec. 31, 2000, 1999 and 1998                                              68


         All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Teco Energy, Inc.,

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TECO Energy, Inc. and its subsidiaries at Dec. 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



Tampa, Florida

Jan. 12, 2001, except for the information in Note P as to which the dates are Mar. 12, 2001 and Mar. 15, 2001.

                          CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                              DEC. 31,
                                                         2000         1999
                                                       --------     --------
                       ASSETS

CURRENT ASSETS

Cash and cash equivalents                              $   99.6     $   97.5
Receivables, less allowance for uncollectibles            360.3        261.9
Current notes receivable                                  223.1           --
Inventories, at average cost
  Fuel                                                     67.3         84.0
  Materials and supplies                                   77.2         69.5
Prepayments                                                22.4         18.9
                                                       --------     --------
  Total current assets                                    849.9        531.8
                                                       --------     --------

PROPERTY, PLANT AND EQUIPMENT (AT ORIGINAL COST)

Utility plant in service
  Electric                                              4,523.1      4,140.9
  Gas                                                     632.1        590.0
Construction work in progress                             332.2        291.1
Other property                                          1,073.0      1,042.4
                                                       --------     --------
                                                        6,560.3      6,064.4
Accumulated depreciation                               (2,590.3)    (2,436.6)
                                                       --------     --------
Total property, plant and equipment (net)               3,970.1      3,627.8
                                                       --------     --------

OTHER ASSETS

Other investments                                         191.3        117.2
Investment in unconsolidated affiliates                   187.5        103.3
Deferred income taxes                                     116.3        106.8
Deferred charges and other assets                         361.1        203.2
                                                       --------     --------
  Total other assets                                      856.2        530.5
                                                       --------     --------
  Total assets                                         $5,676.2     $4,690.1
                                                       ========     ========

             LIABILITIES AND CAPITAL

CURRENT LIABILITIES

Long-term debt due within one year                     $  237.3     $  155.8
Notes payable                                           1,208.9        813.7
Accounts payable                                          274.8        218.1
Customer deposits                                          82.4         80.7
Interest accrued                                           41.9         16.4
Taxes accrued                                              54.5         36.9
                                                       --------     --------
  Total current liabilities                             1,899.8      1,321.6

OTHER LIABILITIES

Deferred income taxes                                     445.2        509.4
Investment tax credits                                     36.9         41.7
Regulatory liability - tax related                         10.0         13.3
Other deferred credits                                    202.8        178.5
Long-term debt, less amount due within one year         1,374.6      1,207.8

REDEEMABLE PREFERRED SECURITIES                           200.0           --

CAPITAL

Common equity                                           1,559.5      1,472.5
Unearned compensation                                     (52.6)       (54.7)
                                                       --------     --------
  Total liabilities and capital                        $5,676.2     $4,690.1
                                                       ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)


                                                                       YEAR ENDED DEC. 31
                                                                2000         1999          1998
                                                             ---------    ----------    ----------

REVENUES                                                     $ 2,295.1    $ 1,983.0     $  1,955.7
                                                             ---------    ----------    ----------

EXPENSES

   Operation                                                   1,322.1       1,053.0       1,043.1
   Maintenance                                                   140.0         125.3         128.9
   Depreciation                                                  268.2         232.2         233.0
   Taxes, other than income                                      151.2         148.9         149.4
                                                             ---------     ---------     ---------
      Total expenses                                           1,881.5       1,559.4       1,554.4
                                                             ---------     ---------     ---------
INCOME FROM OPERATIONS                                           413.6         423.6         401.3
                                                             ---------     ---------     ---------

OTHER INCOME (EXPENSE)

   Allowance for other funds used during construction              1.6           1.3            --
   Other income (expense)                                         21.1         (13.3)         (9.5)
                                                             ---------     ---------     ---------
      Total other income (expense)                                22.7         (12.0)         (9.5)
                                                             ---------     ---------     ---------
   INCOME BEFORE INTEREST AND INCOME TAXES                       436.3         411.6         391.8
                                                             ---------     ---------     ---------

INTEREST CHARGES

   Interest expense                                              167.6         124.2         104.3
   Allowance for borrowed funds used during construction          (0.7)         (0.5)           --
                                                             ---------     ---------     ---------
      Total interest charges                                     166.9         123.7         104.3
                                                             ---------     ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                         269.4         287.9         287.5
PROVISION FOR INCOME TAXES                                        18.5          87.0          83.3
                                                             ---------     ---------     ---------
NET INCOME FROM CONTINUING OPERATIONS                            250.9         200.9         204.2

NET LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFIT OF $1.4 MILLION AND
   $2.3 MILLION FOR 1999 AND 1998, RESPECTIVELY                     --          (2.5)         (3.8)

GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFIT OF $7.4 MILLION FOR 1999 AND
   INCOME TAX EXPENSE OF $3.9 MILLION FOR 1998                      --         (12.3)          6.1
                                                             ---------     ---------     ---------

NET INCOME                                                   $   250.9     $   186.1     $   206.5
                                                             =========     =========     =========

Average common shares outstanding during year                    125.9         131.0         131.7
                                                             =========     =========     =========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING

From continuing operations

   - Basic                                                   $    1.99     $    1.53     $    1.55
   - Diluted                                                 $    1.97     $    1.53     $    1.54

Net Income

   - Basic                                                   $    1.99     $    1.42     $    1.57
   - Diluted                                                 $    1.97     $    1.42     $    1.56


The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

                                                                              YEAR ENDED DEC. 31,
                                                                       2000         1999         1998
                                                                     --------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $  250.9     $  186.1     $  206.5
   Adjustments to reconcile net income to net cash
    from operating activities
       Depreciation                                                     268.2        232.2        233.0
       Deferred income taxes                                            (77.6)       (15.3)        14.6
       Investment tax credits, net                                       (4.8)        (5.0)        (5.0)
       Allowance for funds used during construction                      (2.3)        (1.8)          --
       Amortization of unearned compensation                              9.2          9.1          7.8
       Gain on propane business disposal/sale, pretax                   (13.6)          --           --
       Loss (gain) on disposal of discontinued operations, pretax          --         19.8        (10.0)
       Equity in earnings of unconsolidated affiliates                   (6.7)         1.8           --
       Asset valuation adjustment, pretax                                14.2           --           --
       Deferred revenue                                                    --         11.9        (38.3)
       Deferred recovery clause                                         (68.7)       (38.2)        17.4
       Refund to customers                                              (13.2)          --           --
       Charges (discussed in Note M)                                       --         21.1         31.1
       Receivables, less allowance for uncollectibles                   (92.1)       (25.3)        (2.0)
       Inventories                                                        7.5          5.0        (13.5)
       Taxes accrued                                                     17.6         31.7         (8.8)
       Interest accrued                                                  25.5         (7.2)        (7.7)
       Accounts payable                                                  42.6        (25.3)        47.3
       Other                                                             24.5        (19.3)        23.0
                                                                     --------     --------     --------
                                                                        381.2        381.3        495.4
                                                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                   (688.4)      (426.1)      (296.1)
Allowance for funds used during construction                              2.3          1.8           --
Purchase of minority interest                                           (52.6)       (49.1)          --
Purchase of mechanical contracting business                             (26.2)          --           --
Net proceeds from sale of assets                                         61.3          1.0         37.5
Investment in unconsolidated affiliates                                  (5.1)        (2.6)      (135.1)
Other non-current investments                                          (336.0)       (29.9)         2.8
                                                                     --------     --------     --------
                                                                     (1,044.7)      (504.9)      (390.9)
                                                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock                                                             18.3          0.3          6.7
Purchase of treasury stock                                              (29.9)      (114.8)          --
Proceeds from long-term debt                                            394.9         28.0        201.2
Repayment of long-term debt                                            (145.6)       (35.2)       (16.2)
Net increase (decrease) in short-term debt                              395.3        494.7       (128.5)
Issuance of redeemable preferred securities                             200.0           --           --
Dividends                                                              (167.4)      (168.8)      (161.4)
                                                                     --------     --------     --------
                                                                        665.6        204.2        (98.2)
                                                                     --------     --------     --------

Net increase (decrease) in cash and cash equivalents                      2.1         80.6          6.3
Cash and cash equivalents at beginning of year                           97.5         16.9         10.6
                                                                     --------     --------     --------
Cash and cash equivalents at end of year                             $   99.6     $   97.5     $   16.9
                                                                     ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest (net of amounts capitalized)                             $  166.7     $  116.9     $   99.3
   Income taxes                                                      $   83.9     $   62.1     $   66.2

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF COMMON EQUITY


                                                       ADDITIONAL                             OTHER                         TOTAL
                                             COMMON     PAID_IN    TREASURY   RETAINED    COMPREHENSIVE      UNEARNED      COMMON
(MILLIONS)                      SHARES(1)     STOCK     CAPITAL      STOCK    EARNINGS    INCOME (LOSS)    COMPENSATION    EQUITY
                                ---------    ------    ----------  --------   --------    -------------    ------------    --------

BALANCE, DEC. 31, 1997            130.9      $130.9      $356.7     $   --    $1,024.6           --           (67.5)       1,444.7

 Net income for 1998                                                             206.5                                       206.5
 Common stock issued                0.5         0.5         7.2                                                (1.7)           6.0
 Common stock issued-
  Griffis, Inc. merger              0.6         0.6                                0.8                                         1.4
 Cash Dividends declared                                                        (161.4)                                     (161.4)
 Amortization of unearned
  compensation                                                                                                  7.8            7.8
 Tax benefits-ESOP dividends
  and stock options                                         0.7                    2.1                                         2.8
                                  -----      ------      ------     ------    --------        -----          ------       --------
BALANCE, DEC. 31, 1998            132.0       132.0       364.6         --     1,072.6           --           (61.4)       1,507.8

 Net income for 1999                                                             186.1                                       186.1
 Other comprehensive
  income (loss), after tax                                                                     (5.5)                          (5.5)
 Common stock issued                0.1         0.1         2.6                                                 (2.4)          0.3
 Treasury shares purchased         (5.4)                            (114.8)                                                 (114.8)
 Cash Dividends declared                                                        (168.8)                                     (168.8)
 Amortization of unearned
  compensation                                                                                                   9.1           9.1
 Tax benefits-ESOP dividends
   and stock options                                        1.7                    1.9                                         3.6
                                  -----      ------      ------    -------    - -------       -----           ------      --------
BALANCE, DEC. 31, 1999            126.7       132.1       368.9     (114.8)    1,091.8         (5.5)           (54.7)      1,417.8

 Net income for 2000                                                             250.9                                       250.9
 Other comprehensive
  income (loss), after tax                                                                      2.0                            2.0
 Common stock issued                1.2         1.2        26.8                                                 (3.9)         24.1
 Treasury shares purchased         (1.6)                             (29.9)                                                  (29.9)
 Cash Dividends declared                                                        (167.4)                                     (167.4)
 Amortization of unearned
  compensation                                                                                                   9.2           9.2
 Tax benefits-ESOP dividends
   and stock options                                        1.6                    1.8                                         3.4
 Performance shares                                                                                             (3.2)         (3.2)
                                  -----      ------      ------    -------    --------        -----           ------      --------
BALANCE, DEC. 31, 2000            126.3      $133.3      $397.3    $(144.7)   $1,177.1        $(3.5)          $(52.6)     $1,506.9
                                  =====      ======      ======    =======    ========        =====           ======      ========

---------------
(1) TECO Energy had 400 million shares of $1 par value common stock authorized in 2000, 1999 and 1998.


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The significant accounting policies for both utility and diversified operations are as follows:

         The consolidated financial statements include the accounts of TECO Energy, Inc. (TECO Energy or the company) and its wholly owned subsidiaries.

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

         The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the effects of certain types of regulation, has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995, 1996 and 1999. Revenues were recognized as allowed in 1997, 1998 and 1999 under the terms of the agreements.

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

         In 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coal of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 - million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the 10-year period beginning April 1, 1995. In each of the years 2000, 1999 and 1998, $2.7 million of buy-out costs were amortized to expense.

         Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

         The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

         Tampa Electric's objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the FPSC. Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.

         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit One and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were: a base rate freeze through 1999; refunds to customers totaling $50 million during the period October 1996 through December 1998; elimination of the oil backout tariff as of January 1996, reducing annual revenues by approximately $12 million; and recovery of the capital costs incurred for the Polk Unit One project.

         Under these agreements Tampa Electric's allowed return on equity (ROE) was established at an 11.75 percent midpoint with a range of 10.75 percent to 12.75 percent. Revenues were deferred for use by the company in 1997 and 1998 according to formulas that varied by year based upon the earned ROE. In 1998, all revenues above the top of the ROE range were held for refund to customers.

         For 1995, Tampa Electric deferred $51 million of revenues under this plan. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code. For 1996, the company deferred $37 million. This amount and the deferred revenues and interest from 1995 (less $25 million of refunds) provided $62 million for recognition by the company for 1997 and 1998. Revenues in 1997 and 1998 were lower by $5 million and $20 million, respectively, as a result of a temporary base rate reduction that was a component of the stipulations.

         Based on FPSC decisions, the company recognized $27 million for 1997 and $34 million for 1998 of the revenues and interest deferred from 1995 and 1996. After recognizing $10 million of interest accrued over the deferral period, the FPSC ordered $11 million plus interest to be refunded to customers in 2000. In November 1999, FIPUG protested the FPSC decisions for both years and requested a hearing to review a wide range of costs incurred by the company over the two-year period. The FPSC ordered that the $11 million refund be withheld with interest until the protest was heard and resolved.

         In August 2000, the FPSC approved a stipulation entered into between Tampa Electric, FIPUG and OPC that provided for a $13 million refund to customers from September through December 2000. This amount generally represented the $11 million refund amount previously determined plus interest.

         As part of its series of agreements with OPC and FIPUG, Tampa Electric also agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.

         In October 2000, the FPSC staff recommended that Tampa Electric's 1999 refund be $6.1 million including interest, to be refunded to customers beginning Jan. 1, 2001. OPC objected to certain Tampa Electric interest expenses recognized in 1999 associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. Tampa Electric agreed to begin the refund beginning as early as February 2001. The refund was expected by Tampa Electric and was appropriately accounted for in 1999 and 2000; however, on Feb. 7, 2001, OPC protested the FPSC's refund decision. The protest claims that the stipulations do not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. Hearing dates to resolve the 1999 refund are scheduled for August 2001. This refund was the last issue remaining under the deferred revenue plan.

         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its 11.75 percent allowed rate of return on common equity midpoint will continue in effect until such time as changes are occasioned by an agreement approved by FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric believes that its currently allowed ROE range is reasonable based on the current interest rate environment and previous FPSC rulings.

DEPRECIATION

         TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.1% for 2000, 4.0% for 1999 and 4.1% for 1998.

         The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

GOODWILL

         Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over various periods not exceeding 40 years. The amount of goodwill included in deferred charges on the consolidated balance sheets at Dec. 31, 2000 and 1999, respectively, was $93.1 million and $42.8 million, net of accumulated amortization of $4.7 million and $2.0 million. Significant additions to goodwill in 2000 of $53.0 million resulted primarily from the acquisition of the remaining ownership interest in the San Jose Power Station and the purchase of BCH Mechanical. Amortization of goodwill included in the consolidated statements of income in 2000, 1999 and 1998 was $2.7 million, $0.6 million and $0.5 million, respectively.

ASSET IMPAIRMENT

         The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the company, in accordance with FAS 121, Accounting for the Impairment of Long-lived assets and long-lived assets to be disposed of. In 2000, TECO Properties recorded an after-tax charge of $3.8 million to adjust property values. In 1998, TECO Coal Corporation recorded an after-tax charge of $8.9 million to adjust asset values of certain mining operations. No write-down of assets due to impairment was required in 1999.

REPORTING COMPREHENSIVE INCOME

         In 1999, the company adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. TECO Energy reported $2.0 million of comprehensive income in 2000 and $5.5 million of comprehensive loss in 1999 related to adjustments to the minimum pension liability associated with the company's supplemental executive retirement plan. There were no components of comprehensive income other than net income for the year ended Dec. 31, 1998. The company has reported accumulated other comprehensive income in its Consolidated Statements of Common Equity.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In 1999, the company adopted AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Startup Activities. It requires costs of startup activities and organization costs to be expensed as incurred. Startup activities are broadly defined as those one-time activities related to events such as opening a new facility, conducting business in a new territory and organizing a new entity. Some costs, such as the costs of acquiring or constructing long-lived assets and bringing them into service, are not subject to SOP 98-5. The costs expensed in 2000 and 1999 in accordance with SOP 98-5 were not significant.

ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT
ACTIVITIES

         In 1998, the FASB's Emerging Issues Task Force (EITF) released Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective for fiscal years beginning after Dec. 15, 1998. EITF 98-10 requires contracts for the purchase and sale of energy commodities that are determined to be trading activities or contracts as defined in the Issue, be valued at market on the balance sheet date, and the resulting gain or loss reflected in earnings. At Dec. 31, 2000 and 1999, the company did not have contracts for the purchase or sale of energy that would be classified as trading activities as defined in EITF 98-10.

FOREIGN OPERATIONS

         The functional currency of the company's foreign investments is primarily the U.S. dollar. Transactions in the local currency are remeasured to the U.S. dollar for financial reporting purposes. The aggregate remeasurement gains or losses included in net income in 2000, 1999 and 1998 were not significant.

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

OTHER DEFERRED CREDITS

         Other deferred credits primarily include the accrued post-retirement benefit liability, the pension liability and minority interest.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

         AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 2000, 1999 and 1998. Total AFUDC for 2000 and 1999 was $2.3 million and $1.8 million, respectively. There were no qualifying projects in 1998. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

INTEREST CAPITALIZED

         Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property.

CASH EQUIVALENTS

         Cash equivalents are highly liquid, high-quality debt instruments purchased with an original maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments. The amount of cash equivalents outstanding at Dec. 31, 1999 was $94.2 million. There were no cash equivalents outstanding at Dec. 31, 2000.

OTHER INVESTMENTS

         Other investments include longer-term passive investments. Other investments at Dec. 31, 2000 and 1999 were as follows:


                                                     DUE
(MILLIONS)                               RATE        DATE        2000        1999
                                         ----      --------    --------    --------

Notes receivable from:
   Panda Energy                            12%     12/31/02    $   92.7    $     --
   Panda Energy                            12%      2/28/01       197.3          --
   Energia Global Int'l (EGI)            15.4%     12/31/01        23.2          --
   Energia Global Int'l (EGI)              15%      3/31/01         2.6          --
   Energia Global Int'l (EGI)              10%     12/31/00          --        25.0
   Mosbacher Power Partners L.P.           12%       8/1/08        13.0        13.1
   Mosbacher Power Partners L.P.            9%       8/1/08        20.4          --
   Mosbacher Power Partners L.P.           12%      10/4/06         4.8          --
   EEGSA                                 11.6%(1)   9/11/07        10.9          --
   Investment in Energy Center Kladno
      Generating (ECKG)(2)               --              --        18.2        18.0
   Continuing Investments in
      Leveraged Leases                   --              --        22.1        49.3
Other investments(3)                     --              --         9.2        11.8
                                                               --------    --------
                                                                  414.4       117.2
                                                               --------    --------
Current notes receivable                                          223.1          --
                                                               --------    --------
Other non-current investments                                  $  191.3    $  117.2
                                                               ========    ========

---------------
(1)  Current rate at 12/31/00. Rate based on LIBOR plus 5%.

(2) 13.35% ownership interest in an electric generating power project in the Czech Republic.

(3)  Primarily real estate development projects.

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

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         Investments in unconsolidated affiliates are accounted for using the equity method of accounting. At Dec. 31, 2000, these investments included TECO Propane Ventures' 38 percent ownership interest in US Propane, TECO Power Services' (TPS') 24 percent ownership interest in EEGSA, the Guatemalan electric utility, TPS' 33.68 percent ownership interest in EGI, and its 50 percent ownership interest in the Hamakua Power Station in Hawaii. At Dec. 31, 1999, the investment in unconsolidated affiliates included the EEGSA and Hamakua investments.

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

         Aggregate capitalized costs related to wells producing and under development at Dec. 31, 2000 and 1999 were $216.2 million and $212.5 million, respectively. Net proven reserves at Dec. 31, 2000 and 1999 were as follows:

NET PROVEN RESERVES - COALBED METHANE GAS


(billion cubic feet)                                     2000             1999
                                                        -----            -----
Proven reserves, beginning of year                      159.1            161.8
Production                                              (15.7)           (16.6)
Revisions of previous estimates                          38.3             13.9
                                                        -----            -----
Proven reserves, end of year                            181.7            159.1
                                                        =====            =====
Number of wells                                           700              615
                                                        =====            =====

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging. This standard was initially to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB delayed the effective date of this pronouncement until fiscal years beginning after June 15, 2000. The company has adopted the new standard effective Jan. 1, 2001. The new standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.

         The company has completed the review and documentation of its derivative contracts, and found that such activity has been minimal and relatively short-term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases, and to limit exposure to fuel price increase at TECO Transport.

         As of Dec. 31, 2000, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane which will qualify for cash flow hedge accounting treatment under FAS 133. Upon adoption, the company expects to report a reduction in other comprehensive income of approximately $19.0 million before tax, to record the swap liability as of Jan. 1, 2001.

         TECO Energy has not used derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives particularly as it relates to the expanding merchant power projects at TECO Power Services, and develop procedures and methods for measuring them.

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

         In 2000, under the 1996 Plan, 1,264,236 stock options were granted, with a weighted average option price of $21.33 and a maximum term of 10 years. In addition, 182,882 shares of restricted stock were awarded, each with a weighted average fair value of $21.56. Compensation expense recognized for stock grants awarded under the 1996 Plan was $4.6 million, $1.6 million and $2.3 million in 2000, 1999 and 1998, respectively. The stock grants awarded in 2000 and 1999 are performance shares, primarily restricted subject to meeting specified total shareholder return goals, vesting in three years with final payout ranging from zero to 200% of the original grant. An adjustment was made in December 2000 to reflect contingent shares which could be issuable based on current period results. The consolidated balance sheet at Dec. 31, 2000 reflects a $5.5 million liability, classified as other deferred credits, for these contingent shares. The remaining stock grants are restricted subject generally to continued employment, with the 1998 stock grants vesting in five years and the 1997 and 1996 stock grants vesting at normal retirement age.

         In January 2001, the Board of Directors approved an amendment to the 1996 Plan, subject to shareholder approval in April 2001, to increase the number of shares of common stock subject to grants by 6.3 million.

         Stock option transactions during the last three years under the 1996 Plan, the 1990 Plan and the 1980 Plan (collectively referred to as the "Equity Plans") are summarized as follows:

STOCK OPTIONS - EQUITY PLANS

                                                  OPTION SHARES   WEIGHTED AVG.
                                                   (THOUSANDS)    OPTION PRICE
                                                  -------------   ------------

Balance at Dec. 31, 1997                              2,372          $20.70
   Granted                                              750          $27.56
   Exercised                                           (385)         $17.26
   Cancelled                                             (5)         $26.48
                                                      -----
Balance at Dec. 31, 1998                              2,732          $23.06

  Granted                                             1,158          $21.54
   Exercised                                            (32)         $16.58
   Cancelled                                            (31)         $24.32
                                                      -----
Balance at Dec. 31, 1999                              3,827          $22.64

   Granted                                            1,264          $21.33
   Exercised                                           (488)         $20.15
   Cancelled                                            (44)         $23.61
                                                      -----
Balance at Dec. 31, 2000                              4,559          $22.54
                                                      =====

Exercisable at Dec 31, 2000                           2,572          $23.41
                                                      =====
Available for future grant at Dec. 31, 2000           1,389
                                                      =====


As of Dec. 31, 2000, the 4.6 million options outstanding under the Equity Plans are summarized below.

STOCK OPTIONS OUTSTANDING AT DEC. 31, 2000

OPTION SHARES       RANGE OF        WEIGHTED AVG.     WEIGHTED AVG. REMAINING
 (THOUSANDS)      OPTION PRICES     OPTION PRICE         CONTRACTUAL LIFE
-------------     -------------     -------------     -----------------------
      735         $17.38-$20.75       $19.85                  3 Years
    2,817         $21.25-$23.69       $21.76                  8 Years
    1,007         $24.38-$27.56       $26.66                  7 Years


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

         In 2000, 30,000 options were granted, with a weighted average option price of $23.49. Transactions during the last three years under the 1997 Plan are summarized as follows:

STOCK OPTIONS - DIRECTOR EQUITY PLANS

                                                 OPTION SHARES   WEIGHTED AVG.
                                                  (THOUSANDS)    OPTION PRICE
                                                 -------------   -------------

Balance at Dec. 31, 1997                              249           $20.59
   Granted                                             24           $27.56
   Exercised                                          (32)          $21.10
   Cancelled                                           --               --
                                                    -----
Balance at Dec. 31, 1998                              241           $21.22

   Granted                                             32           $21.51
   Exercised                                           --               --
   Cancelled                                           --               --
                                                    -----
Balance at Dec. 31, 1999                              273           $21.25

   Granted                                             30           $23.49
   Exercised                                          (33)          $18.57
   Cancelled                                          (12)          $25.15
                                                    ------
Balance at Dec. 31, 2000                              258           $21.68
                                                    ======

Exercisable at Dec. 31, 2000                          258           $21.68
                                                    ======
Available for future grant at Dec. 31, 2000           343
                                                    ======


         As of Dec. 31, 2000, the 258,000 options outstanding under the 1997 Plan with option prices of $17.72-$27.97, had a weighted average option price of $21.68 and a weighted average remaining contractual life of five years.

         TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, since stock options are granted with an option price greater than or equal to the fair value on date of grant, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1997 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as shown below.

                                                        2000           1999            1998
                                                      -------         -------         -------

Net Income
from continuing                    As reported        $ 250.9         $ 200.9         $ 204.2
operations (millions)              Pro forma          $ 247.8         $ 198.5         $ 202.6

Net Income (millions)              As reported        $ 250.9         $ 186.1         $ 206.5
                                   Pro forma          $ 247.8         $ 183.7         $ 204.9

Net Income from
continuing operations              As reported        $  1.99         $  1.53         $  1.55
- EPS basic                        Pro forma          $  1.97         $  1.52         $  1.54

Net Income                         As reported        $  1.99         $  1.42         $  1.57
- EPS basic                        Pro forma          $  1.97         $  1.40         $  1.56

Assumptions
  Risk-free interest rate                                6.24%           5.26%           5.64%
  Expected lives (in years)                                 6               6               6
  Expected stock volatility                             22.93%          19.14%          14.01%
  Dividend yield                                         5.15%           4.55%           4.61%

DIVIDEND REINVESTMENT PLAN

         In 1992, TECO Energy implemented a Dividend Reinvestment and Common Stock Purchase Plan (DRP). TECO Energy raised $8.1 million of common equity from this plan in 2000. In 1999 and 1998, the DRP purchased shares of TECO Energy common stock on the open market for plan participants.

TREASURY STOCK

         In September 1999, TECO Energy announced a program to repurchase up to $150 million of its outstanding common stock. Shares acquired constitute treasury shares. In 2000, the company acquired 1.6 million shares of its outstanding common stock at a cost of $29.9 million; the average per share price was $18.62. Since the program was announced, the company has acquired 7.0 million shares of its outstanding common stock at a cost of $144.7 million, or an average per share price of $20.55. The company's share repurchase program favorably impacted earnings in 2000 by approximately $0.06 per share. Earnings per share results were not significantly affected in 1999 because the purchases occurred late in the year.

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

         TECO Energy's contributions to the ESOP were $6.8 million, $7.5 million, and $4.3 million in 2000, 1999 and 1998, respectively. TECO Energy's annual contribution equals the interest accrued on the loan during the year plus additional principal payments needed to meet the matching allocation requirements under the plan, less dividends received on the ESOP shares. The components of net ESOP expense recognized for the past three years are as follows:

(MILLIONS)                  2000              1999              1998
                            ----              ----              ----
Interest expense            $4.7              $6.9              $7.3
Compensation expense         6.9               7.5               5.5
Dividends                   (8.5)             (8.4)             (8.1)
                            ----              ----              ----
Net ESOP expense            $3.1              $6.0              $4.7
                            ====              ====              ====

         Compensation expense was determined by the shares allocated method.

         At Dec. 31, 2000, the ESOP had 3.1 million allocated shares, 0.1 million committed-to-be-released shares, and 3.1 million unallocated shares. Shares are released to provide employees with the company match in accordance with the terms of the TECO Energy Group Retirement Savings Plan and in lieu of dividends on allocated ESOP shares. The dividends received by the ESOP are used to pay debt service.

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

C.       REDEEMABLE PREFERRED SECURITIES

         In November 2000, TECO Energy established TECO Capital Trust I (the Trust) for the sole purpose of issuing Trust Preferred Securities (TruPS) and using the proceeds to purchase company preferred securities from TECO Funding I, LLC (TECO Funding). On Dec. 20, 2000, the Trust issued 8 million shares of $25 par, 8.5% TruPS, due 2041, with an aggregate liquidation value of $200 million. Currently, all 8 million shares of the TruPS are outstanding. Each TruPS represents an undivided beneficial interest in the assets of the Trust. The Trust used the proceeds from the sale of the TruPS to purchase a corresponding amount of company preferred securities of TECO Funding. TECO Funding used the proceeds from the sale of the company preferred securities to the Trust of $200 million and the sale of $6.2 million of its common securities to TECO Energy, to purchase $206.2 million of 8.5% junior subordinated notes of TECO Energy, due 2041. The junior subordinated notes are the sole assets of TECO Funding and the company preferred securities are the sole assets of the Trust. TECO Energy's proceeds from the sale of the junior subordinated notes were used to reduce the commercial paper balances of TECO Finance and for general corporate purposes. TECO Energy has guaranteed the payments to the holders of the company preferred securities and indirectly, the payments to the holders of the TruPS, as a result of their beneficial interest in the company preferred securities.

         The junior subordinated notes may be redeemed at the option of TECO Energy at any time on or after Dec. 20, 2005 at 100% of their principal amount plus accrued interest through the redemption date. If TECO Energy redeems the junior subordinated notes in full before their maturity date, then TECO Funding is required to redeem the company preferred securities and common securities, in accordance with their terms. If TECO Energy redeems the junior subordinated notes in part but not in full before their maturity date, then TECO Funding will redeem the company preferred securities in full prior to any payment being made on the common securities. Upon any liquidation of the company preferred securities, holders of the TruPS would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends through the date of redemption.

D.       PREFERRED STOCK

PREFERRED STOCK OF TECO ENERGY - $1 PAR
10 million shares authorized, none outstanding.

PREFERENCE STOCK OF TAMPA ELECTRIC - NO PAR
2.5 million shares authorized, none outstanding.

PREFERRED STOCK OF TAMPA ELECTRIC - NO PAR
2.5 million shares authorized, none outstanding.

PREFERRED STOCK OF TAMPA ELECTRIC - $100 PAR VALUE
1.5 million shares authorized, none outstanding.

E.       LONG-TERM DEBT

                                                                                                          DEC. 31,
(MILLIONS)                                                                               DUE         2000          1999
                                                                                         ---       --------      --------

TECO ENERGY
Medium-term notes payable: 5.31%(1)(2)                                                   2002      $  200.0      $     --
Medium-term notes payable: 9.29%(1)                                                      2000            --          50.0
Medium-term notes payable: 5.35%(1)(3)                                                   2001         150.0         150.0
                                                                                                   --------      --------
                                                                                                      350.0         200.0
                                                                                                   --------      --------

TAMPA ELECTRIC
First mortgage bonds (issuable in series):
   7 3/4%                                                                                2022          75.0          75.0
   5 3/4%                                                                                2000            --          80.0
   6 1/8%                                                                                2003          75.0          75.0
Installment contracts payable(4):
   5 3/4%                                                                                2007          22.9          23.2
   7 7/8% Refunding bonds(5)                                                             2021          25.0          25.0
   8% Refunding bonds(5)                                                                 2022         100.0         100.0
   6 1/4% Refunding bonds(6)                                                             2034          86.0          86.0
   5.85%                                                                                 2030          75.0          75.0
   Variable rate: 3.77% for 2000 and 3.21% for 1999(1)                                   2025          51.6          51.6
   Variable rate: 3.90% for 2000 and 3.46% for 1999(1)                                   2018          54.2          54.2
   Variable rate: 3.96% for 2000 and 3.69% for 1999(1)                                   2020          20.0          20.0
Medium-term notes payable: 5.11%(1)(7)                                                   2001          38.0          38.0
Medium-term notes payable: 5.86%(1)(8)                                                   2002         100.0            --
                                                                                                   --------      --------
                                                                                                      722.7         703.0
                                                                                                   --------      --------
PEOPLES GAS SYSTEM
Senior Notes(9)
   10.35%                                                                                2007           5.6           6.2
   10.33%                                                                                2008           7.2           8.0
   10.3%                                                                                 2009           8.4           8.8
   9.93%                                                                                 2010           8.6           9.0
   8.0%                                                                                  2012          29.0          30.5
Medium-term notes payable: 5.11%(1)(7)                                                   2001          12.0          12.0
Medium-tern notes payable: 5.86%(1)(8)                                                   2002          50.0            --
                                                                                                   --------      --------
                                                                                                      120.8          74.5
                                                                                                   --------      --------

DIVERSIFIED COMPANIES
Dock and wharf bonds, variable rate: 3.79% for 2000 and 3.77% for 1999(1)(4)             2007         110.6         110.6
Non-recourse secured facility note, Series A: 7.8%                                  2001-2012         125.5         131.9
Non-recourse secured facility note: 9.875%                                          2001-2008          19.5          22.0
Non-recourse secured facility note, variable rate: 9.55% for 2000                   2001-2007          65.0            --
Non-recourse secured facility note: 10.1%                                           2001-2009          17.0            --
Non-recourse secured facility note: 9.629%                                          2001-2010          31.2            --
Construction financing, variable rate: 6.97% for 1999(10)                                2000            --          73.3
Capital lease: implicit rate of 8.5%                                                2001-2003          29.7          31.6
Construction financing, 7.82%                                                            2001          10.1          10.1
                                                                                                   --------      --------
                                                                                                      408.6         379.5
                                                                                                   --------      --------
TECO FINANCE
Medium-term notes payable, various rates: 7.54% for 2000 and 1999(1)                     2002           9.0           9.0

Unamortized debt premium (discount), net                                                                0.8          (2.4)
                                                                                                   --------      --------
                                                                                                    1,611.9       1,363.6
Less amount due within one year(11)                                                                   237.3         155.8
                                                                                                   --------      --------
TOTAL LONG-TERM DEBT                                                                               $1,374.6      $1,207.8
                                                                                                   ========      ========

---------------
(1)  Composite year-end interest rate.

(2) These notes are subject to mandatory tender on Oct. 1, 2002, at which time they will be redeemed or remarketed.

(3) These notes are subject to mandatory tender on Sept. 15, 2001, at which time they will be redeemed or remarketed.

(4)  Tax-exempt securities.

(5) Proceeds of these bonds were used to refund bonds with interest rates of 11.625%-12.625%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.

(6) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.

(7) These notes are subject to mandatory tender on July 15, 2001, at which time they will be redeemed or remarketed.

(8) These notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be redeemed or remarketed.

(9) These long-term debt agreements contain various restrictive covenants including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.

(10) This construction financing for the San Jose Power Station converted to long-term, non-recourse financing in 2000.

(11) Of the amount due in 2001, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

         TECO Transport entered into a capital lease agreement with Midwest Marine Management Company in March 1998 for the charter of additional capacity. This lease covers 110 river barges and three towboats, classified as property, plant and equipment on the balance sheet; the corresponding $35 million five-year lease commitment was recorded as long-term debt on the balance sheet. The following is a schedule of future minimum lease payments under the capitalized lease together with the present value of the net minimum lease payments as of Dec. 31, 2000:

         YEAR ENDED DEC. 31:                            AMOUNT (MILLIONS)
                                                        -----------------

                  2001                                      $   4.6
                  2002                                          4.6
                  2003                                         25.0
         Total minimum lease payments                          34.2
                                                            -------
Less: Amount representing interest                              4.5
                                                            -------
Present value of net minimum lease payments,
  including current maturities of $2.2 million              $  29.7
                                                            =======

         Substantially all of the property, plant and equipment of Tampa Electric is pledged as collateral to secure its long-term debt. TECO Energy's maturities and annual sinking fund requirements of long-term debt for the years 2002, 2003, 2004 and 2005 are $388.8 million, $129.7 million, $171.6 million and $34.2 million, respectively. Of these amounts $0.8 million per year for 2002 through 2005 may be satisfied by the substitution of property in lieu of cash payments.

         At Dec. 31, 2000, total long-term debt had a carrying amount of $1,374.6 million and an estimated fair market value of $1,448.1 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

F.       SHORT-TERM DEBT

         Notes payable consisted primarily of commercial paper with weighted average interest rates of 6.53% and 6.00%, at Dec. 31, 2000 and 1999, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Consolidated unused lines of credit at Dec. 31, 2000 were $485 million. These lines of credit require commitment fees ranging from .05% to .09% on the unused balances.

         During 1995, TECO Finance entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This three-year agreement, which ended June 26, 1998, effectively converted the interest rate on $100 million of short-term debt from a floating rate to a fixed rate. TECO Finance paid a fixed rate of 5.8% and received a floating rate based on a 30-day commercial paper index. The costs of this agreement did not have a significant impact on interest expense in 1998.

G.       RETIREMENT PLAN

         TECO Energy has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' age, years of service and final average earnings. Effective April 1, 2000, the plan was amended to provide for benefits to be earned and payable substantially on a lump sum basis through an age and service credit schedule for eligible participants leaving the company on or after July 1, 2001. Other significant provisions of the plan, such as eligibility, definitions of credited service, final average earnings, etc., remain largely unchanged. This amendment resulted in decreased pension expense of approximately $2.0 million in 2000 and a reduction of benefit obligation of $14.4 million at Dec. 31, 2000.

         The company's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 68 percent of plan assets were invested in common stock and 32 percent in fixed income investments at Dec. 31, 2000.

         Amounts prior to 1999 have been restated to include the unfunded obligations for the supplemental executive retirement plan, a non-qualified, non-contributory defined benefit retirement plan available to certain senior management. TECO Energy reported $2 million of comprehensive income in 2000 and $5.5 million of comprehensive loss in 1999 related to adjustments to the minimum pension liability associated with the supplemental executive retirement plan.

         In 1997, the Financial Accounting Standards Board issued FAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits with additional information required on changes in the benefit obligations and fair values of plan assets.


(MILLIONS)                                               2000         1999        1998
                                                       -------      -------     --------

COMPONENTS OF NET PENSION EXPENSE

Service cost (benefits earned during the period)       $  10.7      $  12.9     $   11.7
Interest cost on projected benefit obligations            27.5         27.2         26.5
Expected return on assets                                (40.8)       (34.6)       (31.5)
Amortization of:
   Unrecognized transition asset                          (1.0)        (0.9)        (0.9)
   Prior service cost                                      0.2          1.2          1.2
   Actuarial (gain) loss                                  (5.6)         5.2          1.2
                                                       -------      -------     --------
Net pension expense                                       (9.0)        11.0          8.2
Special termination benefit charge                         1.1           --          0.7
Curtailment charge                                          --           --         (0.8)
                                                       -------      -------     --------
Net pension (benefit) expense recognized in the
   Consolidated Statements of Income                   $  (7.9)     $  11.0     $    8.1
                                                       =======      =======     ========


(MILLIONS)                                        DEC. 31, 2000   DEC. 31, 1999
                                                  -------------   -------------

RECONCILIATION OF THE FUNDED STATUS OF THE
   RETIREMENT PLAN AND THE ACCRUED PENSION
   PREPAYMENT/(LIABILITY)
Projected benefit obligation, beginning of year    $360.4          $ 414.9
Change in benefit obligation due to:
   Service cost                                      10.7             12.9
   Interest cost                                     27.5             27.2
   Actuarial (gain) loss                             17.8            (68.1)
   Plan Amendments                                  (14.4)              --
   Special termination benefits                       1.1               --
   Gross benefits paid                              (23.2)           (26.5)
                                                   ------          -------
Projected benefit obligation, end of year           379.9            360.4
                                                   ------          -------

Fair value of plan assets, beginning of year        512.1            468.7
Change in plan assets due to:
   Actual return on plan assets                       6.2             65.3
   Employer contributions                             1.6              7.6
   Gross benefits paid (including expenses)         (26.1)           (29.5)
                                                   ------          -------
Fair value of plan assets, end of year              493.8            512.1
                                                   ------          -------

Funded status, end of year                          113.9            151.7
Unrecognized net actuarial gain                    (127.8)          (188.6)
Unrecognized prior service cost                      (3.3)            11.3
Unrecognized net transition asset                    (4.7)            (5.7)
                                                   ------          -------
Accrued pension liability                          $(21.9)         $ (31.3)
                                                   ======          =======

ASSUMPTIONS USED IN DETERMINING
  ACTUARIAL VALUATIONS

Discount rate to determine projected
  benefit obligation                                 7.50%            7.75%
Rates of increase in compensation levels          3.3-5.3%         3.3-5.3%
Plan asset growth rate through time                     9%               9%

H.       POSTRETIREMENT BENEFIT PLAN

         TECO Energy and its subsidiaries currently provide certain postretirement health care and life insurance benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 and before July 1, 2001, is limited to a defined dollar benefit based on years of service. Effective April 1, 2000, the company adopted changes to this program for participants retiring from the company on or after July 1, 2001, after age 50 that meet certain service requirements. The company contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001, is limited to a defined dollar benefit based on an age and service schedule. The impact of this amendment includes a change in the company's commitment for future retirees combined with a grandfathering provision for current retired participants which results in an increase in the benefit obligation of $22.9 million. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plans in whole or in part at any time. Amounts prior to 1999 have been restated to include life insurance benefits.


(MILLIONS)                                                              2000      1999     1998
                                                                       -----     -----    -----

COMPONENTS OF POSTRETIREMENT BENEFIT COST
Service cost (benefits earned during the period)                       $ 3.0     $ 3.6    $ 2.9
Interest cost on projected benefit obligations                           8.9       6.9      6.8
Amortization of transition obligation (straight line over 20 years)      2.7       2.7      2.7
Amortization of prior service cost                                       1.7       0.6      0.6
Amortization of actuarial loss/(gain)                                   (0.2)      0.2     0. 1
Special termination benefits                                             0.2        --       --
Additional amounts recognized                                            0.9        --       --
                                                                       -----     -----    -----
Net periodic postretirement benefit expense                            $17.2     $14.0    $13.1
                                                                       =====     =====    =====



(MILLIONS)                                                          DEC. 31, 2000     DEC. 31, 1999
                                                                    -------------     ------------

RECONCILIATION OF THE FUNDED STATUS OF THE POSTRETIREMENT
   BENEFIT PLAN AND THE ACCRUED LIABILITY
Accumulated postretirement benefit obligation, beginning of year        $  93.1          $ 104.3
Change in benefit obligation due to:
   Service Cost                                                            30.0              3.6
   Interest cost                                                            8.9              6.9
   Plan participants' contributions                                         1.1              0.6
   Special termination benefits                                             0.2               --
   Actuarial (gain) loss                                                    8.5            (16.3)
   Plan amendments                                                         22.9               --
Gross benefits paid                                                        (6.9)            (6.0)
                                                                        -------          -------
Accumulated postretirement benefit obligation, end of year                130.8             93.1
                                                                        -------          -------

Funded status, end of year                                               (130.8)           (93.1)
Unrecognized net loss from past experience                                  5.6             (2.1)
Unrecognized prior service cost                                            27.7              6.4
Unrecognized transition obligation                                         32.8             35.6
                                                                        -------          -------
Liability for accrued postretirement benefit                            $ (64.7)         $ (53.2)
                                                                        =======          =======

ASSUMPTIONS USED IN DETERMINING ACTUARIAL VALUATIONS
Discount rate to determine projected benefit obligation                     7.5%            7.75%


         The assumed health care cost trend rate for medical costs prior to age 65 was 7.25% in 2000 and decreases to 5.0% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 6.25% in 2000 and decreases to 5.0% in 2002 and thereafter.

         A 1 percent increase in the medical trend rates would produce a 10 percent ($1.2 million) increase in the aggregate service and interest cost for 2000 and a 9 percent ($11.2 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 2000.

         A 1 percent decrease in the medical trend rates would produce an 8 percent ($1.0 million) decrease in the aggregate service and interest cost for 2000 and a 7 percent ($9.7 million) decrease in the accumulated postretirement benefit obligation as of Dec. 31, 2000.

I.       INCOME TAX EXPENSE

Income tax expense consists of the following components:


(MILLIONS)                                             FEDERAL        STATE         TOTAL
                                                       -------       -------       -------

2000
  Currently payable                                    $  92.6       $   8.4       $ 101.0
  Deferred                                               (81.1)          3.5         (77.6)
  Amortization of investment tax credits                  (4.9)           --          (4.9)
                                                       -------       -------       -------
Total income tax expense                               $   6.6       $  11.9       $  18.5
                                                       =======       =======       =======

1999
  Currently payable                                    $  89.6       $  13.0       $ 102.6
  Deferred                                               (11.5)          1.1         (10.4)
  Amortization of investment tax credits                  (5.2)           --          (5.2)
  Income tax expense from continuing operations           72.9          14.1          87.0
  Currently payable                                       (3.6)         (0.3)         (3.9)
  Deferred                                                (4.4)         (0.5)         (4.9)
                                                       -------       -------       -------
Total income tax expense                               $  64.9       $  13.3       $  78.2
                                                       =======       =======       =======

1998
  Currently payable                                    $  61.0       $  11.4       $  72.4
  Deferred                                                13.1           2.8          15.9
  Amortization of investment tax credits                  (5.0)           --          (5.0)
  Income tax expense from continuing operations           69.1          14.2          83.3
  Currently payable                                        2.8           0.1           2.9
  Deferred                                                (1.5)          0.2          (1.3)
  Income tax expense from discontinued operations          1.3           0.3           1.6
                                                       -------       -------       -------
Total income tax expense                               $  70.4       $  14.5       $  84.9
                                                       =======       =======       =======


         Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:


(MILLIONS)                                                   DEC. 31, 2000     DEC. 31, 1999
                                                             -------------     -------------
Deferred income tax assets(1)
  Property related                                            $    77.6         $    71.1
  Basis differences in oil and gas producing properties             1.2              (2.5)
  Other                                                            37.5              38.2
                                                             ----------        ----------
    Total deferred income tax assets                              116.3             106.8
                                                             ----------        ----------

Deferred income tax liabilities(1)
  Property related                                               (499.4)           (562.0)
  Basis differences in oil and gas producing properties           (11.0)            (13.4)
  Alternative minimum tax credit carry forward                     58.1              35.1
  Other                                                             7.1              30.9
    Total deferred income tax liabilities                        (445.2)           (509.4)
                                                             ----------        ----------
    Accumulated deferred income taxes                         $  (328.9)        $  (402.6)
                                                             ==========        ==========


---------------
(1)  Certain property related assets and liabilities have been netted.

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:


(MILLIONS)                                                      2000          1999          1998
                                                               ------        ------        ------

Net income from continuing operations                          $250.9        $200.9        $204.2
Total income tax provision                                       18.5          87.0          83.3
                                                               ------        ------        ------
Income from continuing operations before income taxes          $269.4        $287.9        $287.5
                                                               ======        ======        ======

Income taxes on above at federal statutory rate of 35%         $ 94.3        $100.8        $100.6
Increase (Decrease) due to:
  State income tax, net of federal income tax                     7.8           9.2           9.3
  Amortization of investment tax credits                         (4.9)         (5.2)         (5.0)
  Non-conventional fuels tax credit                             (68.3)        (17.2)        (18.9)
  Permanent reinvestment-foreign income                          (9.3)         (1.4)         (1.0)
  Other                                                          (1.1)          0.8          (1.7)
                                                               ------        ------        ------
    Total income tax provision from continuing operations      $ 18.5        $ 87.0        $ 83.3
                                                               ======        ======        ======

Provision for income taxes as a percent of income
from continuing operations, before income taxes                   6.9%         30.2%         29.0%
                                                               ======        ======        ======


         The provision for income taxes as a percent of income from discontinued operations was 37.5% and 35.0% for 1999 and 1998, respectively. There was no income from discontinued operations in 2000. The total effective income tax rate differs from the federal statutory rate due to state income tax, net of federal income tax, the non-conventional fuels tax credit and other miscellaneous items. The actual cash paid for income taxes in 2000, 1999, and 1998 was $83.9 million, $62.1 million and $66.2 million, respectively.

J.       DISCONTINUED OPERATIONS

TECOM

         On Nov. 4, 1999, TECO Energy completed the sale of the assets of TeCom, Inc. for $1.0 million in cash to Invensys Intelligent Building Systems, a division of the Barber-Colman Company. The company decided to exit the automated energy management systems business because it lacked the distribution channels necessary to effectively reach the markets for its products.

         As a result of the company's intention to sell this business, all activities of the subsidiary through Sept. 1, 1999, the measurement date, were reported as discontinued operations on the Consolidated Statements of Income, including amounts from prior years which have been reclassified from continuing operations to discontinued operations. After-tax losses from discontinued operations were $2.5 million and $3.8 million, respectively, for the years ended Dec. 31, 1999 and 1998. The loss on the sale of the assets of TeCom, including an estimate of activities after the measurement date, was reported as a loss on disposal of discontinued operations. The net after-tax loss from TeCom's disposal of discontinued operations in 1999 was $12.9 million, or 10 cents per share.

         Total revenues from discontinued operations related to TeCom were $1.2 million and $2.1 million, respectively, for the years ended Dec. 31, 1999 and 1998. There were no revenues in 2000.

TECO OIL & GAS

         On Aug. 28, 1997, the company announced its plan to discontinue operations of its conventional oil and gas subsidiary, TECO Oil & Gas, Inc. Since its formation in 1995, TECO Oil & Gas participated in joint ventures utilizing 3-D seismic imaging in the exploration for oil and gas.

         In 1998, TECO Oil & Gas sold its offshore assets for cash and a note receivable (the "Note") and wrote off the recorded value of all assets associated with the discontinued oil and gas operation, for a net after-tax gain reported from disposal of discontinued operations of $6.1 million.

         In March 1999, TECO Oil & Gas sold the Note to a third party for $500,000 in cash, and in a separate transaction ARO agreed to assume disputed joint billing payments of approximately $425,000. A $0.6 million after-tax gain from these transactions was recognized in 1999 as a gain on disposal of discontinued operations.

         There were no significant revenues from the discontinued oil and gas operations in 2000, 1999 or 1998.

K.       EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued FAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share. The reconciliation of basic and diluted earnings per share is shown below:


                                                                               YEAR ENDED DEC. 31,
                                                                          2000        1999         1998
                                                                       --------     --------     --------

NUMERATOR

Net income from continuing operations, basic                           $  250.9     $  200.9     $  204.2
Effect of contingent performance shares                                    (1.9)          --           --
                                                                       --------     --------     --------
Net income from continuing operations, diluted                         $  249.0     $  200.9     $  204.2
                                                                       ========     ========     ========

Net income, basic                                                      $  250.9     $  186.1     $  206.5
Effect of contingent shares                                                (1.9)          --           --
                                                                       --------     --------     --------
Net income, diluted                                                    $  249.0     $  186.1     $  206.5
                                                                       ========     ========     ========

DENOMINATOR
Average number of shares outstanding - basic                              125.9        131.0        131.7

Plus: incremental shares for assumed conversions:
   Stock options at end of period and contingent performance shares         3.3          2.3          3.0
Less: Treasury shares which could be purchased                             (2.9)        (2.1)        (2.5)
                                                                       --------     --------     --------

Average number of shares outstanding - diluted                            126.3        131.2        132.2
                                                                       ========     ========     ========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
   BASIC                                                               $   1.99     $   1.53     $   1.55
   DILUTED                                                             $   1.97     $   1.53     $   1.54

EARNINGS PER SHARE
   BASIC                                                               $   1.99     $   1.42     $   1.57
   DILUTED                                                             $   1.97     $   1.42     $   1.56



L.       SEGMENT INFORMATION

         TECO Energy is an electric and gas utility holding company with significant diversified activities. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, operating income, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. In November 1999, TECO Energy sold the assets of TeCom, the company's advanced energy management technology subsidiary. All prior years presented here have been restated to exclude TeCom's results, which are now reflected in the consolidated financial statements as discontinued operations.


                                                                                                                        CAPITAL
                                                        INCOME FROM         NET                           ASSETS      EXPENDITURES
(MILLIONS)                       REVENUES(1)           OPERATIONS(1)     INCOME(1)   DEPRECIATION(1)    AT DEC. 31,   FOR THE YEAR
                                 -----------           -------------     ---------   ---------------    --------      ------------

2000
  Tampa Electric                  $1,353.8(2)            $  293.5        $  144.5         $  161.6      $2,957.1        $  267.1
  Peoples Gas System                 314.5                   47.0            21.8             25.8         513.3            82.2
  TECO Transport                     269.8(3)                51.9            28.7             22.0         311.3            21.1
  TECO Coal                          232.8(4)                25.2(7)         37.5             26.9         246.3            64.0
  TECO Power Services                204.9(5)                31.0(8)         36.9             18.5       1,350.6(10)       243.5
  Other diversified businesses       148.0(6)                27.2(9)         31.3             13.4         294.4(11)        10.6
                                  --------               --------        --------         --------      --------        --------
                                   2,523.8                  475.8           300.7            268.2       5,673.0           688.5
  Other and eliminations            (228.7)                 (62.2)          (49.8)              --           3.2            (0.1)
                                  --------               --------        --------         --------      --------        --------
  TECO Energy consolidated        $2,295.1               $  413.6        $  250.9         $  268.2      $5,676.2        $  688.4
                                  ========               ========        ========         ========      ========        ========

1999
  Tampa Electric                  $1,199.8(2)(12)(13)    $  263.9(12)    $  138.8(15)     $147.6        $2,827.3        $  228.7
  Peoples Gas System                 251.7                   43.2            19.8             23.1         433.1            77.8
  TECO Transport                     251.9(3)                46.8            26.2             21.9         312.0            18.6
  TECO Coal                          237.3(4)                21.5            16.0             16.1         193.2            23.4
  TECO Power Services                109.5(5)                17.3(8)         14.6              9.3         700.4(10)        68.5
  Other diversified businesses       109.8(6)                33.0(9)         27.3             14.2         222.5             9.8
                                  --------               --------        --------         --------      --------        --------
                                   2,160.0                  425.7           242.7            232.2       4,688.5           426.8
  Other and eliminations            (177.0)(14)              (2.1)(14)      (41.8)(16)          --           1.6            (0.7)
                                  --------               --------        --------         --------      --------        --------
  TECO Energy consolidated        $1,983.0               $  423.6        $  200.9         $  232.2      $4,690.1        $  426.1
                                  ========               ========        ========         ========      ========        ========

1998
  Tampa Electric                  $1,234.6(2)(13)        $  279.7(17)    $2,705.0(15)     $  146.1      $2,705.0        $  176.2
  Peoples Gas System                 252.8                   35.8            15.5             21.0         375.6            55.9
  TECO Transport                     230.0(3)                43.2            23.8             26.6         309.7            45.6
  TECO Coal                          232.4(4)                23.5(18)        17.5(20)         15.4         180.0            11.2
  TECO Power Services                 98.7(5)                13.0(8)          9.7              9.2         412.9(10)         0.4
  Other diversified businesses       110.6(6)                37.8(9)         30.8(21)         14.7         222.2             5.4
                                  --------               --------        --------         --------      --------        --------
                                   2,159.1                  433.0           238.5            233.0       4,205.4           294.7
  Other and eliminations            (203.4)                 (31.7)(19)      (34.3)(16)          --         (26.1)            1.4
                                  --------               --------        --------         --------      --------        --------
  TECO Energy consolidated        $1,955.7               $  401.3        $  204.2         $  233.0      $4,179.3        $  296.1
                                  ========               ========        ========         ========      ========        ========

---------------

(1)  From continuing operations.

(2) Revenues from sales to affiliates were $32.4 million, $24.8 million and $23.2 million in 2000, 1999 and 1998, respectively.

(3) Revenues from sales to affiliates were $118.0 million, $101.0 million and $112.8 million in 2000, 1999 and 1998, respectively.

(4) Revenues from sales to affiliates were $4.3 million, $23.1 million and $33.8 million in 2000, 1999 and 1998, respectively.

(5) Revenues from sales to affiliates were $67.6 million, $35.5 million and $32.7 million in 2000, 1999 and 1998, respectively. Revenues include income from unconsolidated equity investments of $5.6 million, $2.6 million, and $1.8 million in 2000, 1999 and 1998, respectively.

(6) Revenues from sales to affiliates were $6.5 million, $0.6 million and $0.8 million in 2000, 1999 and 1998, respectively.

(7) Operating income includes a non-conventional fuels tax credit of $52.1 million in 2000.

(8) Operating income includes interest cost on the non-recourse debt related to independent power operations of $12.1 million, $10.3 million and $13.4 million in 2000, 1999 and 1998, respectively.

(9) Operating income includes a non-conventional fuels tax credit of $16.2 million, $17.2 million and $18.9 million in 2000, 1999 and 1998, respectively.

(10) Total assets include investments in unconsolidated affiliates of $145.5 million, $103.3 million and $124.5 million at Dec. 31, 2000, 1999 and 1998, respectively. Total assets also includes $383.1 million in other non-current equity investments at Dec. 31, 2000.

(11) Total assets include $42.0 million in investments in unconsolidated affiliates at Dec. 31, 2000.

(12) Revenues and operating income as shown for 1999 exclude a $7.9 million credit resulting from a charge. See Note M.

(13) Revenues shown in 1999 are after the revenue deferral of $11.9 million. Revenues shown in 1998 include the recognition of previously deferred revenue of $38.3 million.

(14) Revenues and operating income include a pretax benefit of $7.9 million in 1999. See Note M.

(15) Net income excludes after-tax charges totaling $13.7 million and $10.4 million in 1999 and 1998, respectively. See Note M.

(16) Net income includes after-tax charges totaling $13.7 million and $19.6 million in 1999 and 1998, respectively. See Note M.

(17) Operating income excludes a pretax charge of $9.6 million in 1998. See Note M.

(18) Operating income excludes a pretax charge of $13.6 million in 1998. See Note M.

(19) Operating income includes pretax charges totaling $23.2 million in 1998. See Note M.

(20) Net income excludes an after-tax charge of $8.9 million in 1998. See
     Note M.

(21) Net income excludes an after-tax charge of $0.3 million in 1998. See
     Note M.

         Tampa Electric Company provides retail electric utility services to more than 568,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for more than 262,000 residential, commercial, industrial and electric power generation customers in the state of Florida.

         TECO Transport Corporation, through its wholly owned subsidiaries, transports, stores and transfers coal and other dry bulk commodities for third parties and Tampa Electric. TECO Transport's subsidiaries operate on the Mississippi, Ohio and Illinois rivers, in the Gulf of Mexico and worldwide.

         TECO Coal Corporation, through its wholly owned subsidiaries, owns mineral rights, and owns or operates surface and underground mines and coal processing and loading facilities in Kentucky, Tennessee and Virginia. In 2000, TECO Coal began operating two coal processing facilities, whose production qualifies for the non-conventional fuels tax credit. TECO Coal's subsidiaries sell its coal production to third parties and to Tampa Electric. The contract with Tampa Electric expired at the end of 1999 and was not renewed.

         TECO Power Services Corporation (TPS) has subsidiaries that have interests in independent power projects in Florida, Virginia, Hawaii and Guatemala, and transmission and distribution facilities in Guatemala. TPS also has investments in unconsolidated affiliates that participate in independent power projects in other parts of the U.S. and the world.

         TECO Energy's other diversified operating businesses are engaged in natural gas production from coalbeds, the sale of propane gas, the marketing of natural gas, and energy services and engineering.

FOREIGN OPERATIONS

         TPS has independent power operations and investments in Guatemala.

         TPS, through its subsidiaries, owns and operates a 78-megawatt power station that supplies energy to Empresa Electrica de Guatemala, S.A.(EEGSA), an electric utility in Guatemala, under a U.S. dollar-denominated power sales agreement.

         At Dec. 31, 2000, TPS, through a wholly owned subsidiary, had a 100 percent ownership interest in a 120-megawatt power station and in transmission facilities in Guatemala. The plant provides capacity under a U.S.
dollar-denominated power sales agreement to EEGSA.

         TPS, through a subsidiary, owns a 30 percent interest in a consortium that includes Iberdrola, an electric utility in Spain, and Electricidade de Portugal, an electric utility in Portugal. The consortium owns an 80 percent interest in EEGSA.

         Total assets at Dec. 31, 2000, 1999 and 1998 included $442.6 million, $379.4 million and $154.1 million, respectively, related to these Guatemalan investments. Revenues included $69.0 million, $19.5 million and $16.9 million for the years ended Dec. 31, 2000, 1999 and 1998, respectively, and operating income included $23.7 million, $10.1 million and $7.9 million for the years ended Dec. 31, 2000, 1999 and 1998, respectively, from these Guatemalan operations and investments.

M.       CHARGES TO EARNINGS

2000 CHARGES

         Charges of an unusual and non-recurring nature had no significant net effect on earnings in 2000. In 2000, TECO Energy's results included an $8.3-million, after-tax gain from the US Propane and Heritage Propane transactions offset by after-tax charges of $5.2 million to adjust the value of leveraged leases and $3.8 million to adjust property values at TECO Properties.

1999 CHARGES

         The charges in 1999 totaled $21.1 million pretax ($19.6 million after tax) and consisted of the following:

         Tampa Electric recorded a charge of $10.5 million ($6.4 million after tax) based on FPSC audits of its 1997 and 1998 earnings, which among other things, limited its equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.

         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expense to resolve the pending litigation filed by the United States Environmental Protection Agency.

         After-tax charges totaling $6.1 million were also recognized reflecting corporate income tax provisions and settlements related to prior years' tax returns. These charges were recorded at Tampa Electric (a $3.8-million net after-tax charge, after recovery under the then current regulatory agreement), at TECO Investments (a $4.3- million after-tax charge) and at the TECO Energy corporate level (a $2.0-million after-tax benefit). A charge of $6.0 million ($3.6 million after tax) was recorded to adjust the carrying value of certain investments in leveraged aircraft leases to reflect lower anticipated residual values.

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

         The FPSC in September 1997 ruled that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic. One contract was terminated in 1997. As to the other contract, which expires in 2001, Tampa Electric entered into firm power purchase contracts with third parties to provide replacement power through 1999 and is no longer separating the associated generation assets from the retail jurisdiction. The cost of purchased power under these contracts exceeded the revenues expected through 1999. To reflect this difference, Tampa Electric recorded a $9.6-million charge ($5.9 million after tax) in 1998. In November 1999, the FPSC approved a company-proposed treatment for the remaining 14 1/2 months of the contract that flows 100 percent of the revenues from the contract back to retail customers.

         Tampa Electric also recorded a charge of $7.3 million ($4.4 million after tax) in other expense for an FPSC decision in 1998 denying recovery of certain BTU coal quality price adjustments for coal purchases since 1993.

         TECO Energy recorded $0.4 million, after tax, of merger-related costs in 1998 in connection with the Griffis, Inc. merger.

N.       COMMITMENTS AND CONTINGENCIES

         TECO Energy has made certain commitments in connection with its continuing capital improvements program. TECO Energy estimates that capital investments for ongoing businesses during 2001 will be about $1.3 billion and approximately $2.7 billion for the years 2002 through 2005.

         Tampa Electric's capital investments are estimated to be $186 million in 2001 and $648 million for 2002 through 2005 for equipment and facilities to meet customer growth and generation reliability programs. Additionally, Tampa Electric is also expecting to spend $167 million in 2001 and $459 million during 2002-2005 to repower the Gannon Power Station and is forecasting $20 million in 2001 and $19 million during 2002-2005 to construct additional generation expansion. At the end of 2000, Tampa Electric had outstanding commitments of about $300 million primarily for the repowering project at Gannon Power Station.

         Peoples Gas System's capital investments are estimated to be $73 million for 2001 and $251 million for 2002 through 2005 for infrastructure expansion to grow the customer base and normal asset replacement.

         At the diversified companies, capital investments are estimated at $901 million for 2001 and $1.3 billion for the years 2002 through 2005, primarily for TECO Power Services' investment in the Panda Energy, Genesis Power (GenPower), Frontera (see Note P. Subsequent Event) and Commonwealth Chesapeake projects and for asset replacement and refurbishment at TECO Transport and TECO Coal. This includes outstanding commitments of about $1.3 billion at the end of 2000, mainly for the Panda Energy and GenPower projects.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet and are not expected to have a significant impact on customer prices.

         TECO Energy has commitments under long-term operating leases, primarily for building space, office equipment and heavy equipment, and certain equipment at TPS' Hardee Power Station. TPS completed a transaction on Dec. 29, 2000, where certain non-integral equipment at its Hardee Power Station was sold to a third party and leased back under a lease arrangement. The transaction was structured such that the lease qualifies as an operating lease with a term of 12 years. Total rental expense for these operating leases, included in the Consolidated Statements of Income for the years ended Dec. 31, 2000, 1999 and 1998 was $18.1 million, $12.8 million and $9.4 million, respectively. The following is a schedule of future minimum lease payments at Dec. 31, 2000 for all operating leases with noncancelable lease terms in excess of one year:

         YEAR ENDED DEC. 31:                         AMOUNT (MILLIONS)
                                                     ----------------
                  2001                                   $ 15.3
                  2002                                     15.2
                  2003                                     11.2
                  2004                                     11.2
                  2005                                     11.2
                  Later Years                              66.7
                                                         ------
         Total minimum lease payments                    $130.8
                                                         ======

         The company has outstanding letters of credit of $36.6 million at Dec. 31, 2000, which guarantee performance to third parties related to debt service, major maintenance requirements and various trade activities. The company also has financial guarantees of $57 million primarily for construction related debt for projects in which TECO Power Services is a participant.

O.       MERGERS, ACQUISITIONS AND DISPOSITIONS

         On Nov. 1, 2000, TECO Coal acquired all of the outstanding stock of Perry County Coal for $14.9 million, comprised of $12.1 million in cash and $2.8 million in notes. Perry County Coal owns or controls more than of 23 million tons of low-sulfur reserves, and operates both deep and surface contract mines. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations and assets of Perry County Coal are included as part of TECO Coal's results beginning Nov. 1, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as limited by the excess of fair value over the purchase price, as summarized below:

                                                        MILLIONS
                                                        --------

         Current Assets                                   $ 8.1
         Property, Plant and Equipment, net                16.2
         Other assets                                       3.0
         Notes payable                                     (7.9)
         Other liabilities                                 (4.5)
                                                          -----
             Net Assets acquired                          $14.9
                                                          =====

         In September 2000, TECO Energy, Inc. acquired BCH Mechanical, Inc. and its affiliated companies ("BCH") accounting for the transaction using the purchase method of accounting. BCH is one of the leading mechanical contracting firms in Florida. TECO Energy purchased a combination of stock and assets of the BCH companies for $26.1 million in cash, which included $4.6 million for net working capital; $2.9 million in notes; and 233,819 shares of TECO Energy, Inc. common stock. Goodwill of $25.9 million representing the excess of purchase price over the fair market value of assets acquired was recorded, and is being amortized on a straight-line basis over 20 years. BCH is included within the Other diversified businesses segment. A summary of the assets acquired and liabilities assumed is set forth below:

                                                        MILLIONS
                                                        --------

         Current Assets                                  $ 20.0
         Property, Plant and Equipment, net                 0.8
         Goodwill                                          25.9
         Current liabilities                              (11.9)
                                                         ------
             Net Assets acquired                         $ 34.8
                                                         ======

         In connection with this transaction, TECO Solutions was formed to support TECO Energy's strategy of offering customers a comprehensive and competitive package of energy services and products. Operating companies under TECO Solutions include TECO BGA (formerly Bosek, Gibson and Associates), BCH, TECO Gas Services and TECO Properties.

         In February 2000, TECO Energy, Inc. entered into an agreement to form US Propane, a joint venture to combine its Peoples Gas Company (PGC) propane operations with the propane operations of Atmos Energy Corporation, AGL Resources Inc. and Piedmont Natural Gas Company, Inc. In June 2000, US Propane announced that it would combine its propane operations with those of Heritage Propane Partners, L.P. to create the fourth largest retail propane distributor in the United States that will distribute propane to over 480,000 customers in 28 states. Through a series of transactions completed Aug. 10, 2000, US Propane sold its propane business to Heritage Propane Partners for approximately $180 million in cash and other consideration, and purchased all of the outstanding common stock of Heritage Holdings, Inc., the general partner of Heritage Propane Partners, for $120 million. US Propane now owns the general partner interest and 34 percent of the limited partnership interests of Heritage Propane Partners. TECO Energy, Inc., through its wholly owned subsidiary TECO Propane Ventures, LLC (TPV), is accounting for its $40.8 million investment, or approximate 38 percent interest in US Propane under the equity method of accounting. As a result of these transactions, TPV also received $19.3 million in cash and recognized a pre-tax gain of $13.6 million ($8.3 million after tax) on the sale of PGC assets and liabilities to the extent acquired by US Propane and Heritage Propane Partners.

         In January 1998, the company acquired an unregulated Florida propane business, Griffis, Inc. (Griffis) and its affiliate, in a merger transaction accounted for as a pooling of interest and issued approximately 0.6 million shares of its common stock. These acquired businesses were then merged into and operated as part of Peoples Gas Company prior to the formation of US Propane.

P.       SUBSEQUENT EVENTS

         On Mar. 12, 2001, the company completed a public offering of 8.625 million common shares at $27.75 per share, resulting in net proceeds to the company of approximately $232 million. The proceeds from the sale of these shares were used primarily to reduce the commercial paper balances of TECO Energy's finance subsidiary and for general corporate purposes.

         On Mar. 15, 2001, TPS acquired the Frontera Power Station located near McAllen, Texas. This 500-megawatt, natural gas-fired, combined-cycle plant, originally developed by CSW Energy (CSW), began commercial operation in May 2000. As a condition of the merger of Central &South West Corporation, CSW's parent company, with American Electric Power Company, Inc., the company was required by the Federal Energy Regulatory Commission to divest its ownership of this facility. The total acquisition cost of $265 million will consist of TPS' equity investment of $120 million with the remainder expected to be funded with non-recourse debt. As a result of this acquisition, TPS has entered into a financial guarantee of up to $5 million for the purchase of fuel with a supplier.

Q.       QUARTERLY DATA (UNAUDITED)

Financial data by quarter is as follows: (unaudited)


                                                            QUARTER ENDED
                                            MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                           ---------    ---------    ---------    ---------

2000
  Revenues(1)                              $   524.5    $   559.5    $   614.7    $   596.4
  Income from operations(1)                $   108.0    $    99.7    $   121.0    $    84.9
  Net income(1)                            $    53.5    $    57.5    $    82.1    $    57.8
  Earnings Per Share (EPS)-basic           $    0.42    $    0.46    $    0.65    $    0.46
  Earnings per share (EPS)-diluted         $    0.42    $    0.46    $    0.65    $    0.44
  Dividends paid per common share(3)       $   0.325    $   0.335    $   0.335    $   0.335
  Stock price per common share(4)
    High                                   $  20 5/8    $  23 1/8    $  28 3/4    $ 33 3/16
    Low                                    $  17 1/4    $ 19 3/16    $ 20 3/16    $ 26 9/16
    Close                                  $ 19 7/16    $ 20 1/16    $  28 3/4    $  32 3/8

1999
  Revenues(1)                              $   445.7    $   491.4    $   555.9    $   490.0
  Income from operations(1)                $    96.1    $   100.9    $   138.8    $    87.8
  Net income(1)
    Net income from continuing operations  $    49.5    $    52.8    $    55.9    $    42.7
    Net income                             $    49.2    $    51.9    $    42.3    $    42.7
  Earnings per share (EPS) - basic
    EPS from continuing operations(2)      $    0.38    $    0.40    $    0.42    $    0.33
    EPS                                    $    0.38    $    0.39    $    0.32    $    0.33
  Earnings per share (EPS) - diluted
    EPS from continuing operations         $    0.38    $    0.40    $    0.42    $    0.33
    EPS                                    $    0.38    $    0.39    $    0.32    $    0.33
  Dividends paid per common share(3)       $    0.31    $   0.325    $   0.325    $   0.325
  Stock price per common share(4)
    High                                   $      28    $23 13/16    $  23 1/8    $  22 1/2
    Low                                    $  19 7/8    $  19 3/4    $  19 5/8    $  18 3/8
    Close                                  $  19 7/8    $  22 3/4    $  21 1/8    $ 18 9/16

---------------
(1)  Millions.

(2) Basic EPS from continuing operations before the charges discussed in Note M were $0.38, $0.40, $0.54 and $0.36 for the four quarters in 1999.

(3) Dividend paid for TECO Energy common stock (not restated for Peoples Gas Companies merger).

(4)  Trading prices for common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period Jan. 1, 1999 to the date of this report, TECO Energy has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) The information required by Item 10 with respect to the directors of the registrant is included under the caption "Election of Directors" on pages 1 through 3 of TECO Energy's definitive proxy statement, dated March 5, 2001, for its Annual Meeting of Shareholders to be held on April 18, 2001 (Proxy Statement) and is incorporated herein by reference.

(b) The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 16 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Proxy Statement beginning on page 8 and ending on page 14, and under the caption "Compensation of Directors" on page 4, and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements - See index on page 40
         2. Financial Statement Schedules - See index on page 40

                                                                    SCHEDULE II

                               TECO ENERGY, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                FOR THE YEARS ENDED DEC. 31, 2000, 1999 AND 1998
                                   (millions)


                                                                             Additions
                                           Balance at      ------------------------------------------   Balance at
                                           Beginning       Charged to        Other                        End of
                                           of Period         Income          Charges    Deductions(1)     Period
                                           ---------       ----------        -------    -------------   ----------

Allowance for Uncollectible Accounts:

         2000                                 $ 3.5           $10.1         $ 0.2(2)        $ 5.2          $ 8.6

         1999                                   2.6             6.2           0.4(2)          5.7            3.5

         1998                                   2.6             4.9            --             4.9            2.6

---------------

(1)  Write-off of individual bad debt accounts

(2) Includes $0.2 million and $0.3 million in 2000 and 1999, respectively, for TeCom Discontinued Operations.

3.       Exhibits

*3.1 Articles of Incorporation, as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of TECO Energy, Inc.).

 3.2     Bylaws, as amended effective Jan. 18, 2001.

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

*4.16 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of Oct. 26, 1992 (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of TECO Energy, Inc.).

*4.17 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of June 23, 1993 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc.).

*4.18 Loan and Trust Agreement among the Polk County Industrial Development Authority, Tampa Electric Company and The Bank of New York, as trustee, dated as of Dec. 1, 1996. (Exhibit 4.22, Form 10-K for 1996 of TECO Energy, Inc.).

*4.19 Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit 4.19, Form 10-K for 1986 of TECO Energy, Inc.).

 4.20 First Supplemental Installment Sales Agreement between the Plaquemines Port, Harbor and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated as of Dec. 1, 2000.

*4.21 Reimbursement Agreement between TECO Energy, Inc. and Electro-Coal Transfer Corporation, dated as of March 22, 1989 (Exhibit 4.19, form 10-K for 1988 of TECO Energy, Inc.).

*4.22 Indenture between Tampa Electric Company and The Bank of New York, as trustee, dated as of July 1, 1998 (Exhibit 4.1, Registration Statement No. 333-55873).

*4.23 First Supplemental Indenture dated as of July 15, 1998 between Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

*4.24 Second Supplemental Indenture dated as of Aug. 15, 2000 between Tampa Electric Company and The Bank of New York (Exhibit 4.1, Form 8-K dated Aug. 22, 2000 of Tampa Electric Company).

*4.25 Indenture between TECO Energy, Inc. and The Bank of New York as trustee, dated as of Aug. 17, 1998 (Exhibit 4.1, Form 8-K dated Sept. 20, 2000 of TECO Energy, Inc.).

*4.26 First Supplemental Indenture dated as of Sept. 1, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.1, Form 8-K dated Sept. 11, 1998 of TECO Energy, Inc.).

*4.27 Second Supplemental Indenture dated as of Sept. 15, 2000 between TECO Energy, Inc. and The Bank of New York (Exhibit 4.1, Form 8-K dated Sept. 28, 2000 of TECO Energy, Inc.).

*4.28 Third Supplemental Indenture dated as of Dec. 1, 2000 by and between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.21, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

*4.29 Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of Dec. 1, 2000 (Exhibit 4.24, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

*4.30 Amended and Restated Trust Agreement of TECO Capital Trust I among TECO Funding Company I, LLC, The Bank of New York and The Bank of New York (Delaware) dated as of Dec. 1, 2000 (Exhibit 4.22, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

*4.31 Guaranty Agreement between TECO Energy, Inc. and The Bank of New York, as trustee, dated as of Dec. 1, 2000 (Exhibit 4.25, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

*4.32 Renewed Rights Agreement between TECO Energy, Inc. and BankBoston, N.A. as Rights Agent, dated as of Oct. 21, 1998 (Exhibit 4, Form 8-K, dated as of Oct. 21, 1998 of TECO Energy, Inc.).

*10.1 Supplemental Executive Retirement Plan for H. L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).

*10.2 TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996 (Exhibit 10.6, Form 10-K for 1996 of TECO Energy, Inc.).

*10.3 TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated as of Jan. 15, 1997 (Exhibit 10.7, Form 10-K for 1996 of TECO Energy, Inc.).

*10.4 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised Jan. 20, 1999. (Exhibit 10.6, Form 10-K for 1998 of TECO Energy, Inc.).

*10.5 TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).

*10.6 Forms of Severance Agreement between TECO Energy, Inc. and certain officers, as amended and restated as of Oct. 22, 1999 (Exhibit 10.7, Form 10-K for 1999 of TECO Energy, Inc.).

*10.7 Loan and Stock Purchase Agreement between TECO Energy, Inc. and Barnett Banks Trust Company, N.A., as trustee of the TECO Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 1990 for TECO Energy, Inc.).

*10.8 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective as of April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO Energy, Inc.).

*10.9 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective as of July 15, 1998. (Exhibit 10.14, Form 10-K for 1998 of TECO Energy, Inc.).

*10.10 TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1996 of TECO Energy, Inc.).

*10.11 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).

*10.12 Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

*10.13 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.5, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.14 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

*10.15 Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

*10.16 TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1, Form 8-K dated April 16, 1997 of TECO Energy, Inc.).

*10.17 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of TECO Energy, Inc.).

*10.18 Supplemental Executive Retirement Plan for R. K. Eustace as of Jan. 15, 1997 (Exhibit 10.24, Form 10-K for 1997 of TECO Energy, Inc.).

*10.19 Supplemental Executive Retirement Plan for R. D. Fagan as of May 24, 1999 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.20 Terms of R. D. Fagan's employment, dated as of May 24, 1999 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.21 Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.22 Restricted Stock Agreement between TECO Energy, Inc. and R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

*10.23 Form of Replacement Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

*10.24 Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

*10.25 Form of Performance Shares Agreement between TECO Energy, Inc. and certain TECO Power Services Corporation officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

12.      Ratio of Earnings to Fixed Charges.

21.      Subsidiaries of the Registrant.

23.      Consent of Independent Certified Public Accountants.

24.1     Power of Attorney.

24.2     Certified copy of resolution authorizing Power of Attorney

-------------
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         Exhibits 10.1 through 10.6 and 10.8 through 10.25 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. participate.

         Certain instruments defining the rights of holders of long-term debt of TECO Energy, Inc. and its consolidated subsidiaries authorizing in each case a total amount of securities not exceeding 10 percent of total assets on a consolidated basis are not filed herewith. TECO Energy, Inc. will furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b)      REPORTS ON FORM 8-K

         The registrant filed the following reports on Form 8-K during the last quarter of 2000.

         The registrant filed a Current Report on Form 8-K dated Dec. 21, 2000 under "Item 5. Other Events", furnishing certain exhibit for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

         The registrant filed a Current Report on Form 8-K dated Dec. 18, 2000 under "Item 5. Other Events", furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

         The registrant filed a Current Report on Form 8-K dated Nov. 16, 2000 reporting under "Item 5. Other Events" announcing a TECO Power Services project in Louisiana.

         The registrant filed a Current Report on Form 8-K dated Nov. 14, 2000 reporting under "Item 5. Other Events" that TECO Power Services had formed a joint venture with Panda Energy International to build, own and operate two merchant power plants in Arkansas and Arizona.

         The registrant filed a Current Report on Form 8-K dated Oct. 30, 2000 reporting under "Item 5. Other Events" that TECO Power Services acquired GenPower's interest in two independent power projects in Arkansas and Mississippi.

The registrant filed the following reports on Form 8-K subsequent to Dec. 31, 2000.

         The registrant filed a Current Report on Form 8-K dated Feb. 8, 2001, reporting under "Item 5. Other Events" that TECO Power Services Corporation reached an agreement to purchase American Electric Power's Frontera Power Station located in South Texas.

         The registrant filed a Current Report on Form 8-K and 8-K/A dated Feb. 20, 2001, reporting under "Item 5. Other Events" to file audited financial statements together with the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended Dec. 31, 2000, 1999 and 1998.

         The registrant filed a Current Report on Form 8-K dated Mar. 6, 2001, under "Item 5. Other Events", furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2000.

                                        TECO ENERGY, INC.

                                        By: R. D. FAGAN*
                                            ---------------------------------
                                            R. D. FAGAN, Chairman of the Board,
                                            President and Chief

Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001:

Signature                          Title
---------                          -----

R. D. FAGAN*                       Chairman of the Board, President,
----------------------------       Director and Chief Executive Officer
R. D. FAGAN                        (Principal Executive Officer)


/s/ G. L. GILLETTE                 Vice President-Finance
----------------------------       and Chief Financial Officer
    G. L. GILLETTE                 (Principal Financial Officer)


S. A. MYERS*                       Vice President-Corporate Accounting and Tax
----------------------------       (Principal Accounting Officer)
S. A. MYERS


Signature                Title             Signature                 Title
---------                -----             ---------                 -----

C. D. AUSLEY*            Director          W. D. ROCKFORD*           Director
----------------------                     ----------------------
C. D. AUSLEY                               W. D. ROCKFORD

S. L. BALDWIN*           Director          W. P. SOVEY*              Director
----------------------                     ----------------------
S. L. BALDWIN                              W. P. SOVEY

H. L. CULBREATH*         Director          J. T. TOUCHTON*           Director
----------------------                     ----------------------
H. L. CULBREATH                            J. T. TOUCHTON

J. L. FERMAN, JR.*       Director          J. A. URQUHART*           Director
----------------------                     ----------------------
J. L. FERMAN, JR.                          J. A. URQUHART

L. GUINOT, JR.*          Director          J. O. WELCH, JR.*         Director
----------------------                     ----------------------
L. GUINOT, JR.                             J. O. WELCH, JR.

T. L. RANKIN*            Director
----------------------
T. L. RANKIN




*By: /s/ G. L. GILLETTE
     ------------------------------------
         G. L. GILLETTE, Attorney-in-fact

                           INDEX TO EXHIBITS

EXHIBIT                                                                    PAGE
NO.      DESCRIPTION                                                        NO.
---      -----------                                                        ---

3.1      Articles of Incorporation, as amended on April 20, 1993             *
         (Exhibit 3, Form 10-Q for the quarter ended March 31, 1993 of
         TECO Energy, Inc.).

3.2      Bylaws, as amended effective Jan. 18, 2001                         [ ]

4.1      Indenture of Mortgage among Tampa Electric Company, State           *
         Street Trust Company and First Savings & Trust Company of
         Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).

4.2      Thirteenth Supplemental Indenture dated as of Jan. 1, 1974,         *
         to Exhibit 4.1 (Exhibit 2-g-1, Registration Statement No.
         2-51204).

4.3      Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992,        *
         to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended
         Sept. 30, 1992 of TECO Energy, Inc.).

4.4      Eighteenth Supplemental Indenture, dated as of May 1, 1993,         *
         to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended
         June 30, 1993 of TECO Energy, Inc.).

4.5      Installment Purchase and Security Contract between the              *
         Hillsborough County Industrial Development Authority and
         Tampa Electric Company, dated as of March 1, 1972 (Exhibit
         4.9, Form 10-K for 1986 of TECO Energy, Inc.).

4.6      First Supplemental Installment Purchase and Security                *
         Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of TECO Energy, Inc.).

4.7      Third Supplemental Installment Purchase Contract, dated as of       *
         May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of TECO Energy,
         Inc.).

4.8      Installment Purchase Contract between the Hillsborough County       *
         Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of
         TECO Energy, Inc.).

4.9      Amendment to Exhibit A of Installment Purchase Contract,            *
         dated April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of TECO
         Energy, Inc.).

4.10     Second Supplemental Installment Purchase Contract, dated as         *
         of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of TECO
         Energy, Inc.).

4.11     Third Supplemental Installment Purchase Contract, dated as of       *
         Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of TECO
         Energy, Inc.).

4.12     Installment Purchase Contract between the Hillsborough County       *
         Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of TECO Energy, Inc.).

4.13     First Supplemental Installment Purchase Contract, dated as of       *
         Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of TECO
         Energy, Inc.).

4.14     Second Supplemental Installment Purchase Contract, dated as         *
         of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended
         June 30, 1993 of TECO Energy, Inc.).

4.15     Loan and Trust Agreement among the Hillsborough County              *
         Industrial Development Authority, Tampa Electric Company and
         NCNB National Bank of Florida, as trustee, dated as of Sept.
         24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept.
         30, 1990 for TECO Energy, Inc.).

4.16     Loan and Trust Agreement among the Hillsborough County              *
         Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of Oct.
         26, 1992 (Exhibit 4.2, Form 10-Q for the quarter ended Sept.
         30, 1992 of TECO Energy, Inc.).

4.17     Loan and Trust Agreement among the Hillsborough County              *
         Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of June
         23, 1993 (Exhibit 4.2, Form 10-Q for the quarter ended June
         30, 1993 of TECO Energy, Inc.).

4.18     Loan and Trust Agreement, dated as of Dec. 1, 1996, among the       *
         Polk County Industrial Development Authority, Tampa Electric
         Company and The Bank of New York, as trustee(Exhibit 4.22,
         Form 10-K for 1996 of TECO Energy, Inc.).

4.19     Installment Sales Agreement between the Plaquemines Port,           *
         Harbor and Terminal District (Louisiana) and Electro-Coal
         Transfer Corporation, dated as of Sept. 1, 1985 (Exhibit
         4.19, Form 10-K for 1986 of TECO Energy, Inc.)..

4.20     First Supplemental Installment Sales Agreement, between            [ ]
         Plaquemines Port, Harbor, and Terminal District (Louisiana) and Electro-Coal Transfer Corporation, dated Dec. 1, 2000.

4.21     Reimbursement Agreement between TECO Energy, Inc. and               *
         Electro-Coal Transfer Corporation dated as of March 22, 1989
         (Exhibit 4.19, Form 10-K for 1988 of TECO Energy, Inc.).

4.22     Indenture between Tampa Electric and The Bank of New York, as       *
         trustee, dated as of Jul. 1, 1998 (Exhibit 4.1, Registration Statement No. 333-55873)

4.23     First Supplemental Indenture dated as of July 15, 1998              *
         between Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.1, Form 10-Q for the quarter ended June
         30, 1998 of TECO Energy, Inc.).

4.24     Second Supplemental Indenture dated as of Aug. 15, 2000             *
         between Tampa Electric Company and The Bank of New York
         (exhibit 4.1, Form 8-K dated Aug. 22, 2000 of Tampa Electric
         Company).

4.25     Indenture between TECO Energy, Inc. and The Tank of New York,       *
         as trustee, dated as of Aug. 17, 1998 (Exhibit 4.1, Form 8-K dated Sept. 20, 2000 of TECO Energy, Inc.).

4.26     First Supplemental Indenture dated as of Sept. 1, 1998              *
         between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.1, Form 8-K dated Sept. 11, 1998 of TECO
         Energy, Inc.).

4.27     Second Supplemental Indenture dated as of Aug. 15, 2000             *
         between TECO Energy, Inc. and The Bank of New York (Exhibit
         4.1, Form 8-K dated Sept. 28, 2000 of TECO Energy, Inc.).

4.28     Third Supplemental Indenture dated as of Dec. 1, 2000 between       *
         TECO Energy, Inc. and The Bank of New York, as trustee
         (Exhibit 4.21, Form 8-K dated Dec. 21, 2000 of TECO Energy,
         Inc.).

4.29     Amended and Restated Limited Liability Company Agreement of         *
         TECO Funding Company I, LLC dated as of Dec. 1, 2000 (Exhibit
         4.24, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

4.30     Amended and Restated Trust Agreement of TECO Capital Trust I        *
         among TECO Funding Company I, LLC, The Bank of New York and
         The Bank of New York (Delaware) dated as of Dec. 1, 2000
         (Exhibit 4.22, Form 8-K dated Dec. 21, 2000 of TECO Energy,
         Inc.).

4.31     Guaranty Agreement between TECO Energy, Inc. and The Bank of        *
         New York, as trustee, dated as of Dec. 1, 2000 (Exhibit 4.25,
         Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).

4.32     Renewed Rights Agreement between TECO Energy, Inc. And              *
         BankBoston, N.A. as Rights Agent, dated as of Oct. 21, 1998
         (Exhibit 4, Form 8-K, dated as of Oct. 21, 1998 of TECO
         Energy, Inc.).

10.1     Supplemental Executive Retirement Plan for H. L. Culbreath,         *
         as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for
         1989 of TECO Energy, Inc.).

10.2     TECO Energy Group Supplemental Executive Retirement Plan, as        *
         amended and restated as of Oct. 16, 1996 (Exhibit 10.6, Form
         10-K for 1996 of TECO Energy, Inc.)

10.3     TECO Energy Group Supplemental Retirement Benefits Trust            *
         Agreement, as amended and restated as of Jan. 15, 1997
         (Exhibit 10.7, Form 10-K for 1996 of TECO Energy, Inc.).

10.4     Annual Incentive Compensation Plan for TECO Energy and              *
         subsidiaries, as revised Jan. 20, 1999. (Exhibit 10.6, Form
         10-K for 1998 of TECO Energy, Inc.).

10.5     TECO Energy Group Supplemental Disability Income Plan, dated        *
         as of March 20, 1998 (Exhibit 10.22, Form 10-K for 1988 of
         TECO Energy, Inc.).

10.6     Forms of Severance Agreement between TECO Energy, Inc. And          *
         certain officers, as amended and restated as of Oct.
         22, 1999 (Exhibit 10.7, Form 10-K for 1999 of TECO Energy,
         Inc.).

10.7     Loan and Stock Purchase Agreement between TECO Energy, Inc.         *
         And Barnett Banks Trust Company, N.A., as trustee of the TECO
         Energy Group Savings Plan Trust Agreement (Exhibit 10.3, Form
         10-Q for the quarter ended March 31, 1990 for TECO Energy,
         Inc.).

10.8     TECO Energy Directors' Deferred Compensation Plan, as amended       *
         and restated effective as of April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 for TECO
         Energy, Inc.).

10.9     TECO Energy Group Retirement Savings Excess Benefit Plan, as        *
         amended and restated effective as of July 15, 1998. (Exhibit
         10.14, Form 10-K for 1998 of TECO Energy, Inc.).

10.10    TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1,         *
         Form 10-Q for the * quarter ended March 31, 1996 of TECO
         Energy, Inc.).

10.11    Form of Nonstatutory Stock Option under the TECO Energy, Inc.       *
         1996 Equity Incentive Pan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of TECO Energy, Inc.).

10.12    Form of Amendment to Nonstatutory Stock Option, dated as of         *
         July 15, 1998, under the TECO Energy, Inc. 1996 Equity
         Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended
         Sept. 30, 1998 of TECO Energy, Inc.).

10.13    Form of Nonstatutory Stock Option under the TECO Energy, Inc.       *
         1996 Equity Incentive Plan (Exhibit 10.5, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

10.14    Form of Restricted Stock Agreement between TECO Energy, Inc.        *
         and certain officers under the TECO Energy, Inc. 1996
         Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1998 of TECO Energy, Inc.).

10.15    Form of Amendment to Restricted Stock Agreements, dated as of       *
         July 15, 1998, TECO Energy, Inc. and certain officers under the TECO Energy, Inc. between 1996 Equity Incentive Plan
         (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1998 of TECO Energy, Inc.).

10.16    TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1,          *
         Form 8-K dated April 16, 1997 of TECO Energy, Inc.).

10.17    Form of Nonstatutory Stock Option under the TECO Energy, Inc.       *
         1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of TECO Energy, Inc.).

10.18    Supplemental Executive Retirement Plan for R. K. Eustace as         *
         of Jan. 15, 1997 (Exhibit 10.24, Form 10-K for 1997 of TECO
         Energy, Inc.).

10.19    Supplemental Executive Retirement Plan for R. D. Fagan as of        *
         May 24, 1999 (Exhibit 10.1, Form 10-Q for the quarter ended
         June 30, 1999 of TECO Energy, Inc.).

10.20    Terms of R. D. Fagan's employment dated as of May 24, 1999          *
         (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1999 of TECO Energy, Inc.).

10.21    Nonstatutory Stock Option granted to R. D. Fagan, dated as of       *
         May 24, 1999 (Exhibit 10.3, Form 10-Q for the quarter ended
         June 30, 1999 of TECO Energy, Inc.).

10.22    Restricted Stock Option granted to R. D. Fagan, dated as of         *
         May 24, 1999 (Exhibit 10.4, Form 10-Q for the quarter ended
         June 30, 1999 of TECO Energy, Inc.).

10.23    Form of Replacement Performance Shares Agreement between TECO       *
         Energy, Inc. and certain officers under the TECO Energy, Inc.
         1996 Equity Incentive Plan. (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

10.24    Form of Performance Shares Agreement between TECO Energy,           *
         Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.7, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

10.25    Form of Performance Shares Agreement between TECO Energy,           *
         Inc. and certain TECO Power Services Corporation officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.
         (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 2000 of TECO Energy, Inc.).

12.      Ratio of Earnings to Fixed Charges.                                [ ]

21.      Subsidiaries of the Registrant.                                    [ ]

23.      Consent of Independent Certified Public Accountants.               [ ]

24.1     Power of Attorney.                                                 [ ]

24.2     Certified copy of resolution authorizing Power of Attorney.        [ ]


-------------
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. were filed under Commission File No. 1-8180.