Form 10-Q
period 2001-03-31
TECO ENERGY INC
filed 2001-05-14
CIK 350563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2001
                              ---------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number 1-8180
                       ------

                                TECO ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                        59-2052286
------------------------------                            ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

702 N. FRANKLIN STREET, TAMPA, FLORIDA                            33602
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]     NO  [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2001):

                     Common Stock, $1 Par Value 135,689,427

                      Index to Exhibits Appears on Page 19

                          PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and cash flows for the three- month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2001. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on pages 6 through 9 of this report.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                     (in millions, except for share amounts)

                                                             MARCH 31,      DEC. 31,
                                                               2001           2000
                                                             --------       --------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $     58.5     $     99.6
     Receivables, less allowance for uncollectibles               346.4          360.3
     Current notes receivable                                      28.0          223.1
     Inventories, at average cost
        Fuel                                                       81.3           67.3
        Materials and supplies                                     75.2           77.2
     Prepayments                                                   14.1           22.4
                                                             ----------     ----------
                                                                  603.5          849.9
                                                             ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                                4,707.6        4,523.1
        Gas                                                       639.1          632.1
     Construction work in progress                                477.8          332.2
     Other property                                             1,086.8        1,073.0
                                                             ----------     ----------
                                                                6,911.3        6,560.4
     Accumulated depreciation                                  (2,613.3)      (2,590.3)
                                                             ----------     ----------
                                                                4,298.0        3,970.1
                                                             ----------     ----------
OTHER ASSETS
     Other investments                                            202.5          191.3
     Investment in unconsolidated affiliates                      178.7          187.5
     Deferred income taxes                                        117.9          116.3
     Deferred charges and other assets                            455.4          361.1
                                                             ----------     ----------
                                                                  954.5          856.2
                                                             ----------     ----------
                                                             $  5,856.0     $  5,676.2
                                                             ==========     ==========

                           LIABILITIES AND CAPITAL

CURRENT LIABILITIES
     Long-term debt due within one year                      $    226.8     $    237.3
     Notes payable                                              1,150.3        1,208.9
     Accounts payable                                             239.8          274.8
     Customer deposits                                             83.4           82.4
     Interest accrued                                              50.4           41.9
     Taxes accrued                                                 60.9           54.5
                                                             ----------     ----------
                                                                1,811.6        1,899.8

DEFERRED INCOME TAXES                                             449.4          445.2
INVESTMENT TAX CREDITS                                             35.7           36.9
REGULATORY LIABILITY-TAX RELATED                                    8.7           10.0
OTHER DEFERRED CREDITS                                            201.6          202.8
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                 1,373.7        1,374.6

REDEEMABLE PREFERRED SECURITIES                                   200.0          200.0

COMMON EQUITY
     Common equity - 400 million shares authorized,
     $1 par value - outstanding 135,185,402 in 2001 and
     126,334,403 after deducting 7,043,000 shares in
     Treasury, at a cost of $144.7 million in 2000              1,824.3        1,559.5
     Unearned compensation                                        (49.0)         (52.6)
                                                             ----------     ----------
                                                             $  5,856.0     $  5,676.2
                                                             ==========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                (in millions, except share and per share amounts)

FOR THE THREE MONTHS ENDED MARCH 31,                  2001           2000
                                                   ---------      ---------
REVENUES                                           $     672.6    $     524.5
                                                   -----------    -----------

EXPENSES
     Operation                                           409.2          279.6
     Maintenance                                          36.8           35.9
     Depreciation                                         69.5           62.0
     Taxes, other than income                             46.2           38.9
                                                   -----------    -----------
                                                         561.7          416.4
                                                   -----------    -----------

INCOME FROM OPERATIONS                                   110.9          108.1

OTHER INCOME
     Other income, net                                     4.3            1.8
                                                   -----------    -----------

INCOME BEFORE INTEREST AND INCOME TAXES                  115.2          109.9

INTEREST EXPENSE                                          45.2           35.7
                                                   -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  70.0           74.2
Provision for income taxes                                 0.3           20.7
                                                   -----------    -----------

NET INCOME                                         $      69.7    $      53.5
                                                   ===========    ===========

Average common shares outstanding - basic                128.6          126.2
                                                   ===========    ===========
Average common shares outstanding -diluted               129.8          126.2
                                                   ===========    ===========

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
    Net income
       Basic                                       $      0.54    $      0.42
                                                   ===========    ===========
       Diluted                                     $      0.53    $      0.42
                                                   ===========    ===========

DIVIDEND PAID PER COMMON SHARE OUTSTANDING         $     0.335    $     0.325
                                                   ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (in millions)

FOR THE THREE MONTHS ENDED MARCH 31,                           2001          2000
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $    69.7     $    53.5
     Adjustments to reconcile net income to net cash
       Depreciation                                              69.5          62.0
       Deferred income taxes                                      2.4          (6.2)
       Investment tax credits, net                               (1.2)         (1.2)
       Allowance for funds used during construction              (1.1)         (0.5)
       Amortization of unearned compensation                      1.9           2.4
       Equity in earnings of unconsolidated affiliates           (3.6)         (4.1)
       Asset valuation adjustment, pretax                        11.1          --
       Deferred recovery clause                                  (7.7)          3.5
       Receivables, less allowance for uncollectibles            15.6          (1.1)
       Inventories                                              (12.1)        (27.7)
       Taxes accrued                                              6.5          37.2
       Interest accrued                                           8.5          11.7
       Accounts payable                                         (35.1)        (27.0)
       Other assets and liabilities                              11.1           4.7
                                                            ---------     ---------
                                                                135.5         107.2
                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                      (200.7)       (144.6)
     Allowance for funds used during construction                 1.1           0.5
     Purchase of business                                      (280.3)         --
     Purchase of minority interest                               --           (52.6)
     Investment in unconsolidated affiliates                      1.5          (0.1)
     Repayment of other non-current investment                  197.3          --
     Other non-current investments                              (15.2)        (19.3)
                                                            ---------     ---------
                                                               (296.3)       (216.1)
                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of dividends                                       (42.4)        (41.1)
     Common stock                                               236.9           2.5
     Purchase of treasury stock                                  --           (29.0)
     Proceeds from issuance of long-term debt                    --             6.9
     Repayment of long-term debt                                (16.2)        (32.6)
     Net increase in short-term debt                            (58.6)        126.4
                                                            ---------     ---------
                                                                119.7          33.1
                                                            ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (41.1)        (75.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 99.6          97.5
                                                            ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    58.5     $    21.7
                                                            =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. TECO Energy has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Peoples Gas System, and to limit exposure to fuel price increases at TECO Transport.

                   As of Dec. 31, 2000, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane which qualify for cash flow hedge accounting treatment under FAS 133. Upon adoption, the company reported a reduction in other comprehensive income (OCI) of $19.0 million before tax, to record the swap liability as of Jan. 1, 2001. During the first quarter of 2001, TECO Energy reclassified pretax charges of $9.6 million to earnings from OCI for swaps that matured, and recorded $9.5 million pretax reductions to the swap liability through OCI for fair market valuation adjustments on open swaps. At March 31, 2001, the swap asset balance and other comprehensive income relating to open swaps at TECO Coalbed Methane was $0.1 million before tax.

                  TECO Energy does not use derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.

B. In March 2001, TECO Power Services (TPS) acquired the Frontera Power Station located near McAllen, Texas. This 500-megawatt, natural gas-fired, combined-cycle plant, originally developed by CSW Energy
         (CSW), began commercial operation in May 2000. As a condition of the merger of Central & South West Corporation, CSW's parent company, with American Electric Power Company, Inc., The Federal Energy Regulatory Commission required CSW to divest its ownership of this facility. The total acquisition cost of $265 million is expected to consist of an equity investment of approximately $120 million with the remainder expected to be funded in the future with non-recourse debt. TECO Energy has guaranteed up to $15 million, Frontera's purchase power agreement ("PPA") with Enron for 150-megawatts of daily generation.

C. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2001 will be as follows:

                Capital Expenditures (millions):
                  Tampa Electric Company
                     Tampa Electric division                                $373
                     Peoples Gas System division                              74
                  TECO Power Services Corporation                            445
                  TECO Transport Corporation                                  44
                  TECO Coal Corporation                                       16
                  Other diversified businesses                                 7
                                                                         -------
                                                                            $959

                  TECO Energy has $99 million of guarantees and letters of credit in place to support operations and construction for various TPS projects and other subsidiary operations. In addition, TECO Energy is guaranteeing an equity bridge facility for the construction of the Gila River and El Dorado projects. At March 31, 2001, $415 million has been drawn on this facility.

                  Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet, and are not expected to have a significant impact on customer prices.

D.                On March 12, 2001, the company completed a public offering of
         8.625 million common shares at $27.75 per share, 7.043 million of which were reissued from Treasury shares which had been repurchased under the Company's stock repurchase program at a cost of $144.7 million. The sale of these shares resulted in net proceeds to the company of approximately $232 million, which were used primarily to reduce the commercial paper balances of TECO Energy's finance subsidiary and for general corporate purposes.

E. On April 5, 2001, Electro-Coal Transfer, L.L.C., a wholly-owned subsidiary of TECO Transport, converted $110.6 million of tax-exempt debt related to its docks and wharfs from commercial paper mode to a fixed rate mode with a coupon rate of 5.0%. These securities, which mature in 2007, are guaranteed by TECO Energy.

F. On May 1, 2001, TECO Energy issued $400 million principal amount of 7.20% notes due May 1, 2011 ("the Notes"). The Notes are redeemable at the option of TECO Energy, in whole or in part from time to time, at a redemption price equal to the greater of 100% of the principal amount of the Notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes then outstanding to be redeemed. Net proceeds to TECO Energy were 99.083% of the principal amount. Proceeds from the Notes issuance were used to repay short-term debt and for general corporate purposes.

G. First quarter 2001 results included pretax charges to adjust asset valuations totaling $11.1 million. The adjustments included a $6.1 million after-tax adjustment ($9.3 million pretax) related to TPS' minority interests in smaller international projects, and a $1.1 million after-tax adjustment ($1.8 million pretax) to adjust the carrying value of leveraged leases at TECO Investments.

H. The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted below. The non-conventional fuels tax credits are generated on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration that could impact the qualification of Section 29 synthetic fuel tax credits. The full-year estimate of the non-conventional fuels tax credits for 2001 is approximately $92 million.

          THREE MONTHS ENDED MARCH 31,
          (in millions)                                         2001           2000
                                                             ---------      ---------
          Net income                                         $    69.7      $    53.5
          Total income tax provision                               0.3           20.7
                                                             ---------      ---------
          Net income before income taxes                     $    70.0      $    74.2
                                                             =========      =========

          Income taxes on above at federal
            statutory rate of 35%                            $    24.5      $    26.0
          Increase (Decrease) due to:
            State income tax, net of federal income tax            2.5            2.1
            Amortization of investment tax credits                (1.2)          (1.2)
            Non-conventional fuels tax credit                    (22.9)          (4.2)
            Permanent reinvestment for foreign income             (2.3)          (2.7)
            Other                                                 (0.3)           0.7
                                                             ---------      ---------
          Total income tax provision                         $     0.3      $    20.7
                                                             =========      =========

          Provision for income taxes as a percent of
            Net income before income taxes                         0.4%          27.9%
                                                             =========      =========

I. The reconciliation of basic and diluted earnings per share is shown below:

          THREE MONTHS ENDED MARCH 31,                            2001           2000
          (In millions, except per share amounts)             ----------     ----------
          NUMERATOR (BASIC AND DILUTED)
          Net income                                          $     69.7     $     53.5

          DENOMINATOR
          Average number of shares outstanding - basic             128.6          126.2
          Plus: incremental shares for assumed
           conversions: Stock options and Contingent
           Performance Shares at end of period                       4.7            0.4
          Less: Treasury shares which could be purchased            (3.5)          (0.4)
                                                              ----------     ----------
          Average number of shares outstanding - diluted           129.8          126.2
                                                              ==========     ==========

          EARNINGS PER SHARE
            Basic                                             $     0.54     $     0.42
                                                              ==========     ==========
            Diluted                                           $     0.53     $     0.42
                                                              ==========     ==========

J. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

         CONTRIBUTIONS BY BUSINESS SEGMENT (in millions)

                                                 REVENUES(1)  NET INCOME(1)(2)
                                                  --------       -------
          THREE MONTHS ENDED MARCH 31, 2001
          Tampa Electric Company
               Tampa Electric division (3)        $  336.0       $  30.5
               Peoples Gas System division           134.1          10.5
                                                  --------       -------
                                                     470.1          41.0
            TECO Power Services (4) (5)               69.5           2.5
            TECO Transport (6)                        71.9           8.4
            TECO Coal                                 77.4          14.0
            Other diversified businesses (7)          53.8          11.3
                                                  --------       -------
                                                     742.7          77.2
          Other and eliminations                     (70.1)         (7.5)
                                                  --------       -------
          TECO Energy consolidated                $  672.6       $  69.7
                                                  ========       =======

                                                                   NET INCOME
                                                                    INCLUDING          NET INCOME
                                                                    ALLOCATED         AS PREVIOUSLY
                                                    REVENUES(1)  FINANCE COSTS(1)(2)    REPORTED (1)
                                                    --------     -------------        -------------
          THREE MONTHS ENDED MARCH 31, 2000
          Tampa Electric Company
               Tampa Electric division (3)           $  292.6        $  28.6              $  28.6
               Peoples Gas System division               86.6            8.5                  8.5
                                                     --------        -------              -------
                                                        379.2           37.1                 37.1
            TECO Power Services (4) (5)                  41.7            7.3                  9.6
            TECO Transport (6)                           66.4            8.0                  7.9
            TECO Coal                                    50.9            0.5                  1.4
            Other diversified businesses (7)             35.8            6.1                  6.8
                                                     --------        -------              -------
                                                        574.0           59.0                 62.8
          Other and eliminations                        (49.5)          (5.5)                (9.3)
                                                     --------        -------              -------
          TECO Energy consolidated                   $  524.5        $  53.5              $  53.5
                                                     ========        =======              =======

         (1)      From continuing operations.
         (2) Beginning in 2001, segment net income is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been recast to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for the three- months ended March 31, 2001 and 2000, respectively.
         (3) Revenues from sales to affiliates were $10.1 million and $5.4 million respectively, for the three months ended March 31, 2001 and 2000.
         (4) Revenues from sales to affiliates were $21.3 million and $9.0 million respectively, for the three months ended March 31, 2001 and 2000.
         (5) Net income for the three months ended March 31, 2001 includes a $6.1 million after-tax reserve for an asset valuation adjustment related to its minority interests in smaller international projects.
         (6) Revenues from sales to affiliates were $33.3 million and $35.0 million respectively, for the three months ended March 31, 2000 and 2000.
         (7) Revenues from sales to affiliates were $5.3 million and $0.1 million respectively, for the three months ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System as well as the margins at TECO Coalbed Methane and TECO Coal; authorizations from the FERC and energy price changes affecting TECO Power Services' merchant plants; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TECO Power Services' (TPS) ability to successfully develop, construct, finance and operate its projects on schedule and within budget; TECO Energy's ability to find and successfully implement attractive investments in unregulated businesses; interest rates and other factors that could impact TECO Energy's ability to obtain access to sufficient capital on satisfactory terms; and TECO Coal's ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which credits could be impacted by changes in tax law or interpretive action. Some of these factors are discussed more fully under "Investment Considerations" in the company's Annual Report on Form 10-K for the year ended Dec. 31, 2000, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001:

         First quarter earnings were $.54 per share, up 29 percent from $.42 per share in 2000. Net income for the quarter ended March 31, 2001 was $69.7 million, 30 percent higher than the $53.5 million recorded for the same period in 2000. Results for the quarter relative to last year reflected the continued strong customer growth and favorable weather in the core electric and gas business; contributions from TPS' Commonwealth Chesapeake Plant and Guatemalan operations offset by a $6.1 million after-tax reserve for an asset valuation adjustment related to TPS' minority interests in smaller international projects; continued strong U.S. Government grain and northbound river shipments at TECO Transport; increased U.S. conventional coal production and sales, and the addition of synthetic fuel production at TECO Coal resulting in higher tax credits; higher realized gas prices at TECO Coalbed Methane; and a greater contribution from TECO Propane Ventures.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's net income for the first quarter was $30.5 million, compared with $28.6 million for the same period in 2000. The company showed improved results from retail energy sales growth of 11 percent driven by continued customer growth of almost 3 percent and favorable winter weather in 2001. Base revenues increased by $10.5 million as a result of favorable weather. The increased revenues were somewhat offset by higher operation and maintenance expense due to increased spending on generation assets and an increase in reliability reserve requirements, and higher depreciation due to normal plant growth. A summary of the operating statistics for the three months ended March 31, 2001 and 2000 follows:

                                                 OPERATING REVENUES                              KILOWATT-HOUR SALES
(in millions, except average customers)     --------------------------------         ----------------------------------
THREE MONTHS ENDED MARCH 31,                  2001         2000       CHANGE           2001         2000         CHANGE
                                            -------      -------      ------          -------      -------       ------
Residential                                 $158.6       $131.8        20.3%          1,878.8      1,592.3        18.0%
Commercial                                    91.8         82.7        11.0%          1,304.4      1,225.4         6.4%
Industrial - Phosphate                        16.3         14.2        15.0%            343.1        334.8         2.5%
Industrial - Other                            15.6         14.4         8.3%            271.1        258.9         4.7%
Other sales of electricity                    23.2         21.4         8.4%            313.9        302.3         3.8%
Deferred and other revenues                   (6.9)        (2.0)        --                 --           --         --
                                            ------       ------                       -------      -------
                                             298.6        262.5        13.7%          4,111.3      3,713.7        10.7%
Sales for resale                              27.5         22.1        24.4%            629.1        514.8        22.2%
Other operating revenue                        9.9          8.0        24.0%               --           --         --
                                            ------       ------                       -------      -------
                                            $336.0       $292.6        14.8%          4,740.4      4,228.5        12.1%
                                            ======       ======                       =======      =======
Average customers (Thousands)                572.1        556.3         2.8%
                                            ======       ======
System Net Input (Kilowatt hours)                                                     4,114.1      3,855.2         6.7%
                                                                                      =======      =======

TAMPA ELECTRIC COMPANY - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Peoples Gas System (PGS) reported net income for the quarter of $10.5 million, compared with $8.5 million for the same period last year. Quarterly results reflected strong customer growth of more than 4 percent and higher residential and commercial sales as a result of favorable winter weather this year, which increased net revenue by $1.5 million. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for these customers who have the ability to switch to alternate fuels or alter consumption patterns. Operating expenses were level with last year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the three months ended March 31, 2001 and 2000 is below:

                                                  OPERATING REVENUES                                  THERMS
(in millions, except average customers)     --------------------------------             --------------------------------
THREE MONTHS ENDED MARCH 31,                  2001        2000        CHANGE               2001        2000        CHANGE
                                            -------     -------       ------             -------     -------       ------
BY CUSTOMER SEGMENT:
Residential                                 $ 41.8      $  25.4        64.4%              27.5        23.9        15.1%
Commercial                                    67.5         38.4        76.0%              90.8        84.4         7.7%
Industrial                                     3.9          3.5        12.0%              62.0        80.1       -22.5%
Off system sales                               4.4          9.2       -52.2%               6.6        30.2       -78.1%
Power generation                               2.9          2.5        16.0%              78.0       102.4       -23.8%
Other revenues                                13.6          7.6        78.9%                --          --         --
                                            ------      -------                         ------      ------
                                            $134.1      $  86.6        54.9%             264.9       321.0       -17.4%
                                            ======      =======                         ======      ======

BY SALES TYPE:
System supply                               $105.0      $  66.1        59.0%              82.0       103.9       -21.0%
Transportation                                15.5         12.9        20.2%             182.9       217.1       -15.7%
Other revenues                                13.6          7.6        78.9%                --          --         --
                                            ------      -------                         ------      ------
                                            $134.1      $  86.6        54.9%             264.9       321.0       -17.4%
                                            ======      =======                         ======      ======

Average customers (Thousands)                266.3        255.6         4.2%
                                            ======      =======

DIVERSIFIED COMPANIES - OPERATING RESULTS

         Beginning in 2001, net income for the diversified companies is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been recast to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for the three-months ended March 31, 2001 and 2000, respectively.

         TECO POWER SERVICES' (TPS) net income in the first quarter was $2.5 million, after the effect of the $6.1 million asset value adjustment, compared with $7.3 million last year. Results for the quarter reflected contributions from the operation of the Commonwealth Chesapeake Station and increased usage of the San Jose Power Station in Guatemala, offset by increased financing costs. The Commonwealth Chesapeake Station began commercial operation in the second half of 2000 and is normally used for summer peak loads, but a special need for power in the Pennsylvania/New Jersey/Maryland (PJM) market due to transmission constraints allowed the plant to run a significant amount this winter. The asset valuation adjustment related to TPS' minority interests in smaller international projects.

         TECO TRANSPORT reported net income of $8.4 million in the first quarter, compared with $8.0 million for the same period last year which included approximately $1.5 million associated with the disposition of equipment in 2000.

 Higher grain shipments to Puerto Rico, continued strong government grain shipments and higher northbound river volumes more than offset the effects of lower shipments for Tampa Electric.

         TECO COAL achieved net income of $14.0 million in the first quarter, up from $0.5 million last year. These results included increased conventional coal production from the Perry County Coal operations that were acquired late last year and synthetic fuel facilities that were not in operation in last year's first quarter and which generated tax credits.

         TECO Energy's other unregulated companies recorded combined net income of $11.3 million in the first quarter, compared to $6.1 million for the same period in 2000. For the quarter, TECO Coalbed Methane achieved higher earnings, as higher gas prices more than offset the impact of normal production declines. TECO Propane Ventures benefited from the combination with Heritage Propane and colder winter weather.

NON-OPERATING ITEMS

         Allowance for funds used during construction (AFUDC) was $1.1 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion programs.

         Total interest charges were $45.2 million for the three months ended March 31, 2001 compared to $35.7 million for the same period in 2000. Financing costs were higher for the quarter, reflecting higher borrowing levels primarily associated with the expansion of the independent power business. Beginning in the first quarter of 2001, financing costs were allocated to the respective operating subsidiaries by TECO Energy. Segment results for 2001 reflect these allocated financing costs. The prior period has been revised to reflect net income had the financing costs been similarly allocated.

         The effective income tax rate on net income from continuing operations for the three-month period ended March 31, 2001 was 0.4 percent compared to 27.9 percent last year. The rate for the first quarter of 2001 primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the three months ended March 31, 2001, these tax credits at TECO Coal and TECO Coalbed Methane totaled $18.8 million and $4.1 million, respectively, compared to $4.2 million at TECO Coalbed Methane for the same quarter last year. (See Note H on page 8.)

OUTLOOK

         For 2001, TECO Energy expects earnings to increase 15 percent above last year's $1.99 per share. This forecast is based on the strong first quarter results and several other factors discussed below. TECO Power Services expects increased earnings from the addition of the Frontera Power Station, a full year of operations at the Hamakua Station and the Hardee Station combustion turbine addition, and the second phase of the Commonwealth Chesapeake Power Station which is expected to enter commercial service in June. Customer growth and related increased energy sales and investment in facilities to serve the growing customer base are expected to produce improved results at the regulated Florida utilities. The company expects to benefit from the continued strength in commodity natural gas prices at TECO Coalbed Methane. Improvements in metallurgical coal prices sold to European customers and higher synthetic coal production are expected to increase net income at TECO Coal.

         As previously reported, during the fourth quarter of 2000, the U.S. Treasury suspended advance rulings by the Internal Revenue Service with respect to synthetic fuel production facilities to permit the Treasury and the Service to review specified legal issues regarding the application of this credit. On April 20, 2001, the Internal Revenue Service issued Revenue Procedure 2001-30 in which the Service announced its decision to resume the issuance of private letter rulings relating to Section 29 tax credits for synthetic fuel production if certain conditions are met. On May 4, 2001, the Service issued Revenue Procedure 2001-34 which modified Revenue Procedure 2001-30, clarifying certain criteria needed to request a ruling. TECO Coal views the results of the two revenue procedures to be positive and consistent with TECO Coal's practices.

         With the publication of the two revenue procedures, TECO Coal will move forward with its request for a private letter ruling regarding its synthetic coal production facilities, which TECO Coal believes operate in compliance with the requirements for tax credits under Section 29 of the Internal Revenue Code. By obtaining a ruling, TECO Coal's position would be strenghtened if later challenged by the IRS during an audit.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         Cash from operations was $135.5 million for the quarter, compared with $107.2 million in 2000. Cash outflow for investing activities was $296.3 million compared with $216.1 million last year, and cash from financing activities was $119.7 million compared with $33.1 million last year.

         Since December 31, 2000, construction work in progress increased $146 million due primarily to Tampa Electric's Bayside project and TPS' Dell, McAdams and Commonwealth Chesapeake Phase II projects. Notes receivable decreased $212 million primarily due to the repayment of the Panda note receivable when the equity bridge financing closed in early March 2001. At March 31, 2001, $415 million was drawn on this $500 million facility. Deferred charges and other assets increased by $94 million, due primarily to goodwill increases for the Frontera and GenPower projects at TPS.

         As discussed in Note B on page 6, in March 2001, TPS acquired the Frontera Power Station located near McAllen, Texas. The total acquisition cost of $265 million is expected to consist of an expected equity investment of approximately $120 million. The remainder is expected to be funded in the fourth quarter of 2001 with non-recourse debt.

         As discussed in Note D on page 7, on March 12, 2001, the company completed a public offering of 8.625 million common shares at $27.75 per share,
7.043 million of which were reissued from Treasury shares which had been repurchased under the Company's stock repurchase program at a cost of $144.7 million. The sale of these shares resulted in net proceeds to the company of approximately $232 million, which were used primarily to reduce the commercial paper balances of TECO Energy's finance subsidiary and for general corporate purposes. The company expects to issue additional common equity and/or hybrid securities no later than the 2002 to 2003 period to support the TECO Energy equity contributions at commercial operation of the TECO Power Services' projects.

         On April 5, 2001, Electro-Coal Transfer, L.L.C. converted $110.6 million of tax-exempt debt related to its docks and wharfs, which mature in 2007, from commercial paper mode to a fixed rate mode with a coupon rate of 5.0%. (See Note E on page 7.)

         As discussed in Note F on page 7, on May 1, 2001, TECO Energy issued $400 million principal amount of 7.20% Notes due May 1, 2011. The Notes are redeemable, at the option of TECO Energy, in whole or in part from time to time. Net proceeds to TECO Energy were 99.083% of the principal amount. Proceeds from the issuance were used to repay short-term debt and for general corporate purposes.

         TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments, excluding the TPS projects announced in 2000 and 2001, and to fund its working capital deficit. TPS expects to finance the construction of these projects with approximately 60-percent non-recourse debt. The balance of construction will be funded with equity contributions from TECO Energy or recourse equity bridge financing, to be repaid at or before commercial operation with a combination of TECO Energy debt, equity or hybrid securities. A syndicated bank financing for the El Dorado and Gila River projects is expected to close in the second quarter of 2001 and consist of a non-recourse construction facility of $1.675 billion and a $400-500 million recourse debt. TECO Energy expects to repay the recourse debt in four equal installments upon commercial operation of major project phases and, commencing in late 2001, to make prorata equity contributions to the project during construction. The company expects that the non-recourse facility will have a final maturity of five years and will be refinanced in the capital markets prior to its maturity.

         Fitch, Inc. and Standard & Poor's, in July 2000 and October 2000, respectively, lowered the ratings on the debt securities of TECO Energy and Tampa Electric. Each rating agency indicated that the rating outlook remained negative. On March 27, 2001, Moody's Investor Services, Inc. lowered the long-term ratings on the debt securities of TECO Energy and Tampa Electric, and lowered the short-term rating of TECO Finance to P-2 from P-1. The ratings actions were attributed to increased debt levels and the changing risk profile associated with the expansion at TPS, as well as the required capital outlays of Tampa Electric and the uncertainties related to industry restructuring. These downgrades and any further downgrades, may affect the company's ability to borrow and increase its financing costs which may decrease earnings.

CREDIT RATINGS/SENIOR DEBT (as of March 28, 2001)

                                            MOODY'S           STANDARD & POOR'S            FITCH
                                            -------           -----------------            -----
         TAMPA ELECTRIC
            Senior Secured                     Aa3                    A                     AA
            Senior Unsecured                   A1                     A                     AA-

         TECO ENERGY                           A3                     A-                    A

RECENT DEVELOPMENTS

         As previously disclosed, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively "Applicants"), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to the FERC an application to form a regional transmission organization ("RTO") to be known as GridFlorida. On March 28, 2001, FERC issued a comprehensive order provisionally approving the GridFlorida proposal, subject to certain compliance items that Applicants will address in a May 14, 2001 status report, and in a May 29, 2001 compliance filing. The Applicants expect to make additional filings later in 2001 in order to fully implement their proposal on transmission pricing and market design.

ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires TECO Energy to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. See Note A on page 6 for a full discussion of the impacts to TECO Energy.

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

         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at March 31, 2001.

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

         As TECO Power Services continues its implementation of unregulated generation projects such as Commonwealth Chesapeake, Dell, McAdams, El Dorado Gila River and Frontera, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices.

         From time to time, TECO Energy or its affiliates may enter into futures, swaps and options contracts to hedge the selling price for physical production at TECO Coalbed Methane, to limit exposure to gas price increases at the regulated natural gas utility, to limit exposure to fuel price increases at TECO Transport or to limit exposure to electricity, capacity and fuel price fluctuations at TPS.

         TECO Energy and its affiliates do not use derivatives or other financial products for speculative purposes.

                           PART II. OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 18, 2001, the shareholders of TECO Energy, Inc. elected four directors and approved an amendment to the Corporation's 1996 Equity Incentive Plan to make available for grant an additional 6,300,000 shares.

                                                   VOTES CAST       VOTES CAST                         BROKER
                                                       FOR           AGAINST        ABSTENTIONS        NON-VOTES
                                                   ----------       ----------      -----------        ---------
         Election of Directors
         T. L. Rankin                              97,439,922          980,199
         W. D. Rockford                            97,458,279          961,842
         J. T. Touchton                            97,424,998          995,122
         J. A. Urquhart                            97,319,075        1,101,046

         Amendment to Corporation's
           1996 Equity Incentive Plan to
           make available for grant an
           additional 6,300,000 shares             74,231,760       22,503,485        1,684,866               10

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

         10.1 TECO Energy, Inc. 1996 Equity Incentive Plan, as amended April 18, 2001.

         12      Ratio of earnings to fixed charges

         (b)     REPORTS ON FORM 8-K

                 The registrant filed a Current Report on Form 8-K dated Feb. 8, 2001, reporting under "Item 5. OTHER EVENTS" that TECO Power Services Corporation reached an agreement to purchase American Electric Power's Frontera Power Station located in South Texas.

                 The registrant filed a Current Report on Form 8-K and 8-K/A dated Feb. 20, 2001, under "Item 5. OTHER EVENTS" to file audited financial statements together with the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended Dec. 31, 2000, 1999 and 1998.

                 The registrant filed a Current Report on Form 8-K dated Mar. 6, 2001, under "Item 5. OTHER EVENTS", furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

                 The registrant filed a Current Report on Form 8-K dated April 5, 2001, reporting under "Item 5. OTHER EVENTS" that Electro-Coal Transfer, L.L.C., an indirect, wholly owned subsidiary of TECO Energy, Inc. converted from a commercial paper interest rate mode to a fixed interest rate mode, $110,600,000 principal amount of the Company's Plaquemines Port, Harbor and Terminal District (Louisiana) Marine Terminal Facilities Revenue Refunding Bonds Series 1998 A, B, C and D.

                 The registrant filed a Current Report on Form 8-K dated April 18, 2001, under "Item 5. OTHER EVENTS" reporting on TECO Energy, Inc.'s financial results for the first quarter of 2001 and announcing a dividend increase.

                 The registrant filed a Current Report on Form 8-K dated April 26, 2001, reporting under "Item 5. OTHER EVENTS" that TECO Energy, Inc. had entered into an Underwriting Agreement with Chase Securities Inc., BNY Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Equitable Securities Corporation (collectively, the "Underwriters") for the sale to the Underwriters of $400 million principal amount of 7.20% Notes due 2011.

                 The registrant filed a Current Report on Form 8-K dated May 1, 2001, under "Item 5. OTHER EVENTS" furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TECO ENERGY, INC.
                                      ------------------------------------------
                                                    (Registrant)




Date:    May 14, 2001                 *By: /s/ G. L. GILLETTE
                                           --------------------------------
                                               G. L. GILLETTE
                                           Senior Vice President - Finance
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION OF EXHIBITS
-----------         -----------------------

   10.1             TECO Energy, Inc. 1996 Equity Incentive Plan, as amended
                    April 18, 2001.

     12             Ratio of earnings to fixed charges