Form 10-Q
period 2001-06-30
TECO ENERGY INC
filed 2001-08-13
CIK 350563

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
       EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                              ---------------------------

                                      OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES     X        NO   ___
                                 -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2001):
                   Common Stock, $1 Par Value     135,928,114


                     Index to Exhibits Appears on Page 25

                                                                       FORM 10-Q


                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1.   Condensed Financial Statements
          ------------------------------

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and cash flows for the three-and six- month periods ended June 30, 2001 and 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2001. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on pages 7 through 14 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   unaudited
                    (in millions, except for share amounts)

                                                                      June 30,   Dec. 31,
                                                                        2001         2000
                                                                    ----------  ---------
                           Assets
Current assets
  Cash and cash equivalents                                          $    73.5  $     99.6
  Receivables, less allowance for uncollectibles                         352.7       360.3
  Current notes receivable                                                  --       223.1
  Inventories, at average cost
    Fuel                                                                 107.8        67.3
    Materials and supplies                                                81.5        77.2
  Prepayments                                                             21.8        22.4
                                                                     ---------  ----------
                                                                         637.3       849.9
                                                                     ---------  ----------
Property, plant and equipment, at original cost
  Utility plant in service
    Electric                                                           4,775.6     4,523.1
    Gas                                                                  649.6       632.1
  Construction work in progress                                          576.8       332.2
  Other property                                                       1,097.3     1,073.0
                                                                     ---------  ----------
                                                                       7,099.3     6,560.4
  Accumulated depreciation                                            (2,658.0)   (2,590.3)
                                                                     ---------  ----------
                                                                       4,441.3     3,970.1
                                                                     ---------  ----------
Other assets
  Other investments                                                      198.5       191.3
  Investment in unconsolidated affiliates                                147.4       187.5
  Deferred income taxes                                                  123.3       116.3
  Deferred charges and other assets                                      434.7       361.1
                                                                     ---------  ----------
                                                                         903.9       856.2
                                                                     ---------  ----------
                                                                     $ 5,982.5  $  5,676.2
                                                                     =========  ==========
                   Liabilities and Capital
Current liabilities
  Long-term debt due within one year                                 $   626.9  $    237.3
  Notes payable                                                          220.9     1,208.9
  Accounts payable                                                       231.2       274.8
  Customer deposits                                                       83.8        82.4
  Interest accrued                                                        37.9        41.9
  Taxes accrued                                                          104.8        54.5
                                                                     ---------  ----------
                                                                       1,305.5     1,899.8

Deferred income taxes                                                    389.5       445.2
Investment tax credits                                                    34.8        36.9
Regulatory liability-tax related                                           6.9        10.0
Other deferred credits                                                   213.3       202.8
Long-term debt, less amount due within one year                        2,016.5     1,374.6

Redeemable preferred securities                                          200.0       200.0

Common equity
  Common equity - 400 million shares authorized,
  $1 par value - outstanding 135,921,394 in 2001,
  and 126,334,403 after deducting 7,043,000 shares in
  Treasury, at a cost of $144.7 million in 2000.                       1,868.1     1,559.5
  Unearned compensation                                                  (52.1)      (52.6)
                                                                     ---------  ----------
                                                                     $ 5,982.5  $  5,676.2
                                                                     =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
               (in millions, except share and per share amounts)

For the three months ended June 30,                          2001      2000
                                                           ------    ------
Revenues                                                   $641.8    $559.5
                                                           ------    ------

Expenses
   Operation                                                381.4     314.2
   Maintenance                                               37.5      43.7
   Depreciation                                              73.1      64.0
   Taxes, other than income                                  43.9      37.9
                                                           ------    ------
                                                            535.9     459.8
                                                           ------    ------

Income from operations                                      105.9      99.7

Other income
   Allowance for other funds used during construction         1.3       0.7
   Other income, net                                         13.5       5.1
                                                           ------    ------
                                                             14.8       5.8
                                                           ------    ------

Income before interest and income taxes                     120.7     105.5

Interest expense
   Allowance for borrowed funds used during construction     (0.5)     (0.2)
   Other interest expense                                    46.8      39.5
                                                           ------    ------
                                                             46.3      39.3
                                                           ------    ------

Income before provision for income taxes                     74.4      66.2
Provision for income taxes                                    2.5       8.7
                                                           ------    ------

Net Income                                                 $ 71.9    $ 57.5
                                                           ======    ======


Average common shares outstanding - basic                   135.7     125.3
                                                           ======    ======
Average common shares outstanding - diluted                 136.9     125.4
                                                           ======    ======

Earnings per average common share outstanding
  Net income
   Basic                                                   $ 0.53    $ 0.46
                                                           ======    ======
   Diluted                                                 $ 0.52    $ 0.46
                                                           ======    ======

Dividend paid per common share outstanding                 $0.345    $0.335
                                                           ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
               (in millions, except share and per share amounts)

For the six months ended June 30,                              2001        2000
                                                           --------    --------
Revenues                                                   $1,314.4    $1,084.0
                                                           --------    --------

Expenses
   Operation                                                  790.6       593.8
   Maintenance                                                 74.3        79.6
   Depreciation                                               142.6       126.0
   Taxes, other than income                                    90.1        76.8
                                                           --------    --------
                                                            1,097.6       876.2
                                                           --------    --------

Income from operations                                        216.8       207.8

Other income
   Allowance for other funds used during construction           2.1         1.0
   Other income, net                                           17.0         6.6
                                                           --------    --------
                                                               92.3         7.6
                                                           --------    --------

Income before interest and income taxes                       235.9       215.4

Interest expense
   Allowance for borrowed funds used during construction       (0.8)       (0.4)
   Other interest expense                                      92.3        75.4
                                                           --------    --------
                                                               91.5        75.0
                                                           --------    --------

Income before provision for income taxes                      144.4       140.4
Provision for income taxes                                      2.8        29.4
                                                           --------    --------

Net Income                                                 $  141.6    $  111.0
                                                           ========    ========


Average common shares outstanding - basic                     131.7       125.8
                                                           ========    ========
Average common shares outstanding -diluted                    132.9       125.9
                                                           ========    ========

Earnings per average common share outstanding
  Net income
   Basic                                                   $   1.07    $   0.88
                                                           ========    ========
   Diluted                                                 $   1.06    $   0.88
                                                           ========    ========

Dividend paid per common share outstanding                 $  0.680    $  0.660
                                                           ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   unaudited
                                 (in millions)

For the six months ended June 30,                           2001      2000
                                                        --------   -------
Cash flows from operating activities
Net income                                              $  141.6   $ 111.0
  Adjustments to reconcile net income to net cash
    Depreciation                                           142.6     126.0
    Deferred income taxes                                  (30.0)     (6.5)
    Investment tax credits, net                             (2.1)     (2.5)
    Allowance for funds used during construction            (2.9)     (1.4)
    Amortization of unearned compensation                    5.7       4.8
    Equity in earnings of unconsolidated affiliates         (1.5)     (3.9)
    Asset valuation adjustment, pretax                      11.1        --
    Deferred recovery clause                               (25.0)     (3.2)
    Receivables, less allowance for uncollectibles           7.5     (41.0)
    Inventories                                            (44.8)    (30.9)
    Taxes accrued                                           49.7      35.5
    Interest accrued                                        (4.0)      8.3
    Accounts payable                                       (43.7)    (17.2)
    Other assets and liabilities                            28.4      16.0
                                                        --------   -------
                                                           232.6     195.0
                                                        --------   -------
Cash flows from investing activities
  Capital expenditures                                    (430.3)   (316.6)
  Allowance for funds used during construction               2.9       1.4
  Purchase of business                                    (280.3)       --
  Purchase of minority interest                               --     (52.6)
  Investment in unconsolidated affiliates                   33.3      (1.2)
  Repayment of other non-current investment                220.3        --
  Other non-current investments                             (6.0)    (18.6)
                                                        --------   -------
                                                          (460.1)   (387.6)
                                                        --------   -------
Cash flows from financing activities
  Payment of dividends                                     (89.2)    (83.1)
  Common stock                                             249.5       5.1
  Purchase of treasury stock                                  --     (29.9)
  Proceeds from issuance of long-term debt               1,048.9       8.7
  Repayment of long-term debt                              (19.8)   (130.7)
  Net increase (decrease) in short-term debt              (988.0)    352.7
                                                        --------   -------
                                                           201.4     122.8
                                                        --------   -------

Net increase (decrease) in cash and cash equivalents       (26.1)    (69.8)
Cash and cash equivalents at beginning of period            99.6      97.5
                                                        --------   -------
Cash and cash equivalents at end of period              $   73.5   $  27.7
                                                        ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


A. FAS 130, Reporting Comprehensive Income requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three months ended June 30, 2001, the company reported $0.1 million of comprehensive income related to FAS 133 as discussed in Note B. There were no components of comprehensive income other than net income for the six months ended June 30, 2001 and 2000. The company has reported accumulated other comprehensive income (OCI) after tax in Common Equity.

B. TECO Energy adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. TECO Energy has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Peoples Gas System (PGS), and to limit exposure to fuel price increases at TECO Transport.

          As of Dec. 31, 2000, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane which qualify for cash flow hedge accounting treatment under FAS 133. Upon adoption, the company reported a reduction in other comprehensive income
     (OCI) of $19.0 million before tax, to record the swap liability as of Jan. 1, 2001. During the quarter ended June 30, 2001, TECO Energy reclassified pretax gains of $1.2 million to earnings from OCI for swaps that matured, and recorded pretax increases to the swap asset through OCI for the fair market valuation adjustments on open swaps of $1.1 million. For the six months ended June 30, 2001, TECO Energy recorded pretax losses to earnings from OCI totaling $8.4 million, and reversed $10.6 million of the swap liability against OCI for fair market valuation adjustments. At June 30, 2001, there were no open swap contracts at TECO Coalbed Methane.

          TECO Energy does not use derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.

C. In March 2001, TECO Power Services (TPS) acquired the Frontera Power Station located near McAllen, Texas, accounting for the transaction using the purchase method of accounting. This 477-megawatt, natural gas-fired, combined-cycle plant, originally developed by CSW Energy (CSW), began commercial operation in May 2000. As a condition of the merger of Central & South West Corporation, CSW's parent company, with American Electric Power Company, Inc., the Federal Energy Regulatory Commission required CSW to divest its ownership of this facility. The total cost of the acquisition was $265.3 million. Goodwill of $70.4 million, representing the excess of purchase price over the fair market value of assets acquired was recorded, and is currently being amortized on a straight-line basis over 40 years until the requirements of FAS 141 become effective on Jan. 1, 2002. (See Note N) Frontera's power purchase agreement to supply power to Enron is guaranteed by TECO Energy for up to $15 million.

D. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2001 will be as follows:

        Capital Expenditures (millions):
            Tampa Electric Company
               Tampa Electric division                           $  373
               Peoples Gas System division                           74
            TECO Power Services Corporation                         498
            TECO Transport Corporation                               32
            TECO Coal Corporation                                    16
            Other unregulated businesses                              7
                                                                 ------
                                                                 $1,000
                                                                 ======

        Investment in Unconsolidated Affiliates                  $   59
                                                                 ======
        Other Investments                                        $   54
                                                                 ======

          TECO Energy has $174 million of guarantees and letters of credit in place primarily to support operations and construction for various TPS projects and other subsidiary operations. In addition, TECO Energy is guaranteeing $500 million in equity bridge facilities for the construction of the Gila River and Union Power (formerly El Dorado) projects. The balance of construction costs of up to approximately $657 million for these projects will be funded with required equity contributions from the joint venture, which TECO Energy has guaranteed to make. TECO Energy's guarantees of the equity bridge loans and the additional equity contributions, and for certain additional undertakings relating to compliance by the Gila River project with certain environmental requirements, contain customary covenants, as well as two financial covenants. Under the guarantees, TECO Energy's consolidated debt to capital (as defined in the guarantees) must not exceed 65% as of the end of each quarter, and its twelve months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). At June 30, 2001, debt to capital was 61.0% and interest coverage was 4.2 times.

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

E. On March 12, 2001, the company completed a public offering of 8.625 million common shares at $27.75 per share, 7.043 million of which were reissued from Treasury shares which had been repurchased under the Company's stock repurchase program at a cost of $144.7 million. The sale of these 8.625 million shares resulted in net proceeds to the company of approximately $232 million, which were used primarily to repay short-term debt and for general corporate purposes.

F. On April 5, 2001, Electro-Coal Transfer, L.L.C., a wholly-owned subsidiary of TECO Transport, converted $110.6 million of tax-exempt debt related to its docks and wharfs from commercial paper mode to a fixed rate mode with a coupon rate of 5.0%. These securities, which mature in 2007, are guaranteed by TECO Energy.

G. On May 1, 2001, TECO Energy issued $400 million principal amount of 7.20% notes due May 1, 2011 (the Notes). The Notes are redeemable at the option of TECO Energy, in whole or in part, from time to time, at a redemption price equal to the greater of 100% of the principal amount of the Notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 99.083% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.

H         On May 17, 2001, TECO Energy sold $400 million principal amount of one-year, floating rate notes (the Notes) in a private placement. The Notes were issued at an initial rate of 5.203%, and are callable at par on Nov. 15, 2001, and monthly thereafter. Rates on these securities are reset quarterly at a spread of 110 basis points over 3-month LIBOR. Net proceeds were 99.85% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.

I. On June 25, 2001, Tampa Electric Company issued $250 million principal amount of 6.875% notes due June 15, 2012 (the Notes). The Notes are subject to redemption, in whole or in part, at any time, and at the option of Tampa Electric Company, at a redemption price equal to the greater of 100% of the principal amount of Notes then outstanding to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 98.928% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.

J. In the first quarter of 2001, TECO Energy recorded pretax charges to adjust asset valuations totaling $11.1 million. The adjustments included a $6.1 million after-tax adjustment ($9.3 million pretax) related to the sale of TPS' minority interests in Energ_a Global International, Ltd. (EGI) which owned smaller power generation projects in Central America, and a $1.1 million after-tax adjustment ($1.8 million pretax) to adjust the carrying value of leveraged leases at TECO Investments.

K. The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted below. The non-conventional fuels tax credits are generated on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration. The full-year estimate of the non-conventional fuels tax credits for 2001 is approximately $94 million. The current portion of 2001 federal taxes owed and paid in cash during the first half of 2001 was $13.7 million. The full year estimate for cash federal tax payments is expected to be $60-$70 million for 2001.

                                                       Three months ended    Six months ended
                                                             June 30,            June 30,
                                                      --------------------  ------------------
     (in millions)                                       2001       2000      2001      2000
                                                        ------     ------    ------    ------
     Net income                                         $ 71.9     $ 57.5    $141.6    $111.0
     Total income tax provision                            2.5        8.7       2.8      29.4
                                                        ------     ------    ------    ------
     Net income before income taxes                     $ 74.4     $ 66.2    $144.4    $140.4
                                                        ======     ======    ======    ======

     Income taxes on above at federal
       statutory rate of 35%                            $ 26.0     $ 23.2    $ 50.6    $ 49.2
     Increase (Decrease) due to:
       State income tax, net of federal income tax         2.2        1.8       4.7       3.9
       Amortization of investment tax credits             (1.2)      (1.3)     (2.5)     (2.5)
       Non-conventional fuels tax credit                 (22.8)     (13.2)    (45.7)    (17.4)
       Permanent reinvestment for foreign income          (2.4)      (2.1)     (4.7)     (4.8)
       Other                                               0.7        0.3       0.4       1.0
                                                        ------     ------    ------    ------
     Total income tax provision                         $  2.5     $  8.7    $  2.8    $ 29.4
                                                        ======     ======    ======    ======

     Provision for income taxes as a percent of
       Net income before income taxes                      3.4%      13.2%      2.0%     21.0%
                                                        ======     ======    ======    ======

L.        The reconciliation of basic and diluted earnings per share is shown below:

     Three Months Ended June 30,                                    2001     2000
                                                                   ------   ------
     (In millions, except per share amounts)
     Numerator
     ---------
     Net income - basic                                            $ 71.9   $ 57.5
     Less: Additional expense (after-tax) for contingent shares      (1.2)      --
                                                                   ------   ------
     Net income - diluted                                          $ 70.7   $ 57.5
                                                                   ======   ======

     Denominator
     -----------
     Average number of shares outstanding - basic                   135.7    125.3
     Plus: incremental shares for assumed
      conversions: Stock options and Contingent
      Performance Shares at end of period                             4.3      0.7
     Less: Treasury shares which could be purchased                  (3.1)    (0.6)
                                                                   ------   ------
     Average number of shares outstanding - diluted                 136.9    125.4
                                                                   ======   ======

     Earnings per share
      Basic                                                        $ 0.53   $ 0.46
                                                                   ======   ======
      Diluted                                                      $ 0.52   $ 0.46
                                                                   ======   ======

     Six Months Ended June 30,                                      2001     2000
                                                                   ------   ------
     (In millions, except per share amounts)
     Numerator
     ---------
     Net income - basic                                            $141.6   $111.0
     Less: Additional expense (after-tax) for contingent shares      (1.2)      --
                                                                   ------   ------
     Net income - diluted                                          $140.4   $111.0
                                                                   ======   ======

     Denominator
     ----------
     Average number of shares outstanding - basic                   131.7    125.8
     Plus: incremental shares for assumed
      conversions: Stock options and Contingent
      Performance Shares at end of period                             4.3      0.7
     Less: Treasury shares which could be purchased                  (3.1)    (0.6)
                                                                   ------   ------
     Average number of shares outstanding - diluted                 132.9    125.9
                                                                   ======   ======

     Earnings per share
      Basic                                                        $ 1.07   $ 0.88
                                                                   ======   ======
      Diluted                                                      $ 1.06   $ 0.88
                                                                   ======   ======

M. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

Contributions by business segment (in millions)

                                              Revenues(1)       Net Income(1)(2)
                                              --------          ----------
Three Months Ended June 30, 2001
Tampa Electric Company
 Tampa Electric division (3)                    $ 359.1              $ 38.1
 Peoples Gas System division                       82.3                 4.2
                                                -------              ------
                                                  441.4                42.3
TECO Power Services Corporation (4) (5)            71.4                 6.8
TECO Transport Corporation (6)                     69.6                 6.2
TECO Coal Corporation (7)                          72.2                13.7
Other unregulated businesses (8)                   52.4                10.1
                                                -------              ------
                                                  707.0                79.1
Financing, other and eliminations                 (65.2)               (7.2)
                                                -------              ------
TECO Energy consolidated                        $ 641.8              $ 71.9
                                                =======              ======

                                                                 Net Income
                                                                 including                Net Income
                                                                 allocated              as previously
                                               Revenues(1)     finance costs(1)(2)         reported (1)
                                               --------        -------------               -------
Three Months Ended June 30, 2000
Tampa Electric Company
 Tampa Electric division (3)                      $  340.4          $  35.7                  $ 35.7
 Peoples Gas System division                          71.4              4.0                     4.0
                                                  --------          -------                  ------
                                                     411.8             39.7                    39.7
TECO Power Services Corporation (4) (5)               46.0              5.3                     8.1
TECO Transport Corporation (6)                        67.9              6.5                     6.4
TECO Coal Corporation (7)                             56.2              6.3                     7.2
Other unregulated businesses (8)                      35.8              5.0                     5.8
                                                  --------          -------                  ------
                                                     617.7             62.8                    67.2
Financing, other and eliminations                    (58.2)            (5.3)                   (9.7)
                                                  --------          -------                  ------
TECO Energy consolidated                          $  559.5          $  57.5                  $ 57.5
                                                  ========          =======                  ======


                                                Revenues(1)    Net Income(1)(2)
                                                --------       ----------
Six Months Ended June 30, 2001
Tampa Electric Company
 Tampa Electric division (3)                    $  695.1          $ 68.6
 Peoples Gas System division                       216.4            14.7
                                                --------          ------
                                                   911.5            83.3
TECO Power Services Corporation (4) (5)            140.9             9.3
TECO Transport Corporation (6)                     141.5            14.6
TECO Coal Corporation (7)                          149.6            27.7
Other unregulated businesses (8)                   106.2            21.4
                                                --------          ------
                                                 1,449.7           156.3
Financing, other and eliminations                 (135.3)          (14.7)
                                                --------          ------
TECO Energy consolidated                        $1,314.4          $141.6
                                                ========          =======

                                                                        Net Income
                                                                        including             Net Income
                                                                        allocated           as previously
                                                    Revenues(1)       finance costs(1)(2)      reported (1)
                                                    --------          -------------            -------
     Six Months Ended June 30, 2000
     Tampa Electric Company
      Tampa Electric division (3)                    $  633.0            $  64.3                $ 64.3
      Peoples Gas System division                       158.1               12.5                  12.5
                                                     --------            -------                ------
                                                        791.1               76.8                  76.8
     TECO Power Services Corporation (4) (5)             87.7               12.6                  17.7
     TECO Transport Corporation (6)                     134.2               14.5                  14.3
     TECO Coal Corporation (7)                          107.1                6.8                   8.6
     Other unregulated businesses (8)                    71.6               11.1                  12.6
                                                     --------            -------                ------
                                                      1,191.7              121.8                 130.0
     Financing, other and eliminations                 (107.7)             (10.8)                (19.0)
                                                     --------            -------                ------
     TECO Energy consolidated                        $1,084.0            $ 111.0                $111.0
                                                     ========            =======                ======

     (1)  From continuing operations.
     (2) Beginning in 2001, segment net income is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.
     (3) Revenues from sales to affiliates were $7.9 million and $18.0 million respectively, for the three and six months ended June 30, 2001, and $8.5 million and $13.9 million respectively, for the three and six months ended June 30, 2000.
     (4) Revenues from sales to affiliates were $17.1 million and $38.4 million respectively, for the three and six months ended June 30, 2001, and $15.4 million and $24.4 million respectively, for the three and six months ended June 30, 2000.
     (5) Net income for the three months and six months ended June 30, 2001 includes a $6.1 million after-tax reserve valuation recognized in the first quarter for TPS' sale of its minority interest in Energ_a Global International, Ltd. which owned smaller power generating projects in Central America.
     (6) Revenues from sales to affiliates were $34.2 million and $67.6 million respectively, for the three and six months ended June 30, 2001, and $29.3 million and $64.3 million respectively, for the three and six months ended June 30, 2000.
     (7) Revenues from sales to affiliates were $1.3 million for the three and six months ended June 30, 2001, and $3.0 million and $3.0 million respectively, for the three and six months ended June 30, 2000.
     (8) Revenues from sales to affiliates were $4.7 million and $10.0 million respectively, for the three and six months ended June 30, 2001, and $1.9 million and $2.1 million respectively, for the three and six months ended June 30, 2000.


N. On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.
          As of June 30, 2001, TECO Energy had $176 million of goodwill, net of accumulated amortization of $7 million. Adoption of FAS 142 effective Jan. 1, 2002 will result in the elimination of approximately $5 million of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules. TECO Energy is beginning the initial impairment testing of all goodwill, and does not anticipate an initial impairment charge upon adoption of FAS 142.
          In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric, Peoples Gas System (PGS) and TECO Power Services
(TPS); commodity price changes affecting the competitive positions of Tampa Electric and PGS as well as the margins at TECO Coalbed Methane and TECO Coal; capacity and energy price fluctuations affecting TPS' merchant plants; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TPS' ability to successfully develop, construct, finance and operate its projects on schedule and within budget; TECO Energy's ability to find and successfully implement attractive investments in unregulated businesses; interest rates, debt levels, restrictive covenants and other factors that could impact TECO Energy's ability to obtain access to sufficient capital on satisfactory terms; and TECO Coal's ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, the use of which could be limited by TECO Energy's taxable income or by changes in tax law or actions by the U.S. Treasury or the Internal Revenue Service. Some of these factors are discussed more fully under "Investment Considerations", included as Exhibit 99.1 to this report.


Results of Operations
---------------------

Three Months Ended June 30, 2001:

     Second quarter earnings were $.53 per share, up 15 percent from $.46 per share in 2000. Net income for the quarter ended June 30, 2001 was $71.9 million, 25 percent higher than the $57.5 million recorded for the same period in 2000. Results for the second quarter relative to last year reflected the continued strong customer growth in the electric and gas businesses, higher earnings from TPS' growing portfolio of generating projects, increased conventional coal and synthetic fuel sales at TECO Coal, and higher realized gas prices at TECO Coalbed Methane.

Tampa Electric Company - Electric division (Tampa Electric)
     Tampa Electric's net income for the second quarter was $38.1 million, compared with $35.7 million for the same period in 2000. The company showed improved results from customer growth of almost 3 percent, which more than offset the impact of mild spring weather on retail energy sales that were essentially unchanged from the same period last year. Higher depreciation expense from normal plant additions was more than offset by lower operations and maintenance expense. Operations and maintenance expense in last year's second quarter included higher expenditures related to improving generating unit reliability. A summary of the operating statistics for the three months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)          Operating Revenues                   Kilowatt-hour sales
                                            -----------------------------        ------------------------------
Three Months Ended June 30,                  2001        2000      Change         2000       2001        Change
                                            ------      ------     ------        ------     ------       ------
Residential                                $  158.1    $  149.7      5.6%       1,793.8     1,818.0      -1.3%
Commercial                                    103.3        94.5      9.3%       1,415.5     1,412.6       0.2%
Industrial - Phosphate                         17.2        15.8      8.9%         335.1       340.3      -1.5%
Industrial - Other                             18.6        16.0     16.3%         289.4       280.6       3.1%
Other sales of electricity                     25.7        24.2      6.2%         337.2       343.8      -1.9%
Deferred and other revenues                     7.3         5.8     25.9%            --          --        --
                                           --------    --------                 -------     -------
                                              330.2       306.0      7.9%       4,171.0     4,195.3      -0.6%
Sales for resale                               20.6        26.9    -23.4%         341.8       631.2     -45.8%
Other operating revenue                         8.3         7.5     10.7%            --          --        --
                                           --------    --------                 -------     -------
                                           $  359.1    $  340.4      5.5%       4,512.8     4,826.5      -6.5%
                                           ========    ========                 =======     =======
Average customers (thousands)                 572.8       557.6      2.7%
                                           ========                =====
Retail output to line (kilowatt hours)                                          4,590.3     4,564.4       0.6%

Tampa Electric Company - Natural Gas division (Peoples Gas System)

     Peoples Gas System (PGS) reported net income for the quarter of $4.2 million, compared with $4.0 million for the same period last year. Quarterly results reflected strong customer growth of more than 4 percent and higher residential and commercial sales. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for purchasers who have the ability to switch to alternate fuels or alter consumption patterns. Operating and maintenance expenses were slightly higher than in the previous year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the three months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)          Operating Revenues                         Therms
                                            -----------------------------        ------------------------------
Three Months Ended June 30,                  2001        2000      Change         2001       2000        Change
                                            ------      ------     ------        ------     ------       ------
By Customer Segment:
Residential                                 $17.8        $13.5      31.9%         11.0         9.8        12.2%
Commercial                                   40.2         32.8      22.6%         72.3        67.5         7.1%
Industrial                                    2.9          3.6     -19.4%         63.1        72.3       -12.7%
Off system sales                              8.7         11.2     -22.3%         19.0        29.3       -35.1%
Power generation                              2.8          3.0      -6.7%        108.4       109.3        -0.8%
Other revenues                                9.9          7.3      35.6%           --          --          --
                                            -----        -----                   -----       -----
                                            $82.3        $71.4      15.3%        273.8       288.2        -5.0%
                                            =====        =====                   =====       =====

By Sales Type:
System supply                               $58.0        $52.6      10.3%         62.0        79.4       -21.9%
Transportation                               14.4         11.5      25.2%        211.8       208.8         1.4%
Other revenues                                9.9          7.3      35.6%           --          --          --
                                            -----        -----                   -----       -----
                                            $82.3        $71.4      15.3%        273.8       288.2        -5.0%
                                            =====        =====                   =====       =====

Average customers (thousands)               266.2        255.6       4.1%
                                            =====                   ====

Unregulated Companies - Operating Results

     TECO Power Services' (TPS) net income for the quarter was $6.8 million, compared with $5.3 million last year. Results for the quarter reflected increased earnings from the Guatemalan generation and distribution operations, return on the investments in the Panda Texas projects and contributions from the operation of the Commonwealth

Chesapeake Station, which began the first phase of commercial operation in the second half of 2000, partially offset by increased financing costs.

     TECO Transport reported net income of $6.2 million in the quarter, compared with $6.5 million for the same period last year. Higher operating expenses and lower government grain shipments were partially offset by higher domestic grain shipments and higher northbound river volumes.

     TECO Coal achieved net income of $13.7 million in the second quarter, up from $6.3 million last year. These results included increased conventional coal production from the Perry County Coal operations that were acquired late last year, and a full quarter of production from the synthetic fuel facilities which became operational during the second quarter last year.

     TECO Energy's other unregulated companies recorded combined net income of $10.1 million for the quarter, compared to $5.0 million for the same period in 2000. For the quarter, TECO Coalbed Methane achieved higher earnings, as higher gas prices more than offset the impact of normal production declines.

     Beginning in 2001, net income for the unregulated companies is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.

Non-operating Items

     Allowance for funds used during construction (AFUDC) was $1.8 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion programs.

     Total interest charges were $46.3 million for the three months ended June 30, 2001 compared to $39.3 million for the same period in 2000. Financing costs were higher for the quarter, reflecting higher borrowing levels primarily associated with the expansion of the independent power business.

     The effective income tax rate on net income from continuing operations for the three months ended June 30, 2001 was 3.4 percent compared to 13.2 percent last year. The rate for the second quarter of 2001 primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the three months ended June 30, 2001, these tax credits at TECO Coal and TECO Coalbed Methane totaled $18.8 million and $4.0 million, respectively, compared to $9.1 million and $4.1 million at TECO Coal and TECO Coalbed Methane, respectively for the same quarter last year. (See Note K on page 10.)


Six Months Ended June 30, 2001:

     Year-to-date earnings per share increased nearly 22 percent to $1.07 from $0.88 per share in the first six months of 2000. Net income for the six-month period increased 28 percent to $141.6 million compared with $111.0 million for the same period last year. Results reflected the continued strong customer growth in the electric and gas businesses and favorable winter weather in the core electric and gas businesses, higher earnings from TPS' growing portfolio of generating projects partially offset by a $6.1 million after-tax reserve for an asset valuation adjustment related to TPS' minority interests in smaller international projects, increased conventional coal sales and production from the synthetic fuel facilities at TECO Coal which became operational during the second quarter last year and higher realized gas prices at TECO Coalbed Methane.


Tampa Electric Company - Electric division (Tampa Electric)

     Tampa Electric's year-to-date net income increased 7 percent to $68.6 million, reflecting strong customer growth and almost 5-percent higher retail energy sales as a result of favorable winter weather. Increased revenues were somewhat offset by higher operation and maintenance expense due to increased spending on generation assets and an increase in liability reserve requirements, and higher depreciation in the first half of 2001 due to normal plant growth. A summary of the operating statistics for the six months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)            Operating Revenues                         Kilowatt-hour sales
                                           ----------------------------------         --------------------------------
Six Months Ended June 30,                    2001         2000        Change            2001        2000       Change
                                           --------     --------     --------         --------    --------    --------
Residential                                $  316.6     $  281.5       12.5%           3,672.6     3,410.3      7.7%
Commercial                                    195.0        177.2       10.1%           2,719.9     2,637.9      3.1%
Industrial - Phosphate                         33.6         30.0       12.0%             678.2       675.2      0.4%
Industrial - Other                             34.2         30.4       12.5%             560.6       539.5      3.9%
Other sales of electricity                     49.0         45.7        7.2%             651.0       646.1      0.8%
Deferred and other revenues                     0.4          3.8      -89.5%                --          --       --
                                           --------     --------                      --------    --------
                                              628.8        568.6       10.6%           8,282.3     7,909.0      4.7%
Sales for resale                               48.1         49.0       -1.8%             970.9     1,146.0    -15.3%
Other operating revenue                        18.2         15.4       18.2%                --          --       --
                                           --------     --------                      --------    --------
                                           $  695.1     $  633.0        9.8%           9,253.2     9,055.0      2.2%
                                           ========     ========                      ========    ========
Average customers (thousands)                 572.5        556.9        2.8%
                                           ========                   =====
Retail output to line
 (kilowatt hours)                                                                      8,697.4     8,414.9      3.4%
                                                                                      ========    ========

Tampa Electric Company - Natural Gas division (Peoples Gas System)

     PGS' year-to-date net income increased more than 17 percent to $14.7 million, reflecting more than 4 percent customer growth and higher residential and commercial usage early in the year as a result of favorable winter weather. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for these customers who have the ability to switch to alternate fuels or alter consumption patterns. Operating and maintenance expenses were up slightly from last year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the six months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)            Operating Revenues                               Therms
                                           ----------------------------------         --------------------------------
Six Months Ended June 30,                    2001         2000        Change            2001        2000       Change
                                           --------     --------     --------         --------    --------    --------
By Customer Segment:
Residential                                $   59.6     $   39.0       52.8%             38.5         33.7     14.2%
Commercial                                    107.7         71.1       51.5%            163.1        151.8      7.4%
Industrial                                      6.8          7.1       -4.2%            125.1        152.4    -17.9%
Off system sales                               13.1         20.4      -35.8%             25.6         59.5    -57.0%
Power generation                                5.7          5.5        3.6%            186.4        211.7    -11.9%
Other revenues                                 23.5         15.0       56.7%               --           --       --
                                           --------     --------                      --------    --------
                                           $  216.4     $  158.1       36.9%            538.7        609.1    -11.6%
                                           ========     ========                      ========    ========

By Sales Type:
System supply                              $  163.1     $  118.6       37.5%            143.9        183.3    -21.5%
Transportation                                 29.8         24.5       21.6%            394.8        425.8     -7.3%
Other revenues                                 23.5         15.0       56.7%               --           --       --
                                           --------     --------                      --------    --------
                                           $  216.4     $  158.1       36.9%            538.7        609.1    -11.6%
                                           ========     ========                      ========    ========

Average customers (thousands)                 266.2        255.6       4.2%
                                           ========     ========

Unregulated Companies - Operating Results

     TECO Power Services' (TPS) year-to-date net income was $9.3 million compared to $12.6 million last year. The 2001 results reflected the return on the investments in the Panda Texas projects, strong winter utilization for the Commonwealth Chesapeake Station, which is normally expected to be a summer peaking plant, and increased earnings from the Guatemalan generation operations. The improved operating performance was offset by increased financing costs and a $6.1 million after-tax valuation reserve recognized in the first quarter for TPS' sale of its minority interest in Energ_a Global International, Ltd. (EGI) which owned smaller power generation projects in Central America. The sale was completed in the second quarter.

     TECO Transport's year-to-date net income of $14.6 million was level with last year's results. Net income for the six months ended June 30, 2001 reflected higher northbound river volumes, higher cross-gulf dry phosphate movements and lower fuel expenses partially offset by lower government grain shipments. Results in the first half of last year included an approximately $1.5-million after-tax gain associated with the disposition of equipment.

     TECO Coal achieved year-to-date net income of $27.7 million compared to $6.8 million last year. These results reflected increased conventional coal production, better metallurgical coal prices, and two full quarters of synthetic fuel sales.

     TECO Energy's other unregulated companies recorded combined year-to-date net income of $21.4 million, compared to $11.1 million for the same period in 2000. Year-to-date net income for 2001 reflected higher gas prices throughout the period at TECO Coalbed Methane and increased earnings at TECO Propane Ventures and TECO Solutions, which includes TECO BGA, BCH Mechanical, TECO Properties, TECO Partners and TECO Gas Marketing.

     Beginning in 2001, net income for the unregulated companies is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.


Non-operating Items

     Allowance for funds used during construction (AFUDC) was $2.9 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion programs.

     Total interest charges were $91.5 million for the six months ended June 30, 2001 compared to $75.0 million for the same period in 2000. Financing costs were higher, reflecting higher borrowing levels associated with the expansion of the independent power business.

     The effective income tax rate on net income from continuing operations for the six-month period ended June 30, 2001 was 2.0 percent compared to 21.0 percent last year. The year-to-date 2001 rate primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the six months ended June 30, 2001, these tax credits at TECO Coal and TECO Coalbed Methane totaled $37.6 million and $8.1 million, respectively, compared to $9.1 million and $8.3 million at TECO Coal and TECO Coalbed Methane, respectively for the same period last year. (See Note K on page 10.)

Outlook

     TECO Energy's target for 2001 calls for earnings per share growth of 15 percent over the $1.99 earnings per share recorded in 2000.

     Operating results in the second half of 2001 are expected to be driven by continued good customer and volume growth in the regulated electric and gas utilities; increased conventional coal and synthetic fuel production and improved pricing at TECO Coal; and U.S. Government grain shipments return to normal levels for TECO Transport. At TECO Power Services, higher net income from new generating facilities acquired or brought on line in 2000 and 2001 will be partially offset by higher financing costs.

     Challenges for the remainder of 2001 remain due to gas prices at TECO Coalbed Methane and energy market prices, utilization and availability at TECO Power Services' Frontera and Commonwealth Chesapeake Stations.

     As previously reported, during the fourth quarter of 2000, the U.S. Treasury (the Treasury) suspended advance rulings by the Internal Revenue Service (the Service) with respect to synthetic fuel production facilities to permit the Treasury and the Service to review specified legal issues regarding the application of this credit. On April 20, 2001, the

Service issued Revenue Procedure 2001-30 in which the Service announced its decision to resume the issuance of private letter rulings relating to Section 29 tax credits for synthetic fuel production if certain conditions are met. On May 4, 2001, the Service issued Revenue Procedure 2001-34 clarifying certain criteria needed to request a ruling. TECO Coal views the results of the two revenue procedures to be positive and consistent with TECO Coal's practices.

     With the publication of the two revenue procedures, TECO Coal has moved forward with its pending request for a private letter ruling regarding its synthetic coal production facilities. By obtaining a ruling, TECO Coal's position would be strengthened if later challenged by the Internal Revenue Service during an audit. Currently, the Service is attempting to develop industry-wide production conditions which would apply to each approved technology.


Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

     Year-to-date cash from operations was $232.6 million, compared with $195.0 million in 2000. Cash used for investing activities was $460.1 million compared with $387.6 million last year. Net cash received from financing activities was $201.4 million compared with $122.8 million last year, including dividend payments of $89.2 million in the first six months of 2001, compared with $83.1 million last year.

     Since December 31, 2000, construction work in progress increased $245 million due primarily to Tampa Electric's Bayside project and TPS' Dell, McAdams and Commonwealth Chesapeake Phase II projects. Notes receivable decreased $223 million primarily due to the repayment of the Panda note receivable from the proceeds of the project financing completed in the second quarter which is discussed below in more detail. Deferred charges and other assets increased by $74 million, due primarily to goodwill increases for TPS' Frontera, Dell and McAdams projects.

     Changes in short-term debt balances reflect the issuance of long-term debt, money market notes and common equity and the corresponding decrease in commercial paper balances. Total debt increased by $43 million, reflecting the net effect of capital spending, proceeds from the common stock issuance and the proceeds from unconsolidated project financing of the Gila River and Union Power projects.

     As discussed in Note C on page 7, in March 2001, TPS acquired the Frontera Power Station located near McAllen, Texas. The total cost of the acquisition was $265 million, including $70 million of goodwill. TPS is evaluating non-recourse financing options for this project.

     As discussed in Note E on page 8, on March 12, 2001, TECO Energy completed a public offering of 8.625 million common shares at $27.75 per share, 7.043 million of which were reissued from Treasury shares which had been repurchased under the Company's stock repurchase program at a cost of $144.7 million. The sale of the 8.625 million shares resulted in net proceeds to the company of approximately $232 million, which were used primarily to repay short-term debt and for general corporate purposes.

     On April 5, 2001, Electro-Coal Transfer, L.L.C. converted $110.6 million of tax-exempt debt related to its docks and wharfs, which mature in 2007, from commercial paper mode to a fixed rate mode with a coupon rate of 5.0%. (See Note F on page 8.)

     TECO Energy filed a universal shelf registration statement, which was declared effective in May 2001, for an additional $1 billion to accommodate debt, equity and hybrid financing needs over the next several years. The company expects to issue additional common equity and/or hybrid securities over the next two years to support the TECO Energy equity contributions for TPS' projects.

     As discussed in Notes G through I on page 9, TECO Energy and Tampa Electric Company completed several note issues during the second quarter of 2001. These included TECO Energy's $400 million principal amount of 7.20% notes due May 1, 2011, TECO Energy's $400 million principal amount of one-year, floating rate notes in a private placement, and Tampa Electric Company's $250 million principal amount of 6.875% notes due June 15, 2012. Proceeds from these note issues were used to repay short-term debt and for general corporate purposes.

     TECO Energy anticipates that internally generated funds will meet most of its capital requirements for ongoing operations and commitments, excluding the TPS projects announced in 2000 and 2001, and to fund its working capital needs. On June 13, 2001, TPS and Panda closed on a bank financing for the TPS/Panda joint venture's construction of the Union Power Station (formerly known as El Dorado) and Gila River Power Station. The retail syndication closed in mid-July with a group of over 35 banks. This $2.175 billion bank financing included $1.675 billion in five-year non-recourse debt and $500 million in equity bridge loans guaranteed by TECO Energy. The balance of construction costs up to approximately $657 million will be funded with required equity contributions from the joint venture, which TECO Energy has guaranteed it will make. The equity bridge financing must be repaid in 4 equal installments coincident with Phase 2 and Phase 4 completion of each facility, and the equity contributions must be made over the period that ends with commercial operation of Phase 4 of the projects. TECO Energy will finance its obligations with a combination of TECO Energy debt, equity or hybrid securities.

     TECO Energy's guarantees of the equity bridge loans and the additional equity contributions for the construction of the Gila River and Union Power projects, and for certain additional undertakings relating to compliance by the Gila River project with certain environmental requirements, contain customary covenants, as well as two financial covenants. Under the guarantees, TECO Energy's consolidated debt to capital (as defined in the guarantees) must not exceed 65% as of the end of each quarter, and its twelve months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). At June 30, 2001, debt to capital was 61.0% and interest coverage was 4.2 times. See the guarantees filed as exhibits to this report for a full description of the covenants, as well as the other terms of the guarantees.

     As previously reported, in March 2001, Moody's Investor Services, Inc. lowered the long-term ratings on the debt securities of TECO Energy and Tampa Electric and lowered the short-term rating of TECO Finance. The ratings actions were attributed to increased debt levels and the changing risk profile associated with the expansion at TPS, as well as the required capital outlays of Tampa Electric and the uncertainties related to industry restructuring. Moody's outlook for the Company is now stable. These downgrades and any further downgrades, may affect the company's ability to borrow and increase its financing costs which would impact earnings.


Recent Developments
-------------------

     As previously reported, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively, Applicants), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to the FERC an application to form a regional transmission organization (RTO) to be known as GridFlorida. On March 28, 2001, FERC granted "provisional" approval of the proposal for GridFlorida. This approval was conditional upon the Applicants making a subsequent compliance filing by May 29, 2001, implementing certain changes describe in the order.

     In early May, the Staff of the Florida Public Service Commission (FPSC) recommended that the FPSC examine the prudence of the Applicants' decision to join an RTO, in general, and to form and participate in GridFlorida, in particular. The FPSC Staff asserted that FERC Order No. 2000 does not require participation and, therefore, each company's decision must be evaluated and associated costs and benefits to ratepayers must be quantified.

     The issues raised by the FPSC process create uncertainty with respect to the Applicants' actions to comply with Order No. 2000. Because the resolution of these issues is critical to the continued formation of GridFlorida, the Applicants decided to suspend their RTO development activities until the issues are resolved. This was communicated to FERC when the May 29, 2001 compliance filing was made. The FPSC has begun an RTO prudence determination for each company that is expected to be resolved by Dec. 1, 2001. Concurrently, the FERC has ordered mediation among the various proposed RTOs in the four quadrants of the country, including the Southeast. GridFlorida and TPS are participating in the discussions with the other RTO participants.



Accounting Standards
--------------------

Accounting for Derivative Instruments and Hedging

     The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires TECO Energy to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. See Note B on page 7 for a discussion of the impacts to TECO Energy.

Business Combinations and Goodwill and Other Intangible Assets

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

     As of June 30, 2001, TECO Energy had $176 million of goodwill, net of accumulated amortization of $7 million. Adoption of FAS 142 effective Jan. 1, 2002 will result in the elimination of approximately $5 million of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules. TECO Energy is beginning the initial impairment testing of all goodwill and does not anticipate an initial impairment charge upon adoption of FAS 142.

Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in TECO Energy's weighted average interest rate on its variable rate debt would have an estimated $6 million impact on TECO Energy's pretax earnings over the next fiscal year.

     A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at June 30, 2001.

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

     As TECO Power Services continues its construction and operation of unregulated generation projects such as Commonwealth Chesapeake, Dell, McAdams, Union Power, Gila River and Frontera, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          10.1 Supplemental Executive Retirement Plan for R. D. Fagan, as amended.

          10.2 Severance Agreement between TECO Energy, Inc. and R. D. Fagan, as amended.

          10.3 Form of Amended Performance Shares Agreement between TECO Energy, Inc. and certain TECO Power Services Corporation officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

          10.4 Equity Contribution Guaranty Agreement between TECO Energy, Inc., and Citibank, N.A., as Administrative Agent under the Union Power Project Credit Agreement.

          10.5 Equity Bridge Guaranty Agreement between TECO Energy, Inc., and Citibank, N.A., as Administrative Agent under the Union Power Project Bridge Loan Agreement.

          10.6 Contingent Equity Contribution Guaranty Agreement between TECO Energy, Inc., and Citibank, N.A., as Administrative Agent under the Gila River Project Credit Agreement.

          10.7 Equity Contribution Guaranty Agreement between TECO Energy, Inc., and Citibank, N.A., as Administrative Agent under the Gila River Project Credit Agreement.

          10.8 Equity Bridge Guaranty Agreement between TECO Energy, Inc., and Citibank, N.A., as Administrative Agent under the Gila River Project Credit Agreement.

          12   Ratio of earnings to fixed charges

          99.1 Investment Considerations


          (b)  Reports on Form 8-K

               The registrant filed the following Current Reports on Form 8-K during the second quarter ended June 30, 2001.

               The registrant filed a Current Report on Form 8-K dated April 5, 2001, reporting under "Item 5. Other Events" that Electro-Coal
                                              ------------
               Transfer, L.L.C., an indirect, wholly owned subsidiary of TECO Energy, Inc. converted from a commercial paper interest rate mode to a fixed interest rate mode, $110.6 million principal amount of the Company's Plaquemines Port, Harbor and Terminal District (Louisiana) Marine Terminal Facilities Revenue Refunding Bonds Series 1998 A, B, C and D.

               The registrant filed a Current Report on Form 8-K dated April 18, 2001, under "Item 5. Other Events" reporting on TECO Energy,
                                    ------------
               Inc.'s financial results for the first quarter of 2001 and announcing a dividend increase.

         The registrant filed a Current Report on Form 8-K dated April 26, 2001, reporting under "Item 5. Other Events" that TECO Energy, Inc. had
                                  ------------
         entered into an Underwriting Agreement with Chase Securities Inc., BNY Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Equitable Securities Corporation (collectively, the "Underwriters") for the sale to the Underwriters of $400 million principal amount of 7.20% Notes due 2011.

         The registrant filed a Current Report on Form 8-K dated May 1, 2001, under "Item 5. Other Events" furnishing certain exhibits for
                         ------------
         incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-50808).

         The registrant filed a Current Report on Form 8-K dated May 14, 2001, reporting under "Item 5. Other Events" that TECO Energy, Inc. sold $400
                                  ------------
         million in aggregate principal amount of one-year floating rate notes in a private placement.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            TECO ENERGY, INC.
                                              -------------------------------
                                                              (Registrant)



Date:  August 13, 2001                            *By: /s/ G. L. GILLETTE
                                                       ------------------
                                                      G. L. GILLETTE
                                                Senior Vice President - Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits

    10.1 Supplemental Executive Retirement Plan for R. D. Fagan, as amended.

    10.2 Severance Agreement between TECO Energy, Inc. and R. D. Fagan, as amended.

    10.3 Form of Amended Performance Shares Agreement between TECO Energy, Inc.
               and certain TECO Power Services Corporation officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

    10.4 Equity Contribution Guaranty Agreement between TECO Energy, Inc., and
               Citibank, N.A., as Administrative Agent under the Union Power Project Credit Agreement.

    10.5 Equity Bridge Guaranty Agreement between TECO Energy, Inc., and
               Citibank, N.A., as Administrative Agent under the Union Power Project Bridge Loan Agreement.

    10.6 Contingent Equity Contribution Guaranty Agreement between TECO Energy,
               Inc., and Citibank, N.A., as Administrative Agent under the Gila River Project Credit Agreement.

    10.7 Equity Contribution Guaranty Agreement between TECO Energy, Inc., and
               Citibank, N.A., as Administrative Agent under the Gila River Project Credit Agreement.

    10.8 Equity Bridge Guaranty Agreement between TECO Energy, Inc., and
               Citibank, N.A., as Administrative Agent under the Gila River Project Bridge Loan Agreement.

    12   Ratio of earnings to fixed charges

    99.1 Investment Considerations