Form 10-Q
period 2001-09-30
TECO ENERGY INC
filed 2001-11-14
CIK 350563

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended              Sept. 30, 2001
                                -------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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

                           YES     X        NO
                                 -----           -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (Oct. 31, 2001):

                   Common Stock, $1 Par Value     139,547,328


                      Index to Exhibits Appears on Page 25

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Condensed Financial Statements
          ------------------------------

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2001 and Dec. 31, 2000, and the results of their operations and cash flows for the three-and nine- month periods ended Sept. 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended Sept. 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2001. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on pages 7 through 14 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   unaudited
                    (in millions, except for share amounts)


                                                    Sept. 30,            Dec. 31,
                                                      2001                 2000
                                                    ---------           ----------
                         Assets
Current assets
  Cash and cash equivalents                         $    77.8           $    99.6
  Receivables, less allowance for uncollectibles        361.6               360.3
  Current notes receivable                                 --               223.1
  Inventories, at average cost
    Fuel                                                 95.4                67.3
    Materials and supplies                               85.3                77.2
  Prepayments                                            32.2                22.4
                                                    ---------           ---------
                                                        652.3               849.9
                                                    ---------           ---------
Property, plant and equipment, at original cost
  Utility plant in service
    Electric                                          4,824.6             4,523.1
    Gas                                                 657.8               632.1
  Construction work in progress                         774.9               332.2
  Other property                                      1,111.3             1,073.0
                                                    ---------           ---------
                                                      7,368.6             6,560.4
  Accumulated depreciation                           (2,701.7)           (2,590.3)
                                                    ---------           ---------
                                                      4,666.9             3,970.1
                                                    ---------           ---------
Other assets
  Other investments                                     202.2               191.3
  Investment in unconsolidated affiliates               166.6               187.5
  Deferred income taxes                                 121.8               116.3
  Deferred charges and other assets                     434.1               361.1
                                                    ---------           ---------
                                                        924.7               856.2
                                                    ---------           ---------
                                                    $ 6,243.9           $ 5,676.2
                                                    =========           =========

                 Liabilities and Capital
Current liabilities
  Long-term debt due within one year                $  477.9                237.3
  Notes payable                                        401.6              1,208.9
  Accounts payable                                     215.0                274.8
  Customer deposits                                     85.1                 82.4
  Interest accrued                                      58.1                 41.9
  Taxes accrued                                        122.1                 54.5
                                                    --------             --------
                                                     1,359.8              1,899.8

Deferred income taxes                                  391.3                445.2
Investment tax credits                                  33.6                 36.9
Regulatory liability-tax related                         4.3                 10.0
Other deferred credits                                 220.3                202.8
Long-term debt, less amount due within one year      2,160.0              1,374.6

Redeemable preferred securities                        200.0                200.0

Common equity
  Common equity - 400 million shares authorized,
    $1 par value - outstanding 136,035,862 in 2001,
    and 126,334,403 after deducting 7,043,000
    shares in Treasury, at a cost of $144.7 million
    in 2000                                          1,922.5              1,559.5
  Unearned compensation                                (47.9)               (52.6)
                                                    --------              -------
                                                    $6,243.9             $5,676.2
                                                    ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
               (in millions, except share and per share amounts)


For the three months ended Sept. 30,                         2001      2000
                                                           ------    ------

Revenues                                                   $678.8    $614.7
                                                           ------    ------

Expenses
 Operation                                                  393.9     357.9
 Maintenance                                                 32.8      29.9
 Depreciation                                                74.1      68.8
 Taxes, other than income                                    40.6      37.1
                                                           ------    ------
                                                            541.4     493.7
                                                           ------    ------

Income from operations                                      137.4     121.0

Other income
 Allowance for other funds used during construction           1.9       0.4
 Other income, net                                            9.0      11.0
                                                           ------    ------
                                                             10.9      11.4
                                                           ------    ------

Income before interest and income taxes                     148.3     132.4

Interest expense
 Allowance for borrowed funds used during construction       (0.8)     (0.2)
 Other interest expense                                      44.5      49.0
                                                           ------    ------
                                                             43.7      48.8
                                                           ------    ------

Income before provision for income taxes                    104.6      83.6
Provision for income taxes                                    7.3       1.6
                                                           ------    ------

Net Income                                                 $ 97.3    $ 82.0
                                                           ======    ======


Average common shares outstanding - basic                   136.0     125.6
                                                           ======    ======
Average common shares outstanding - diluted                 136.9     126.1
                                                           ======    ======

Earnings per average common share outstanding
  Net income
   Basic                                                   $ 0.72    $ 0.65
                                                           ======    ======
   Diluted                                                 $ 0.71    $ 0.65
                                                           ======    ======
Dividend paid per common share outstanding                 $0.345    $0.335
                                                           ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
               (in millions, except share and per share amounts)


For the nine months ended Sept. 30,                          2001        2000
                                                           --------    --------

Revenues                                                   $1,993.2    $1,698.7
                                                           --------    --------

Expenses
 Operation                                                  1,184.5       951.7
 Maintenance                                                  107.1       109.5
 Depreciation                                                 216.7       194.8
 Taxes, other than income                                     130.7       113.9
                                                           --------    --------
                                                            1,639.0     1,369.9
                                                            -------     -------

Income from operations                                        354.2       328.8

Other income
 Allowance for other funds used during construction             4.0         1.4
 Other income, net                                             26.0        17.6
                                                           --------    --------
                                                               30.0        19.0
                                                           --------    --------

Income before interest and income taxes                       384.2       347.8

Interest expense
 Allowance for borrowed funds used during construction         (1.6)       (0.5)
 Other interest expense                                       136.8       124.3
                                                           --------    --------
                                                              135.2       123.8
                                                           --------    --------

Income before provision for income taxes                      249.0       224.0
Provision for income taxes                                     10.1        31.0
                                                           --------    --------

Net Income                                                 $  238.9    $  193.0
                                                           ========    ========


Average common shares outstanding - basic                     133.0       125.8
                                                           ========    ========
Average common shares outstanding - diluted                   134.1       125.9
                                                           ========    ========

Earnings per average common share outstanding
  Net income
   Basic                                                   $   1.79    $   1.53
                                                           ========    ========
   Diluted                                                 $   1.78    $   1.53
                                                           ========    ========

Dividend paid per common share outstanding                 $  1.025   $   0.995
                                                           ========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   unaudited
                                 (in millions)

For the nine months ended Sept. 30,                       2001      2000
                                                        --------   -------

Cash flows from operating activities
Net income                                              $  238.9   $ 193.0
  Adjustments to reconcile net income to net cash
    Depreciation                                           216.7     194.8
    Deferred income taxes                                  (30.8)    (85.9)
    Investment tax credits, net                             (3.7)     (3.7)
    Allowance for funds used during construction            (5.6)     (1.9)
    Amortization of unearned compensation                    8.4       6.8
    Gain on propane business disposal/sale, pretax            --     (13.6)
    Equity in earnings of unconsolidated affiliates          0.5      (4.5)
    Asset valuation adjustment, pretax                      11.1      14.2
    Deferred recovery clause                               (23.6)    (31.9)
    Refund to customers                                       --      (3.8)
    Receivables, less allowance for uncollectibles          (1.3)    (97.3)
    Inventories                                            (36.2)      1.9
    Taxes accrued                                           66.9     105.0
    Interest accrued                                        16.3      22.2
    Accounts payable                                       (59.9)     15.0
    Other                                                    1.5      23.0
                                                        --------   -------
                                                           399.2     333.3
                                                        --------   -------
Cash flows from investing activities
  Capital expenditures                                    (711.1)   (421.9)
  Allowance for funds used during construction               5.6       1.9
  Purchase of business                                    (280.3)       --
  Purchase of minority interest                               --     (52.6)
  Purchase of mechanical contracting business                 --     (26.1)
  Proceeds from propane business disposal/sale, net           --      18.3
  Investment in unconsolidated affiliates                   33.1      (4.6)
  Repayment of other non-current investment                220.3        --
  Other non-current investments                            (22.4)   (120.4)
                                                        --------   -------
                                                          (754.8)   (605.4)
                                                        --------   -------
Cash flows from financing activities
  Payment of dividends                                    (136.1)   (125.2)
  Common stock                                             252.6       8.6
  Purchase of treasury stock                                  --     (29.9)
  Proceeds from issuance of long-term debt               1,255.9     362.9
  Repayment of long-term debt                             (231.3)   (137.6)
  Net increase (decrease) in short-term debt              (807.3)    122.2
                                                        --------   -------
                                                           333.8     201.0
                                                        --------   -------

Net increase (decrease) in cash and cash equivalents       (21.8)    (71.1)
Cash and cash equivalents at beginning of period            99.6      97.5
                                                        --------   -------
Cash and cash equivalents at end of period              $   77.8   $  26.4
                                                        ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A. FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three- and nine-month periods ended Sept. 30, 2001, components of comprehensive income related to FAS 133 were insignificant, and are discussed in Note B. There were no components of comprehensive income other than net income for the three months and nine months ended Sept. 30, 2000. The company has reported accumulated other comprehensive income (OCI) after tax in common equity.


B. TECO Energy adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. TECO Energy has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Peoples Gas System (PGS), to limit exposure to interest rate fluctuations at TECO Energy and other affiliates, to limit exposure to electricity and other commodity fluctuations at TECO Power Services (TPS), and to limit exposure to fuel price increases at TECO Transport.

          As of Dec. 31, 2000, TECO Energy had hedging transactions in place to protect against selling price variability at TECO Coalbed Methane that qualify for cash flow hedge accounting treatment under FAS 133. Upon adoption, the company reported a reduction in OCI of $19.0 million before tax ($12.3 million after tax) to record the swap liability as of Jan. 1, 2001. During the quarter ended Sept. 30, 2001, TECO Energy reclassified net pretax gains of $1.2 million to earnings for swaps that matured, and expensed $0.6 million for premiums on options that expired without being exercised. For the nine months ended Sept. 30, 2001, TECO Energy recorded pretax losses to earnings totaling $7.2 million. At Sept. 30, 2001, the derivative asset balance for open swaps and premiums on option contracts at TECO Coalbed Methane, PGS, and TPS totaled $3.2 million with an unrealized $0.7 million pretax gain ($0.5 million after tax) recorded in OCI for changes in fair value for open cash flow hedges.

          TECO Energy does not use derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.


C. In March 2001, TPS acquired the Frontera Power Station located near McAllen, Texas, accounting for the transaction using the purchase method of accounting. This 477-megawatt, natural gas-fired, combined-cycle plant, originally developed by CSW Energy (CSW), began commercial operation in May 2000. As a condition of the merger of Central & South West Corporation, CSW's parent company, with American Electric Power Company, Inc., the Federal Energy Regulatory Commission required CSW to divest its ownership of this facility. The total cost of the acquisition was $265.3 million. Goodwill of $70.4 million, representing the excess of purchase price over the fair market value of assets acquired was recorded, and is currently being amortized on a straight-line basis over 40 years until the requirements of FAS 141 become effective on Jan. 1, 2002. (See Note P). Frontera's purchase power agreements to supply power to Enron and Mirant are guaranteed by TECO Energy for up to $15 million and $1.4 million, respectively.

D. TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2001 will be as follows:

       Capital Expenditures (millions):
          Tampa Electric Company
             Tampa Electric division                      $  423
             Peoples Gas System division                      74
          TECO Power Services Corporation                    481
          TECO Transport Corporation                          37
          TECO Coal Corporation                               16
          Other unregulated businesses                         8
                                                          ------
                                                          $1,039
                                                          ======

       Investment in Unconsolidated Affiliates            $  104
                                                          ======
       Other Investments                                  $   64
                                                          ======

          TECO Energy and its subsidiaries had $197 million of guarantees and letters of credit in place primarily to support operations and debt service requirements for various TPS projects and other subsidiary operations.
     TECO Energy has also guaranteed certain construction payments for TPS projects totaling $483 million, however exposure under these guarantees has been reduced to $171 million as construction on the projects has progressed. The 2001 commitments under these construction guarantees are included in the above table. In addition, TECO Energy is guaranteeing $500 million in fully-drawn equity bridge facilities for the construction of the Gila River and Union Power (formerly El Dorado) projects. Equity contributions from the joint venture, which TECO Energy has guaranteed to make will be required to fund additional construction costs of up to approximately $657 million for these projects. TECO Energy's guarantees of the equity bridge loans and the additional equity contributions, and for certain additional undertakings relating to compliance by the Gila River project with certain environmental requirements, contain customary covenants, as well as two financial covenants. Under the guarantees, TECO Energy's consolidated debt to capital (as defined in the guarantees) must not exceed 65% as of the end of each quarter, and its twelve months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). At Sept. 30, 2001, debt to capital was 61.6% and interest coverage was 4.3 times.

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


E. On March 12, 2001, the company completed a public offering of 8.625 million common shares at $27.75 per share, 7.043 million of which were reissued from Treasury shares which had been repurchased under the company's stock repurchase program at a cost of $144.7 million. The sale of the 8.625 million shares resulted in net proceeds to the company of approximately $232 million, which were used to repay short-term debt and for general corporate purposes.

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


H. On May 17, 2001, TECO Energy sold $400 million principal amount of one-year, floating rate notes in a private placement. The notes were issued at an initial rate of 5.203%, and are callable at par on Nov. 15, 2001, and monthly thereafter. Rates on these securities are reset quarterly at a spread of 110 basis points over 3-month LIBOR. Net proceeds were 99.85% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.


I. On June 25, 2001, Tampa Electric Company issued $250 million principal amount of 6.875% Notes due June 15, 2012. The Notes are subject to redemption, in whole or in part, at any time, and at the option of Tampa Electric Company, at a redemption price equal to the greater of 100% of the principal amount of the Notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 98.928% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.


J. On Sept. 26, 2001, TECO Energy issued an additional $200 million principal amount of its series of existing 7.20% notes due May 1, 2011. The notes are subject to redemption, in whole or in part, at any time, and at the option of the Company, at a redemption price equal to the greater of 100% of the principal amount of the notes then outstanding to be redeemed, or the sum of the present value of the remaining scheduled payments of principal and interest on the notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 102.839% of the principal amount. The proceeds were used to effect a debt exchange of $150 million of put bonds issued in 1998 and to repay commercial paper.


K. On Oct. 4, 2001, Standard and Poor's (S&P) announced the inclusion of TECO Energy shares in the S&P 500 index effective as of the market close on Oct. 9, 2001. On Oct. 12, 2001, TECO Energy issued 3.5 million additional common shares as a result of increased demand for TECO Energy shares on its inclusion in the S&P 500 index. Net proceeds were $26.72 per share or $93.5 million, which were used to repay short-term debt and for general corporate purposes.


L. In the first quarter of 2001, TECO Energy recorded pretax charges to adjust asset valuations totaling $11.1 million. The adjustments included a $6.1 million after-tax adjustment ($9.3 million pretax) related to the sale of TPS' minority interests in Energia Global International, Ltd. (EGI) which owned smaller power generation projects in Central America, and a $1.1 million after-tax adjustment ($1.8 million pretax) to adjust the carrying value of leveraged leases at TECO Investments.

M. The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted below. The non-conventional fuels tax credits are generated on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration. The full-year estimate of the non-conventional fuels tax credits for 2001 is approximately $98 million. The current portion of 2001 federal taxes owed and paid in cash through the first nine months of 2001 was $29.2 million. The full year estimate for cash federal tax payments is expected to be $50-$60 million for 2001.

                                                     Three months ended      Nine months ended
                                                          Sept. 30,             Sept. 30,
                                                     -----------------       -------------------
     (in millions)                                      2001     2000            2001      2000
                                                      ------   ------          ------    ------
     Net income                                       $ 97.3   $ 82.0          $238.9    $193.0
     Total income tax provision                          7.3      1.6            10.1      31.0
                                                      ------   ------          ------    ------
     Net income before income taxes                   $104.6   $ 83.6          $249.0    $224.0
                                                      ======   ======          ======    ======

     Income taxes on above at federal
       statutory rate of 35%                          $ 36.6   $ 29.3          $ 87.2    $ 78.4
     Increase (Decrease) due to:
       State income tax, net of federal income tax       2.8      2.2             7.5       6.1
       Amortization of investment tax credits           (1.2)    (1.2)           (3.7)     (3.7)
       Non-conventional fuels tax credit               (26.3)   (26.3)          (72.0)    (43.6)
       Permanent reinvestment for foreign income        (0.2)    (1.6)           (4.9)     (6.4)
       Other                                            (4.4)    (0.8)           (4.0)      0.2
                                                      ------   ------          ------    ------
     Total income tax provision                       $  7.3   $  1.6          $ 10.1    $ 31.0
                                                      ======   ======          ======    ======

     Provision for income taxes as a percent of
       Net income before income taxes                    7.0%     1.9%            4.1%     13.8%
                                                      ======   ======          ======    ======

N.  The reconciliation of basic and diluted earnings per share is shown below:

    Three Months Ended Sept. 30,                                     2001     2000
    (In millions, except per share amounts)                        -------   -------

     Numerator
     ---------
     Net income - basic                                            $ 97.3   $ 82.0
     Less: Additional expense (after-tax) for contingent shares      (0.3)      --
                                                                   ------   ------
     Net income - diluted                                          $ 97.0   $ 82.0
                                                                   ======   ======

     Denominator
     -----------
     Average number of shares outstanding - basic                   136.0    125.6
     Plus: incremental shares for assumed
      conversions: Stock options and Contingent
      Performance Shares at end of period                             4.2      4.1
     Less: Treasury shares which could be purchased                  (3.3)    (3.6)
                                                                   ------   ------
     Average number of shares outstanding - diluted                 136.9    126.1
                                                                   ======   ======

     Earnings per share
       Basic                                                       $ 0.72   $ 0.65
                                                                   ======   ======
       Diluted                                                     $ 0.71   $ 0.65
                                                                   ======   ======


     Nine Months Ended Sept. 30,                                     2001     2000
     (In millions, except per share amounts)                        ------   -------

     Numerator
     ---------
     Net income - basic                                            $238.9   $193.0
     Less: Additional expense (after-tax) for contingent shares      (0.3)      --
                                                                   ------   ------
     Net income - diluted                                          $238.6   $193.0
                                                                   ======   ======

     Denominator
     -----------
     Average number of shares outstanding - basic                   133.0    125.8
     Plus: incremental shares for assumed
      conversions: Stock options and Contingent
      Performance Shares at end of period                             4.2      2.2
     Less: Treasury shares which could be purchased                  (3.1)    (2.1)
                                                                   ------   ------
     Average number of shares outstanding - diluted                 134.1    125.9
                                                                   ======   ======

     Earnings per share
       Basic                                                       $ 1.79   $ 1.53
                                                                   ======   ======
       Diluted                                                     $ 1.78   $ 1.53
                                                                   ======   ======

O. The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

Contributions by business segment (in millions)

                                               Revenues(1)          Net Income(1)(2)
                                           --------------------  ----------------------
Three Months Ended Sept. 30, 2001
Tampa Electric Company
 Tampa Electric division (3)                     $  398.5                 $ 56.8
 Peoples Gas System division                         70.6                    2.6
                                                 --------                 ------
                                                    469.1                   59.4
TECO Power Services Corporation (4)                  90.4                   15.5
TECO Transport Corporation (6)                       65.2                    6.9
TECO Coal Corporation (7)                            72.0                   12.9
Other unregulated businesses (8)                     43.3                    6.0
                                                 --------                 ------
                                                    740.0                  100.7
Financing, other and eliminations                   (61.2)                  (3.4)
                                                 --------                 ------
TECO Energy consolidated                         $  678.8                 $ 97.3
                                                 ========                 ======

                                                                 Net Income
                                                                  including      Net Income
                                                                  allocated   as previously
                                           Revenues(1)   finance costs(1)(2)     reported(1)
                                           ----------    ------------------   --------------
Three Months Ended Sept. 30, 2000
Tampa Electric Company
 Tampa Electric division (3)                $  391.8          $   54.6             $ 54.6
 Peoples Gas System division                    72.0               3.4                3.4
                                            --------          --------             ------
                                               463.8              58.0               58.0
TECO Power Services Corporation (4)             56.5               3.7                6.9
TECO Transport Corporation (6)                  68.1               8.2                8.0
TECO Coal Corporation (7)                       62.4              14.6               15.7
Other unregulated businesses (8)                28.9               9.7               10.5
                                            --------          --------             ------
                                               679.7              94.2               99.1
Financing, other and eliminations              (65.0)            (12.2)             (17.1)
                                            --------          --------             ------
TECO Energy consolidated                    $  614.7          $   82.0             $ 82.0
                                            ========          ========             ======

                                               Revenues(1)          Net Income(1)(2)
                                           --------------------  ----------------------
Nine Months Ended Sept. 30, 2001
Tampa Electric Company
 Tampa Electric division (3)                     $1,093.6                $125.4
 Peoples Gas System division                        287.0                  17.3
                                                 --------                ------
                                                  1,380.6                 142.7
TECO Power Services Corporation (4) (5)             231.3                  24.8
TECO Transport Corporation (6)                      206.7                  21.5
TECO Coal Corporation (7)                           221.6                  40.6
Other unregulated businesses (8)                    149.5                  27.4
                                                 --------                ------
                                                  2,189.7                 257.0
Financing, other and eliminations                  (196.5)                (18.1)
                                                 --------                ------
TECO Energy consolidated                         $1,993.2                $238.9
                                                 ========                ======


                                                                 Net Income
                                                                  including      Net Income
                                                                  allocated   as previously
                                           Revenues(1)   finance costs(1)(2)     reported(1)
                                           ----------    ------------------   -------------

Nine Months Ended Sept. 30, 2000
Tampa Electric Company
 Tampa Electric division (3)                $1,024.8          $  118.9              $118.9
 Peoples Gas System division                   230.1              15.9                15.9
                                            --------          --------              ------
                                             1,254.9             134.8               134.8
TECO Power Services Corporation (4)            144.2              16.3                24.6
TECO Transport Corporation (6)                 202.4              22.7                22.3
TECO Coal Corporation (7)                      169.5              21.4                24.3
Other unregulated businesses (8)               100.5              20.8                23.1
                                            --------          --------              ------
                                             1,871.5             216.0               229.1
Financing, other and eliminations             (172.8)            (23.0)              (36.1)
                                            --------          --------              ------
TECO Energy consolidated                    $1,698.7          $  193.0              $193.0
                                            ========          ========              ======

(1)  From continuing operations.
(2) Beginning in 2001, segment net income is reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.
(3) Revenues from sales to affiliates were $7.1 million and $25.1 million respectively, for the three and nine months ended Sept. 30, 2001, and $10.1 million and $24.0 million respectively, for the three and nine months ended Sept. 30, 2000.
(4) Revenues from sales to affiliates were $14.3 million and $52.7 million respectively, for the three and nine months ended Sept. 30, 2001, and $25.3 million and $49.7 million respectively, for the three and nine months ended Sept. 30, 2000.
(5) Net income for the nine months ended Sept. 30, 2001 includes a $6.1 million after-tax reserve valuation recognized in the first quarter for TPS' sale of its minority interests in Energia Global
     International, Ltd. which owned smaller power generating projects in Central America.
(6) Revenues from sales to affiliates were $30.2 million and $97.8 million respectively, for the three and nine months ended Sept. 30, 2001, and $26.2 million and $90.5 million respectively, for the three and nine months ended Sept. 30, 2000.
(7) Revenues from sales to affiliates were $3.1 million and $4.4 million, respectively, for the three and nine months ended Sept. 30, 2001, and $1.3 million and $4.3 million respectively, for the three and nine months ended Sept. 30, 2000.
(8) Revenues from sales to affiliates were $6.4 million and $16.4 million respectively, for the three and nine months ended Sept. 30, 2001, and $2.1 million and $4.2 million respectively, for the three and nine months ended Sept. 30, 2000.

P. On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

          As of Sept. 30, 2001, TECO Energy had $157 million of goodwill, net of accumulated amortization of $8 million. Adoption of FAS 142 effective Jan. 1, 2002 will result in the elimination of approximately $5 million of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules.
     TECO Energy is beginning the initial impairment testing of all goodwill, and does not anticipate an initial impairment charge upon adoption of FAS 142.

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

          In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company is currently reviewing the impact that FAS 144 will have on its results.


Q. In October 2001, TECO BGA purchased a district cooling business from FPL Energy Services, a subsidiary of FPL Group. The acquisition includes a 12,000-ton design capacity cooling plant located in downtown Miami. This acquisition provides TECO BGA with a stronger presence in the growing South Florida energy market, long-term contract business, a franchise agreement with the city of Miami and the potential for expansion.

          In November 2001, TECO Solutions acquired Prior Energy Corporation, a leading natural gas marketing company actively marketing in Alabama, Florida, Georgia, Louisiana and Texas. Prior Energy handles all facets of energy management, including natural gas purchasing and marketing. The company has an established market base in the Southeast.


R. On Oct. 24, 2001, Tampa Electric Company and the Florida Department of Environmental Protection (FDEP) resolved by consent order an alleged permit exceedance involving Tampa Electric's Polk Power Station. The Polk Power Station was developed as a demonstration project with the participation of the United States Department of Energy to demonstrate an innovative coal gasification fuel technology process. The by-product quantities (residues and unburnt coal) from the process have been higher than anticipated, resulting in on-site storage of quantities in excess of permit limits. The consent order provides for the payment of a $330,000 penalty, which was paid on Nov. 8, 2001.

          In August 2001, Tampa Electric paid a $104,000 penalty to FDEP as a result of unanticipated delays in resolving the maintenance and repair response pursuant to an April 10, 2001 consent order, which related to solid waste and disposal facilities at Tampa Electric's Big Bend Station.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric, Peoples Gas System (PGS) and TECO Power Services
(TPS); commodity price changes affecting the competitive positions of Tampa Electric and PGS as well as the margins at TECO Coalbed Methane and TECO Coal; capacity and energy price fluctuations affecting TPS' merchant plants; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TPS' ability to successfully develop, construct, finance and operate its projects on schedule and within budget; TECO Energy's ability to find and successfully implement attractive investments in unregulated businesses; TPS' ability to sell the output of the merchant plants under construction at volumes and rates to recover the investment; the ability of TECO Energy's subsidiaries to operate equipment without undue breakdowns or failures; interest rates and other factors that could impact TECO Energy's ability to obtain access to sufficient capital on satisfactory terms; and TECO Coal's ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, the use of which could be limited by TECO Energy's taxable income or by changes in tax law or actions by the U.S. Treasury or the Internal Revenue Service. Some of these factors are discussed more fully under "Investment Considerations" included as
Exhibit 99.1 in the company's Quarterly Report on form 10-Q for the quarter ended June 30, 2001, and reference is made thereto.


Results of Operations
---------------------

Three Months Ended Sept. 30, 2001:

     Third quarter earnings were $.72 per share, up 11 percent from $.65 per share in 2000. Net income for the quarter ended Sept. 30, 2001 was $97.3 million, 19 percent higher than the $82.0 million recorded for the same period in 2000. Results for the third quarter relative to last year reflected the continued strong customer growth in the retail electric and gas businesses, higher earnings from TPS' wholesale generating projects, and higher realized gas prices at TECO Coalbed Methane.

Tampa Electric Company - Electric division (Tampa Electric)

     Tampa Electric's net income for the third quarter was $56.8 million, compared with $54.6 million for the same period in 2000. The company showed improved results from customer growth and retail energy sales growth of about 3 percent. Sales to residential and commercial customers increased 3.3 percent to more than offset reduced sales to the low-margin industrial phosphate customers. Operating expenses increased due to higher depreciation expense from normal plant additions and higher operations and maintenance expenses for generating unit maintenance. Allowance for funds used during construction (AFUDC) (or interest and allowed equity cost capitalized to construction) was $2.7 million and $0.6 million for the three months ended Sept. 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion programs. A summary of the operating statistics for the three months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)                 Operating Revenues                   Kilowatt-hour sales
Three Months Ended Sept. 30,                      -------------------------------       -------------------------------
                                                    2001       2000       Change          2001       2000       Change
                                                  -------    -------    ----------      --------    -------    --------
Residential                                       $  199.8   $  186.8       7.0%         2,313.0    2,251.0        2.8%
Commercial                                           114.4      104.9       9.1%         1,595.4    1,531.2        4.2%
Industrial - Phosphate                                12.8       17.0     -24.7%           253.3      295.4      -14.3%
Industrial - Other                                    19.1       16.7      14.4%           311.7      275.1       13.3%
Other sales of electricity                            28.1       25.0      12.4%           376.6      353.8        6.4%
Deferred and other revenues                           (4.0)       1.4        --               --         --         --
                                                  --------   --------                    -------    -------
                                                     370.2      351.8       5.2%         4,850.0    4,706.5        3.0%
Sales for resale                                      18.9       32.0     -40.9%           299.0      764.2      -60.9%
Other operating revenue                                9.4        8.0      17.5%              --         --         --
                                                  --------   --------                    -------    -------
                                                  $  398.5   $  391.8       1.7%         5,149.0    5,470.7       -5.9%
                                                  ========   ========                    =======    =======
Average customers (thousands)                        576.4      560.5       2.8%
                                                  ========   ========
Retail output to line
 (kilowatt hours)                                                                        5,031.7    5,062.7       -0.6%
                                                                                         =======    ========


Tampa Electric Company - Natural Gas division (Peoples Gas System)

     Peoples Gas System (PGS) reported net income of $2.6 million for the quarter, compared with $3.4 million for the same period last year. Quarterly results reflected higher operating and maintenance and depreciation expenses that were only partially offset by customer growth of almost 4 percent and higher residential and commercial sales. A summary of the operating statistics for the three months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)                 Operating Revenues                         Therms
Three Months Ended Sept. 30,                      -------------------------------       -------------------------------
                                                    2001       2000       Change          2001       2000       Change
                                                  -------    -------    ----------      --------    -------    --------
By Customer Segment:
Residential                                         $12.9      $12.5        3.2%            8.3        8.0        3.7%
Commercial                                           27.9       32.4      -13.9%           68.2       61.9       10.2%
Industrial                                            2.8        2.6        7.7%           54.5       59.2       -8.0%
Off system sales                                     15.9       14.5        9.7%           45.1       30.0       50.3%
Power generation                                      3.1        2.6       19.2%          131.4      126.4        4.0%
Other revenues                                        8.0        7.4        8.1%             --         --         --
                                                    -----      -----                      -----      -----
                                                    $70.6      $72.0       -1.9%          307.5      285.5        7.7%
                                                    =====      =====                      =====      =====

By Sales Type:
System supply                                       $46.8      $53.6      -12.7%           76.6       72.0        6.4%
Transportation                                       15.8       11.0       43.6%          230.9      213.5        8.1%
Other revenues                                        8.0        7.4        8.1%             --         --         --
                                                    -----      -----                      -----      -----
                                                    $70.6      $72.0       -1.9%          307.5      285.5        7.7%
                                                    =====      =====                      =====      =====

Average customers (thousands)                       263.5      254.3        3.6%
                                                    =====      =====

Unregulated Companies - Operating Results

     TECO Power Services' net income for the quarter was $15.5 million, compared with $3.7 million for the same period last year. Results for the quarter reflected increased earnings from its Guatemalan generation and distribution operations, return on the investments in the Panda Texas projects added in September 2000, operation of the Frontera Power Station acquired in March 2001, and operation of the Commonwealth Chesapeake Power Station where the 177 MW second phase of peaking capacity began commercial operation in the quarter. These increases were partially offset by increased financing costs.

     TECO Transport's net income for the quarter was $6.9 million, compared with $8.2 million for the same period last year. Lower shipments of government grain and steel related products more than offset higher phosphate shipments and higher Tampa Electric volumes.

     TECO Coal's net income for the quarter was $12.9 million, compared with $14.6 million for the same period last year. Higher conventional coal production costs and slightly lower synfuel production accounted for the reduction in net income, despite increased conventional coal production and prices and better margins on synfuel sales.

     TECO Energy's other unregulated companies recorded combined net income of $6.0 million for the quarter, compared to $9.7 million for the same period in 2000. Last year's third quarter results reflected the $8.3-million gain on the US Propane and subsequent Heritage Propane transactions and the $3.8-million charge to adjust property values at

TECO Properties. Compared to the third quarter of last year, TECO Coalbed Methane achieved higher earnings, as higher realized gas prices more than offset the impact of normal production declines.

     Beginning in 2001, net income for the unregulated companies has been reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.

Non-operating Items

     Total interest charges were $43.7 million for the three months ended Sept. 30, 2001 compared to $48.8 million for the same period in 2000. Third quarter 2000 interest charges included a pretax charge of $7.4 million recorded at Tampa Electric for interest associated with income tax disputes. Financing costs were higher for the third quarter of 2001, reflecting higher borrowing levels primarily associated with the expansion of the independent power business.

     The effective income tax rate on net income from continuing operations for the three months ended Sept. 30, 2001 was 7.0 percent compared to 1.9 percent for the same period last year. The effective tax rate primarily reflects the non-conventional fuels tax credits at TECO Coal and TECO Coalbed Methane. For the three months ended Sept. 30, 2001 and 2000, these tax credits totaled $26.3 million. (See Note M on page 10.)


Nine Months Ended Sept. 30, 2001:

     Year-to-date earnings per share increased 17 percent to $1.79 from $1.53 per share in the first nine months of 2000. Net income for the nine-month period increased 24 percent to $238.9 million, compared with $193.0 million for the same period last year. Results reflected the continued strong customer growth in the retail electric and gas businesses, higher earnings from TPS' wholesale generating projects, higher realized gas prices at TECO Coalbed Methane, and increased synthetic fuel production at TECO Coal in the first half of the year and higher coal prices and production. Higher net income was not fully reflected in higher earnings per share due to increased average shares outstanding resulting from the issuance of 8.625 million shares of common equity in March of this year.

Tampa Electric Company - Electric division (Tampa Electric)

     Tampa Electric's year-to-date net income was $125.4 million, compared with $118.9 million for the same period last year, reflecting customer growth and higher retail energy sales as a result of a growing local economy and favorable winter weather. AFUDC associated with the repowering of the Gannon Station increased to $5.6 million from $1.9 million for the same period last year and is expected to increase over the next several years reflecting Tampa Electric's generation expansion program. Operating expenses, excluding recoverable fuel and purchased power, increased primarily due to higher depreciation expense from normal plant additions and generating unit maintenance. A summary of the operating statistics for the nine months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)                 Operating Revenues                   Kilowatt-hour sales
Nine Months Ended Sept. 30,                       -------------------------------       -------------------------------
                                                    2001       2000       Change          2001       2000       Change
                                                  -------    -------    ----------      --------    -------    --------
Residential                                        $  516.4   $  468.3     10.3%         5,985.6    5,661.3      5.7%
Commercial                                            309.5      282.1      9.7%         4,315.3    4,169.1      3.5%
Industrial - Phosphate                                 46.0       47.0     -2.1%           931.5      970.6     -4.0%
Industrial - Other                                     53.7       47.2     13.8%           872.2      814.7      7.1%
Other sales of electricity                             77.0       70.6      9.1%         1,027.7      999.8      2.8%
Deferred and other revenues                            (3.6)       5.2       --               --         --       --
                                                   --------   --------                  --------   --------
                                                      999.0      920.4      8.5%        13,132.3   12,615.5      4.1%
Sales for resale                                       67.0       81.0    -17.3%         1,269.9    1,910.2    -33.5%
Other operating revenue                                27.6       23.4     17.9%              --         --       --
                                                   --------   --------                  --------   --------
                                                   $1,093.6   $1,024.8      6.7%        14,402.2   14,525.7     -0.9%
                                                   ========   ========                  ========   ========
Average customers (thousands)                         573.8      558.1      2.8%
                                                   ========   ========
Retail output to line (kilowatt hours)                                                  13,729.0   13,477.5      1.9%
                                                                                        ========   ========

Tampa Electric Company - Natural Gas division (Peoples Gas System)

     PGS reported almost 9 percent higher year-to-date net income of $17.3 million, compared to $15.9 million last year, reflecting continuing customer growth and higher residential and commercial usage early in the year as a result of favorable winter weather. Decreased volumes for low-margin transportation of gas for electric power generators, interruptible customers and off-system sales earlier in the year reflected the higher cost of gas for customers who have the ability to switch to alternate fuels or alter consumption patterns. The price differential between natural gas and alternative fuels currently favors natural gas. Customers are returning to natural gas as alternative fuel inventories are exhausted and contractual commitments expire. A summary of the operating statistics for the nine months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)                 Operating Revenues                         Therms
Nine Months Ended Sept. 30,                       -------------------------------       -------------------------------
                                                    2001       2000       Change          2001       2000       Change
                                                  -------    -------    ----------      --------    -------    --------

By Customer Segment:
Residential                                       $ 72.5     $ 51.5        40.8%          46.8        41.7       12.2%
Commercial                                         135.6      103.6        30.9%         231.4       213.7        8.3%
Industrial                                           9.6        9.7        -1.0%         179.6       211.6      -15.1%
Off system sales                                    29.0       34.8       -16.7%          70.7        89.5      -21.0%
Power generation                                     8.8        8.1         8.6%         317.8       338.1       -6.0%
Other revenues                                      31.5       22.4        40.6%            --          --         --
                                                  ------     ------                      -----       -----
                                                  $287.0     $230.1        24.7%         846.3       894.6       -5.4%
                                                  ======     ======                      =====       =====

By Sales Type:
System supply                                     $209.9     $172.3        21.8%         220.6       255.3      -13.6%
Transportation                                      45.6       35.4        28.8%         625.7       639.3       -2.1%
Other revenues                                      31.5       22.4        40.6%            --          --         --
                                                  ------     ------                      -----       -----
                                                  $287.0     $230.1        24.7%         846.3       894.6       -5.4%
                                                  ======     ======                      =====       =====

Average customers (thousands)                      265.3      255.1         4.0%
                                                  ======     ======

Unregulated Companies - Operating Results

     TECO Power Services' year-to-date net income increased 52 percent to $24.8 million from $16.3 million last year, reflecting increased earnings from its Guatemalan generation and distribution operations, return on its investments in the Panda Texas projects, operation of the Frontera Power Station and strong winter and summer utilization of both phases of the Commonwealth Chesapeake Power Station. The improved operating performance was offset by increased financing costs and a $6.1 million after-tax valuation reserve recognized in the first quarter for TPS' second quarter sale of its minority interests in Energia Global International, Ltd. (EGI) which owned small projects in Central America.

     TECO Transport's year-to-date net income of $21.5 million was down slightly from $22.7 million reported last year. Net income for the nine months ended Sept. 30, 2001 reflected higher volumes of northbound petroleum coke, cross-gulf phosphate and Tampa Electric coal, and lower fuel and tax expenses. These improvements were, however, offset by higher operating expenses and lower government grain shipments. Results for last year included an after-tax gain of approximately $1.5 million associated with the disposition of equipment.

     TECO Coal's year-to-date net income increased 90% to $40.6 million from $21.4 million last year. These results reflected increased conventional coal production and prices, and higher synfuel sales.

     TECO Energy's other unregulated companies recorded combined year-to-date net income of $27.4 million, compared to $20.8 million for the same period in 2000. Year-to-date net income for 2001 reflected higher gas prices throughout the period at TECO Coalbed Methane and increased earnings at TECO Solutions.

     Beginning in 2001, net income for the unregulated companies has been reported on a basis that includes internally allocated financing costs. Prior period segment net income has been revised to reflect the estimated internally allocated financing costs that would have been attributable to such prior periods. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% and 6.75% for 2001 and 2000, respectively.

Non-operating Items

     Total interest charges were $135.2 million for the nine months ended Sept. 30, 2001 compared to $123.8 million for the same period in 2000. Financing costs were higher, reflecting higher borrowing levels primarily associated with the expansion of the independent power business.

     The effective income tax rate on net income from continuing operations for the nine-month period ended Sept. 30, 2001 was 4.1 percent compared to 13.8 percent last year. The year-to-date 2001 rate primarily reflects the substantial increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal that began production in the second quarter of 2000. For the nine months ended Sept. 30, 2001, these tax credits at TECO Coal and TECO Coalbed Methane totaled $72.0 million compared to $43.6 million for the same period last year. (See Note M on page 10.)

Outlook
-------
     In April 2001, TECO Energy targeted 15 percent annual earnings growth above last year's $1.99 per share, and the company is maintaining that target despite the challenges of a slowing economy and lower energy prices.

     While TECO Energy achieved 17 percent earnings growth in the first nine months of this year, including 11 percent in the third quarter, the rate of growth is expected to slow in the fourth quarter. Challenges in the remainder of the fourth quarter will be gas prices for the small, unhedged portion of TECO Coalbed Methane's production, and planned generating unit outages and higher interest expense at TPS. The sale of 3.5 million shares of common stock in October will have minimal effect on 2001 earnings per share, but will reduce 2002 earnings per share by about $0.03.

     The Florida operations continue to experience good customer and volume growth. Florida's service-based economy has only a small percentage of industrial load and is not expected to be impacted by an economic slowdown to the same degree as areas of the country that are based on manufacturing. TECO Coal continues to benefit from increased conventional coal production and prices, and from increased volume and better margins from synfuel sales. TECO Coalbed Methane realized net gas prices of $3.10 per thousand cubic feet for the third quarter and had hedged almost 75 percent of fourth quarter production at prices of about $2.50 per thousand cubic feet. Compared to 2000, it expects to produce higher earnings from higher realized gas prices. TPS expects to achieve significant net income growth for the year, even after the $6.1 million after tax asset valuation adjustment in the first quarter.

     TECO Energy has targeted long-term, average annual earnings growth of 10 percent. This target is expected to be challenging next year since 2002 will be a transition year for TECO Energy, as most of the projects under construction throughout 2002 are scheduled to begin to achieve commercial operation in 2003. There is also a general slowdown in the U.S. economy and continued weakness in energy prices. However, most of TECO Energy's businesses are relatively well protected from many of these factors and remain in a position to provide good growth in 2002 in the 5-10 percent range and significantly higher growth in 2003 and beyond.

     As noted on page 14 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations", there are certain factors that could cause actual results to differ materially from these projections.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

     Cash from operations was $166.6 million for the quarter, compared with $138.3 million last year. Cash used for investing activities was $294.7 million, compared with $217.7 million last year. Net cash received from financing activities was $132.4 million, compared with $78.1 million last year, including dividend payments of $46.9 million in the third quarter of 2001, compared with $42.1 million last year.

     Year-to-date cash from operations was $399.2 million, compared with $333.3 million last year. Cash used for investing activities was $754.8 million, compared with $605.4 million last year. Net cash received from financing activities was $333.8 million, compared with $201.0 million last year, including dividend payments of $136.1 million in the first nine months of 2001, compared with $125.2 million last year.

     Since December 31, 2000, construction work in progress increased $443 million due primarily to TPS' Dell and McAdams projects and Tampa Electric's Bayside project. Notes receivable decreased $223 million primarily due to the repayment of the Panda note receivable from the proceeds of the project financing completed in the second quarter. Deferred charges and other assets increased by $73 million due primarily to goodwill for TPS' Frontera project and deferred fuel and purchased power at Tampa Electric.

     Changes in debt balances reflect the issuance of long-term debt, money market notes and common equity and the corresponding decrease in commercial paper balances. Total debt increased by $219 million, reflecting capital spending offset by proceeds from the common stock issuance and the unconsolidated project financing of the Gila River and Union Power projects.

     On Sept. 26, 2001, TECO Energy issued an additional $200 million principal amount of its series of existing 7.20% notes due May 1, 2011. Net proceeds were used to effect a debt exchange of $150 million of put bonds issued in 1998 and repay commercial paper. (See Note J on page 9.)

     As discussed in Note K on page 9, on Oct. 12, 2001, TECO Energy issued 3.5 million additional common shares as a result of increased demand for TECO Energy shares on its inclusion in the S&P 500 index. Net proceeds of $93.5 million from the offering were used to repay short-term debt and for general corporate purposes.

     In June 2001, TPS and Panda closed on a bank financing for the TPS/Panda joint venture's construction of the Union Power Station (formerly known as El Dorado) and Gila River Power Station. The retail syndication closed in mid-July with a group of over 38 banks. This $2.175 billion bank financing included $1.675 billion in five-year non-recourse debt and $500 million in equity bridge loans guaranteed by TECO Energy. Equity contributions from the joint venture, which TECO Energy has guaranteed it will make will be required to fund additional construction costs of up to approximately $657 million. The equity bridge financing must be repaid in four equal installments coincident with Phase 2 and Phase 4 completion of each facility, and the equity contributions must be made over the period that ends with commercial operation of Phase 4 of the projects.

     Capital expenditures in the 2001 through 2004 period are expected to total almost $4.2 billion, including $1.9 billion for the announced projects at TPS and more than $1.1 billion for the repowering of four units at the Bayside Power Station. TECO Energy expects external financing requirements to be $2.3 billion for this timeframe. The company plans to finance these requirements as well as any future business opportunities, including acquisitions and investments to expand the company's generating assets, through roughly equal amounts of debt and equity or equity-like products.

     TECO Energy's guarantees of the equity bridge loans and the additional equity contributions for the construction of the Gila River and Union Power projects, and for certain additional undertakings relating to compliance by the Gila River project with certain environmental requirements, contain customary covenants, as well as two financial covenants. Under the guarantees, TECO Energy's consolidated debt to capital (as defined in the guarantees) must not exceed 65% as of the end of each quarter, and its twelve months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). At Sept. 30, 2001, debt to capital was 61.6% and interest coverage was 4.3 times.

Recent Developments
-------------------

     In October 2001, TECO BGA purchased a district cooling business from FPL Energy Services, a subsidiary of FPL Group. The acquisition includes a 12,000-ton design capacity cooling plant located in downtown Miami. This acquisition provides TECO BGA with a stronger presence in the growing South Florida energy market, long-term contract business, a franchise agreement with the City of Miami and the potential for expansion.

     Effective Nov. 1, 2001, TECO Solutions acquired Prior Energy Corporation, a leading natural gas marketing company, with locations in Alabama, Florida, Georgia, Louisiana and Texas. Prior Energy handles all facets of energy management, including natural gas purchasing and marketing. The company has an established market base in the Southeast.

     In September 2001, Tampa Electric along with the other Florida investor-owned utilities (IOUs) filed with the Florida Public Service Commissioner (FPSC) for approval of rates under the various cost recovery clauses for the period January 2002 through December 2002. This filing includes the impacts of Tampa Electric's mid-course correction filed in February 2001 when Tampa Electric filed with the FPSC for approval of a mid-course correction to increase its fuel cost recovery factors due to significantly higher oil and natural gas prices and purchase power costs. The FPSC has hearings scheduled for November 2001 to address these issues.

     As previously reported, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively, Applicants), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to FERC an application to form a regional transmission organization (RTO) to be known as GridFlorida. On March 28, 2001, FERC granted "provisional" approval of the proposal for GridFlorida. This approval was conditional upon the Applicants making a subsequent compliance filing by May 29, 2001, implementing certain changes described in the order.

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

     The issues raised by the FPSC process create uncertainty with respect to the Applicants' actions to comply with Order No. 2000. Because the resolution of these issues is critical to the continued formation of GridFlorida, the Applicants decided to suspend their RTO development activities until the issues are resolved. This was communicated to FERC when the May 29, 2001 compliance filing was made. The FPSC held an RTO prudence determination proceeding for each company. The FPSC's Staff Recommendaion was issued on Oct. 30, 2001, which among other things recommended that the FPSC issue a determination finding that the utilities were prudent in participating in the collaborative process and incurring the costs to date, but did not recommend a finding of prudence with respect to moving ahead with the RTO as proposed by the Applicants. At a Special Agenda Conference held Nov. 7, 2001, the FPSC decided against the formation of the GridFlorida RTO as proposed, and requested that the Applicants file a plan for the formation of an Independent System Operation within 90 days.

     Concurrently, FERC issued an order initiating mediation to merge the various proposed RTOs in the four quadrants of the country, including the Southeast. The goal was to develop an RTO known as the Southeast Power Grid that would encompass a natural market for power in the Southeast. GridFlorida and TPS are participating in the discussions with the other RTO participants.

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

Business Combinations and Goodwill and Other Intangible Assets

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. See Note P on page 13 for a discussion of the impacts to TECO Energy.

Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement

Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. See Note P on page 14 for a discussion of the impacts to TECO Energy.

Accounting for the Impairment of Disposal of Long-Lived Assets

     In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company is currently reviewing the impact that FAS 144 will have on its results. See Note P on page 13 for a discussion of the impacts to TECO Energy.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in TECO Energy's weighted average interest rate on its variable rate debt would have an estimated $4 million impact on TECO Energy's pretax earnings over the next fiscal year.

     A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of TECO Energy's long-term debt at Sept. 30, 2001.

     Based on policies approved by the Board of Directors, from time to time TECO Energy or its affiliates may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

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

     As TECO Power Services continues its construction and operation of unregulated generation projects such as Commonwealth Chesapeake, Dell, McAdams, Union Power, Gila River and Frontera, the company may utilize futures, swaps and option contracts in connection with the marketing of power in order to reduce the variability of electricity selling prices and commodity price fluctuations.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings

         On Oct. 24, 2001, Tampa Electric Company and the Florida Department of Environmental Protection (FDEP) resolved by consent order an alleged permit exceedance involving Tampa Electric's Polk Power Station. The Polk Power Station was developed as a demonstration project with the participation of the United States Department of Energy to demonstrate an innovative coal gasification fuel technology process. The by-product quantities (residues and unburnt coal) from the process have been higher than anticipated, resulting in on-site storage of quantities in excess of permit limits. The consent order provides for the payment of a $330,000 penalty, which was paid on Nov. 8, 2001.

          In August 2001, Tampa Electric paid a $104,000 penalty to FDEP as a result of unanticipated delays in resolving the maintenance and repair response pursuant to an April 10, 2001 consent order, which related to solid waste and disposal facilities at Tampa Electric's Big Bend Station.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

    12   Ratio of earnings to fixed charges


    (b)  Reports on Form 8-K

    The registrant filed the following Current Reports on Form 8-K during the third quarter ended Sept. 30, 2001.

         The registrant filed a Current Report on Form 8-K dated Sept. 21, 2001, reporting under "Item 5. Other Events" furnishing certain exhibits
                                   ------------
         for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

         The registrant filed a Current Report on Form 8-K dated Sept. 26, 2001, reporting under "Item 5. Other Events" furnishing certain exhibits for
                                   ------------
         incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

    The registrant filed the following Current Report on Form 8-K subsequent to the third quarter ended Sept. 30, 2001.

         The registrant filed a Current Report on Form 8-K dated Oct. 9, 2001, reporting under "Item 5. Other Events" furnishing certain exhibits for
                                   ------------
         incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TECO ENERGY, INC.
                                     --------------------------
                                            (Registrant)



Date:  Nov. 13, 2001                *By:    /s/ G. L. GILLETTE
                                         ------------------------------
                                              G. L. GILLETTE
                                       Senior Vice President - Finance
                                         and Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.     Description of Exhibits

    12          Ratio of earnings to fixed charges