Form 10-Q
period 2002-03-31
TECO ENERGY INC
filed 2002-05-15
CIK 350563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                              ----------------------

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

                                 YES   X     NO
                                      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2002):

                     Common Stock, $1 Par Value 140,413,047


                      Index to Exhibits Appears on Page 27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2002 and 2001, and the results of their operations and cash flows for the three-month periods ended Mar. 31, 2002 and 2001. The results of operations for the three-month period ended Mar. 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 8 through 17 of this report.

                                TECO ENERGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                     (in millions, except for share amounts)

                                                                    Mar. 31,             Dec. 31,
                                                                        2002                 2001
                                                                    --------            ----------
                                     Assets

Current assets
     Cash and cash equivalents                                      $    82.8           $    108.4
     Restricted cash                                                      1.6                  1.7
     Receivables, less allowance for uncollectibles                     367.0                348.1
     Current notes receivable                                           137.0                 92.7
     Inventories, at average cost
        Fuel                                                            112.7                 87.3
        Materials and supplies                                           83.4                 83.2
     Prepayments and other current assets                                34.0                 44.4
                                                                    ---------           ----------
                                                                        818.5                765.8
                                                                    ---------           ----------
Property, plant and equipment
     Utility plant in service
        Electric                                                      4,903.5              4,861.1
        Gas                                                             705.2                699.4
     Construction work in progress                                    1,128.3                897.0
     Other property                                                   1,096.4              1,086.0
                                                                    ---------           ----------
                                                                      7,833.4              7,543.5
     Accumulated depreciation                                        (2,760.5)            (2,705.2)
                                                                    ---------           ----------
                                                                      5,072.9              4,838.3
                                                                    ---------           ----------
Other assets
     Other investments                                                  374.5                220.5
     Investment in unconsolidated affiliates                            182.6                172.9
     Goodwill                                                           167.2                165.8
     Deferred income taxes                                              241.9                242.0
     Regulatory asset                                                   162.2                192.1
     Deferred charges and other assets                                  195.2                166.0
                                                                    ---------           ----------
                                                                      1,323.6              1,159.3
                                                                    ---------           ----------
                                                                    $ 7,215.0           $  6,763.4
                                                                    =========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               TECO ENERGY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                    Unaudited
                     (in millions, except for share amounts)

                                                                                     Mar. 31,             Dec. 31,
                                                                                         2002                 2001
                                                                                    -----------          -----------
                                            Liabilities and Capital

Current liabilities
     Long-term debt due within one year                                             $   813.7            $   788.8
     Notes payable                                                                      545.3                638.9
     Accounts payable                                                                   311.4                267.4
     Current derivative liability                                                         5.0                 33.5
     Customer deposits                                                                   87.6                 86.3
     Interest accrued                                                                    65.3                 35.6
     Taxes accrued                                                                       84.7                 71.7
                                                                                    ---------            ---------
                                                                                      1,913.0              1,922.2

Deferred income taxes                                                                   487.1                498.7
Investment tax credits                                                                   31.2                 32.3
Regulatory liability                                                                    104.6                106.2
Other deferred credits                                                                  255.5                189.9
Long-term debt, less amount due within one year                                       1,808.3              1,842.5

Company preferred securities                                                            649.1                200.0

Capital
        Common stock - 400 million shares authorized, $1 par value -
          outstanding 139,831,589 in 2002 and 139,636,726 shares in 2001.               139.8                139.6
        Additional paid-in capital                                                      551.7                600.7
        Retained earnings                                                             1,325.6              1,298.0
        Accumulated other comprehensive income                                           (9.7)               (22.4)
                                                                                    ---------            ---------
     Common equity                                                                    2,007.4              2,015.9
     Unearned compensation                                                              (41.2)               (44.3)
                                                                                    ---------            ---------
                                                                                    $ 7,215.0            $ 6,763.4
                                                                                    =========            =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                TECO ENERGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                     (in millions, except per share amounts)

                                                                                     For the three months ended Mar. 31,
                                                                                           2002                  2001
                                                                                     ----------            ----------
Revenues
     Regulated electric and gas revenues (includes franchise fees and gross
        receipts taxes of $17.2 million in 2002, and $19.8 million in 2001)           $   424.1             $   459.9
     Unregulated                                                                          316.2                 211,3
                                                                                      ---------             ---------
         Total revenue                                                                    740.3                 671.2
                                                                                      ---------             ---------

Expenses
     Regulated operation
        Fuel                                                                               66.3                  42.9
        Purchased power                                                                    27.1                  33.4
        Natural gas sold                                                                   35.3                  82.0
        Other                                                                              63.5                  62.9
     Other operation                                                                      292.0                 188.0
     Maintenance                                                                           40.0                  36.8
     Depreciation                                                                          79.9                  69.5
     Taxes, other than income                                                              44.2                  46.2
                                                                                      ---------             ---------
        Total expenses                                                                    648.3                 561.7
                                                                                      ---------             ---------
Income from operations                                                                     92.0                 109.5
                                                                                      ---------             ---------

Other income
     Allowance for other funds used during construction                                     4.3                   0.8
     Other income (expense), net                                                           15.3                  (1.3)
     (Loss) income from equity investments                                                 (0.2)                  6.2
                                                                                      ---------             ---------
        Total other income                                                                 19.4                   5.7
                                                                                      ---------             ---------

Interest charges
     Interest expense                                                                      40.1                  41.2
     Distributions on preferred securities                                                  9.1                   4.3
     Allowance for borrowed funds used during construction                                 (1.7)                 (0.3)
                                                                                      ---------             ---------
        Total interest charges                                                             47.5                  45.2
                                                                                      ---------             ---------

Income before provision for income taxes                                                   63.9                  70.0
Less: (benefit) provision for income taxes                                                (11.5)                  0.3
                                                                                      ---------             ---------

Net Income                                                                            $    75.4             $    69.7
                                                                                      =========             =========

Average common shares outstanding - basic                                                 139.7                 128.6
                                                                                      =========             =========
Average common shares outstanding - diluted                                               140.3                 129.8
                                                                                      =========             =========

Earnings per average common share outstanding
    Net income
       Basic                                                                          $    0.54             $    0.54
                                                                                      =========             =========
       Diluted                                                                        $    0.54             $    0.53
                                                                                      =========             =========

Dividend paid per common share outstanding                                            $   0.335             $   0.325
                                                                                      =========             =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                TECO ENERGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                  (in millions)

                                                                                         For the three months ended Mar. 31,
                                                                                                2002                2001
                                                                                            --------            --------
Cash flows from operating activities
Net income                                                                                  $   75.4            $   69.7
     Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                             79.9                69.5
       Deferred income taxes                                                                   (18.9)                2.4
       Investment tax credits, net                                                              (1.1)               (1.2)
       Allowance for funds used during construction                                             (6.0)               (1.1)
       Amortization of unearned compensation                                                     4.5                 1.9
       Equity in earnings of unconsolidated affiliates                                           1.5                (3.7)
       Asset valuation adjustment, pretax                                                         --                11.1
       Deferred recovery clause                                                                 28.3                (7.7)
       Receivables, less allowance for uncollectibles                                          (18.9)               15.6
       Inventories                                                                             (25.6)              (12.1)
       Taxes accrued                                                                            13.0                 6.5
       Interest accrued                                                                         29.7                 8.5
       Accounts payable                                                                         25.3               (35.1)
       Other                                                                                    16.5                10.9
                                                                                            --------            --------
          Cash flows from operating activities                                                 203.6               135.2
                                                                                            --------            --------

Cash flows from investing activities
     Capital expenditures                                                                     (316.7)             (200.7)
     Allowance for funds used during construction                                                6.0                 1.1
     Purchase of business                                                                         --              (280.3)
     Investment in unconsolidated affiliates                                                    (0.4)                1.7
     Repayment of other non-current investment                                                    --               197.3
     Other non-current investments                                                            (208.4)              (15.4)
                                                                                            --------            --------
          Cash flows from investing activities                                                (519.5)             (296.3)
                                                                                            --------            --------

Cash flows from financing activities
     Dividends                                                                                 (48.2)              (42.4)
     Common stock                                                                                4.4               236.9
     Repayment of long-term debt                                                                (8.0)              (16.2)
     Net decrease in short-term debt                                                           (93.6)              (58.6)
     Issuance of preferred securities                                                          435.7                  --
                                                                                            --------            --------
          Cash flows from financing activities                                                 290.3               119.7
                                                                                            --------            --------


Net decrease in cash and cash equivalents                                                      (25.6)              (41.4)
Cash and cash equivalents at beginning of period                                               108.4                98.2
                                                                                            --------            --------
Cash and cash equivalents at end of period                                                  $   82.8            $   56.8
                                                                                            ========            ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                TECO ENERGY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    Unaudited
                                  (in millions)

                                                                       For the three months ended Mar. 31,
                                                                               2002               2001
                                                                           --------           --------
Net income                                                                 $   75.4           $   69.7

Other comprehensive income (loss), net of tax:
     Cash flow hedges net of adjustments (see Note B)                          12.7                0.1
                                                                           --------           --------
Comprehensive income                                                       $   88.1           $   69.8
                                                                           ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

A.   Summary of Significant Accounting Policies

          Revenue Recognition: TECO Energy and its subsidiaries recognize revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAS) 101, Revenue Recognition in Financial Statements. The criteria outlined in SAS101 are that (a) there is persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. Generally, TECO Energy and its subsidiaries recognize revenues on a gross basis when earned, and the risks and rewards of ownership have transferred to the buyer.

          The regulated utilities' retail business and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC), and Tampa Electric's wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the regulated utilities qualify for the application of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain types of Regulation. See Note D for a discussion of the applicability of FAS 71 to the company. Revenues for certain transportation services at TECO Transport are recognized on a percentage of completion method, which includes estimates of the distance traveled and/or the time elapsed compared to the total estimated contract.

          Revenues for long-term construction-type contracts at TECO BGA and BCH Mechanical are recognized on a percentage of completion method, which includes estimates of the total costs for the project compared to the estimated work progress already completed for the contract. Each month, revenue recognition and realized profit is adjusted to reflect only the percentage of the estimated costs that has been completed. Revenues from operations at TECO Coalbed Methane are based on oil and gas joint venture accounting, which reflects the proportional share of an undivided interest in joint ventures.

          Accounting for Franchise Fees and Gross Receipts: TECO Coal and a subsidiary of TECO Transport incur most of TECO Energy's total excise taxes. Each of these companies accrues as an expense the expected amount of excise taxes and reconciles to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Tampa Electric and Peoples Gas System expense excise taxes when incurred.

          The regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers' bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Income Statement. These amounts totaled $17.2 million, and $19.8 million, for the three months ended Mar. 31, 2002 and 2001, respectively. Franchise fees and gross receipt taxes paid by the regulated utilities are included in Taxes, other than income on the Consolidated Statement of Income, and totaled $17.2 million and $19.7 million, respectively, for the three months ended Mar. 31, 2002 and 2001.

          Restrictions on Dividend Payments and Transfer of Assets: Dividends on TECO Energy's common stock are at the discretion of its board of directors. Should TECO Energy exercise its right to defer payments on its subordinated notes issued in connection with the issuances of trust preferred securities by TECO Capital Trust I or TECO Capital Trust II, the company would be prohibited from paying cash dividends on its common stock until the unpaid distributions on the subordinated notes are made. The company has not exercised that right.

          The primary sources of funds to pay dividends on TECO Energy's common stock are dividends from its operating companies. Tampa Electric's first mortgage bonds and certain long-term debt at Peoples Gas System contain restrictions that limit the payment of dividends on the common stock of Tampa Electric Company. Tampa Electric's first mortgage bonds do not limit loans or advances. In addition, TECO Diversified, Inc., a wholly owned subsidiary of TECO Energy and the holding company for TECO Transport, TECO Coal, TECO Coalbed Methane and TECO Solutions, has a guaranty related to a coal supply agreement that limits the payment of dividends to its common shareholder, but does not limit loans or advances. As of

     Mar. 31, 2002 and Dec. 31, 2001, the balances restricted as to transfer to the parent company in the form of loans, advances or cash dividends was less than 25 percent of consolidated common equity.

          Planned Major Maintenance: TECO Energy and its affiliates overall account for planned maintenance projects by expensing the costs as incurred. Generally, planned major maintenance projects do not increase the overall life or value of the related assets and are expensed accordingly. When the planned major maintenance materially increases the life or value of the underlying asset, the cost is capitalized. While normal maintenance outages covering various areas of the plants generally occur on at least a yearly basis, major overhauls occur less frequently.

          Tampa Electric expenses major maintenance costs as incurred. Concurrent with a planned major maintenance outage, the cost of adding or replacing retirement units-of-property is capitalized in conformity with FPSC and FERC regulations.

          At TECO Power Service (TPS), the San Jose and Alborada plants in Guatemala each has a long-term power purchase agreement (PPA) with one customer in Guatemala. A major maintenance revenue recovery component is implicit in the capacity payment portion of the PPA for each plant. Accordingly, a portion of each monthly fixed capacity payment is deferred to recognize the portion that reflects recovery of future planned major maintenance expense that will take place in the future. Actual maintenance costs are expensed when incurred with a like amount of deferred recovery revenue recognized at the same time. All other TPS operating projects expense major maintenance costs when incurred.

          Principles of Consolidation and Reclassifications: All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with current year presentations. These reclassifications did not affect total net income or total equity.

B.   Comprehensive Income

          FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements and are reflected in the Statement of Comprehensive Income. Components of other comprehensive income (loss) (OCI) are presented below:

     (in millions)                                                     Gross $          Tax $          Net $
                                                                       -------          -----          -----
     Three months ended Mar. 31, 2002
        Unrealized losses on cash flow hedges                          $ 33.2         $ 10.6         $ 22.6
        Less: adjustment for losses included in net income              (20.4)          (7.9)         (12.5)
                                                                       ------         ------         ------
          Gain (loss) on cash flow hedges                                12.8            2.7           10.1
        Portion of equity investment cash flow hedges                     4.2            1.6            2.6
                                                                       ------         ------         ------
          Total other comprehensive income                             $ 17.0         $  4.3         $ 12.7
                                                                       ======         ======         ======

     Three months ended Mar. 31, 2001
        Unrealized losses on cash flow hedges                          $  9.7         $  3.7         $  6.0
        Less: adjustment for losses included in net income               (9.6)          (3.7)          (5.9)
                                                                       ------         ------         ------
          Total other comprehensive income                             $  0.1         $   --         $  0.1
                                                                       ======         ======         ======

C.   Derivatives and Hedging

          FAS 133, Accounting for Derivative Instruments and Hedging, requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the designation of those instruments. From time to time, TECO Energy has entered into futures, swaps and options contracts to hedge the selling price for its physical production at TECO Coalbed Methane, to limit exposure to gas price increases at Prior Energy and Peoples Gas System
     (PGS), to limit exposure to interest rate fluctuations at TECO Energy and other affiliates, to limit exposure to electricity and other commodity fluctuations at TECO Power Services (TPS), and to limit exposure to fuel price increases at TECO Transport.

          As of Mar. 31, 2002, TECO Energy had transactions in place to hedge commodity price risk and interest rate risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months ended Mar. 31, 2002, and 2001, TECO Energy reclassified net pretax losses of $21.9 million, and $9.6 million, respectively, to earnings for cash flow hedges. Reclassifications from OCI to earnings primarily occur when (1) the underlying hedged transaction impacts earnings or (2) the forecasted transaction is no longer probable. At Mar. 31, 2002, the company had derivative assets totaling $5.7 million and liabilities totaling $9.9 million, and $6.6 million in unrealized after-tax losses recorded in OCI for changes in fair value for open cash flow hedges, compared to $0.1 million in unrealized after-tax losses at Mar. 31, 2001.

          TECO Energy does not use derivatives or other financial products for speculative purposes.

D.   Regulatory Assets and Liabilities

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

          The utilities apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements, revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decrease in fuel, purchased power, conservation and environmental costs, and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2002, and Dec. 31, 2001, are presented below:

                                                                Mar. 31, 2002      Dec. 31, 2001
                                                                -------------      -------------
     Regulatory assets:
         Regulatory tax asset (1)                                 $   43.2           $   41.3
         Other:
              Recovery clause related                                 76.8              105.2
              Coal contract buyout (2)                                 7.4                8.1
              Deferred bond refinancing costs (3)                     13.0               13.4
              Environmental remediation                               20.3               22.3
              Other                                                    1.5                1.8
                                                                  --------           --------
                                                                     119.0              150.8
                                                                  --------           --------
     Total regulatory assets                                      $  162.2           $  192.1
                                                                  ========           ========

     Regulatory liabilities:
         Regulatory tax liability (1)                             $   41.5           $   43.1
         Other:
              Deferred allowance auction credits                       1.0                1.1
              Recovery clause related                                  0.5                0.5
     Deferred gain on property sales (4)                               0.8                0.9
              Revenue refund                                           6.4                6.3
              Environmental remediation                               20.3               22.3
              Transmission and delivery storm reserve                 33.0               32.0
              Other                                                    1.1                 --
                                                                  --------           --------
                                                                      63.1               63.1
                                                                  --------           --------
     Total regulatory liabilities                                 $  104.6           $  106.2
                                                                  ========           ========

     (1) Related to plant life. Includes excess deferred taxes of $23.7 million and $24.6 million as of Mar. 31, 2002 and Dec. 31, 2001, respectively.
     (2)  Amortized over a 10-year period ending December 2004
     (3)  Refinancing costs as follows:
                 Debt related to                          Amortized until
                 ---------------                          ---------------
                  Refinancing costs for $85.95 million          2014
                  Refinancing costs for $155 million            2003
                  Refinancing costs for $100 million            2012
                  Refinancing costs for $25 million             2011
                  Refinancing costs for $51.605 million         2005
                  Refinancing costs for $38 million             2011
     (4)  Amortized over a 5-year period with various ending dates


E.   Purchased Power

          Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months ended Mar. 31, 2002 and 2001, Tampa Electric purchased $27.1 million and $33.4 million, respectively.

          As disclosed in Part 1, Item 1. Business to Form 10-K, TECO Power Services, through its wholly owned subsidiary Hardee Power Partners, has agreements with Seminole Electric Cooperative and Tampa Electric to supply all the power and capacity of its Hardee Power Station for 20 years beginning in 1993. Under the Seminole agreement, Hardee has agreed to supply Seminole with an additional 145 megawatts of capacity during the first 10 years of the contract, which it is purchasing from Tampa Electric's Big Bend Unit 4 for resale to Seminole. To meet other firm commitment contracts, TPS' merchant plants may also purchase power from time to time. Total unregulated purchased power for the three months ended Mar. 31, 2002 and 2001 was $6.6 million and $9.5 million, respectively.

F.   Commitments and Contingencies

          TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2002 will be approximately $1,232 million. TPS' investment of $490 million is net of $500 million of non-recourse project financing expected for the Dell, McAdams, Frontera and Commonwealth Chesapeaks power stations.

        Capital Expenditures (millions):
          Tampa Electric Company
             Tampa Electric division                         $   624
             Peoples Gas System division                          58
          TECO Power Services Corporation                        490
          TECO Transport Corporation                              20
          TECO Coal Corporation                                   35
          Other unregulated businesses                             5
                                                             -------
                                                             $ 1,232
                                                             =======

          TECO Energy had letters of credit and financial guarantees outstanding at Mar. 31, 2002, as indicated below. In addition, as discussed in Note G, TECO Energy is guaranteeing $500 million in fully-drawn equity bridge facilities for the construction of the Gila River and Union Power projects.

        Letters of credit and financial guarantees (millions)
          Letters of credit                            $161.8
          Guarantees:
             Debt related                                24.7
             Fuel purchase related                      183.8
             Energy management/other                     28.4
          Contingent purchase obligations                60.0

          TECO Energy's guarantees of the equity bridge loans and the additional equity contributions, and for certain additional undertakings relating to compliance by the Gila River project with certain environmental requirements, contain customary covenants, as well as two financial covenants. Under the financial agreements, TECO Energy's consolidated debt to capital (as defined in the guarantees) must not exceed 65% as of the end of each quarter, and its twelve months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least
     3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). At Mar. 31, 2002, debt to capital was 58.2% and interest coverage was 4.1 times. In addition, this financing requires that TECO Energy maintain senior unsecured credit ratings not less than one rating of BBB and one rating of BBB-. Failure to meet these covenants would constitute a default event, and the equity bridge financing would become due and payable. TECO Energy's ratings currently meet this requirement, as noted in the LIQUIDITY CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION section. As identified above for the equity bridge guarantee TECO Energy's bank facility also includes a similar debt to capital covenant.

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

G.   Investments in Unconsolidated Affiliates

          Certain investments are accounted for using the equity method of accounting. At Mar. 31, 2002, these investments in unconsolidated affiliates included TPS' 50-percent voting interest in TECO-Panda Generating Company L.P. (TPGC). TPGC is a development stage enterprise and had no revenues for the periods ended Mar. 31, 2002 and 2001. Results from operations were not material for these periods.

          TPGC is accounted for using the equity method of accounting reflecting the Company's significant influence but lack of control over the operating and financial policies of TPGC. The Company has determined that its investment in TPGC does not meet the test for presumption of control (ownership of over 50% of the voting interests) and does not contain any element that would nevertheless indicate control when the presumption of control does not exist.

          The TPGC underlying projects are under construction, and TPGC is being funded from a combination of loans to TPGC and funds from the project financing facility. In turn, TPGC is funding the construction costs of each project. Upon commercial operation of certain phases of the projects and based on the timing of financing, permanent funding is required by the partners pursuant to the partnership agreement, as well as the financing agreement.

          No partner has made any direct guarantees of partnership debt. TECO Energy has guaranteed $250 million of the project financing to each of the Gila River project entity and the Union Power project entity, both of which are wholly owned subsidiaries of TPGC. In addition, TECO Energy has guaranteed the obligations of the contractor under the construction contracts for these projects.

H.   Guarantees of Subsidiary Securities

          TECO Finance, a wholly owned finance subsidiary of TECO Energy, had $386.4 million of commercial paper and $9.0 million of notes due 2002 outstanding at Mar. 31, 2002. Its obligations are fully and unconditionally guaranteed by TECO Energy. There are no restrictions on dividends or cash advances from TECO Finance to TECO Energy or its subsidiaries.

I.   Related Parties

          The Company and its subsidiaries had certain transactions, in the ordinary course of business, with entities in which directors of the Company had interests. These transactions, primarily for legal services, were not material for the periods ended Mar. 31, 2002 and 2001. No material balances were payable as of Mar. 31, 2002 or 2001.

          TPS Arkansas Operations and TPS Arizona Operations, both wholly owned subsidiaries of TPS, have a combined receivable from TPGC of $0.3 million as of Mar. 31, 2002.

          In addition, TPS recognized income on notes receivable from unconsolidated affiliates in which TPS holds joint venture interests, and from credit support for the TPGC joint venture. The notes receivable from unconsolidated affiliates include:

        ($ millions)                                       Mar. 31,   Dec. 31,
        Notes Receivable from:                  Rate           2002       2001
        ----------------------              ------------   --------   --------
           Panda Energy                           12%        $137.0   $   92.7
           Mosbacher Power Partners L.P.          12%          13.1       13.1
           Mosbacher Power Partners L.P.           9%          21.1       21.1
           Mosbacher Power Partners L.P.          12%           6.2        6.2
           EEGSA                                7.01%(1)       13.3       10.9
           TPGC                                 6.69%(1)      162.1       37.5
           TPGC                                 7.82%(1)      123.5       86.7

        (1) Current rate at Mar. 31, 2002

          TPS has agreed to purchase the interests of Panda Energy in the TPGC projects in 2007 for $60 million, and TECO Energy has guaranteed TPS' purchase obligation. This obligation may be accelerated if Panda Energy defaults on a bank loan for which the TPS purchase obligation is collateral or if TECO Energy permits its debt-to-capital to exceed 65% or defaults in the payment of indebtedness in excess of $50 million. Panda Energy may negate the purchase arrangement at any time by paying TPS a cancellation fee that ranges from $8 million to $20 million.

J.   Company Preferred Securities

          In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed by TECO Energy, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. The equity units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated debt. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. The net proceeds from the offering were used to repay short-term debt and for general corporate purposes.

K.   Other Non-Operating Items Affecting Net Income

          In the first quarter of 2001, TECO Energy recorded pretax charges to adjust asset valuations totaling $11.1 million. The adjustments included a $6.1 million after-tax adjustment ($9.3 million pretax) related to the sale of TPS' minority interests in Energia Global International, Ltd. (EGI) which owned smaller power generation projects in Central America, and a $1.1 million after-tax adjustment ($1.8 million pretax) to adjust the carrying value of leveraged leases at TECO Investments. No asset valuation adjustments were recognized in the first quarter of 2002.

L.   Income Tax Expense

          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted below. The non-conventional fuels tax credits are generated on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration that could impact the qualification of Section 29 synthetic fuel tax credits. The full-year estimate of the non-conventional fuels tax credits for 2002 is approximately $113 million. The full-year estimate for cash federal tax payments is expected to be $40-$50 million for 2002.

     Three Months Ended Mar. 31,
     (in millions)                                                 2002           2001
                                                                   ----           ----
     Net income                                                  $  75.4        $  69.7
     Total income tax provision                                    (11.5)           0.3
                                                                 -------        -------
     Net income before income taxes                              $  63.9        $  70.0
                                                                 =======        =======

     Income taxes on above at federal
       statutory rate of 35%                                     $  22.4        $  24.5
     Increase (Decrease) due to:
       State income tax, net of federal income tax                   1.7            2.5
       Amortization of investment tax credits                       (1.1)          (1.2)
       Non-conventional fuels tax credit                           (29.8)         (22.9)
       Permanent reinvestment for foreign income                    (2.6)          (2.3)
       Other                                                        (2.1)          (0.3)
                                                                 -------        -------
     Total income tax provision                                  $ (11.5)       $   0.3
                                                                 =======        =======

     Provision for income taxes as a percent of
       Net income before income taxes                              -18.0%           0.4%
                                                                 =======        =======

M. Earnings per Share: The reconciliation of basic and diluted earnings per share is shown below:

     Three Months Ended Mar. 31,                                   2002           2001
                                                                   ----           ----
     (In millions, except per share amounts)
     Numerator (Basic and Diluted)
     -----------------------------
     Net income                                                  $  75.4        $  69.7
     Less: Additional expense (after-tax) for contingent shares     (0.2)          (1.1)
                                                                 -------        -------
     Net income - diluted                                        $  75.2        $  68.6
                                                                 =======        =======

     Denominator
     -----------
     Average number of shares outstanding - basic                  139.7          128.6
     Plus: incremental shares for assumed
      conversions: Stock options and Contingent
      Performance Shares at end of period                            3.4            4.7
     Less: Treasury shares which could be purchased                 (2.8)          (3.5)
                                                                 -------        -------
     Average number of shares outstanding - diluted                140.3          129.8
                                                                 =======        =======

     Earnings per share
       Basic                                                     $  0.54        $  0.54
                                                                 =======        =======
       Diluted                                                   $  0.54        $  0.53
                                                                 =======        =======

N.   Segment Information

          The management of TECO Energy determined its reportable segments based on each subsidiary's contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy but are included in determining reportable segments.

     Contributions by business segment (in millions)

                                                        Revenues(1)     Net Income(1)(2)
                                                        --------        ----------
         Three Months Ended Mar. 31, 2002
         Tampa Electric Company
              Tampa Electric division (3)               $   345.7            $    36.0
              Peoples Gas System division (4)                85.4                  9.8
                                                        ---------            ---------
                   Total Regulated                          431.1                 45.8
                                                        ---------            ---------
           TECO Power Services (5)                           55.3                  4.9
           TECO Transport (7)                                64.2                  6.9
           TECO Coal (8)                                     81.0                 17.4
           Other unregulated businesses (9)                 167.2                  7.7
                                                        ---------            ---------
                   Total Unregulated                        367.7                 36.9
                                                        ---------            ---------
                                                            798.8                 82.7
         Other/financing/eliminations                       (58.5)                (7.3)
                                                        ---------            ---------
         TECO Energy consolidated                       $   740.3            $    75.4
                                                        =========            =========


         Three Months Ended Mar. 31, 2001
         Tampa Electric Company
              Tampa Electric division (3)               $   336.0            $    30.5
              Peoples Gas System division (4)               134.1                 10.5
                                                        ---------            ---------
                   Total Regulated                          470.1                 41.0
                                                        ---------            ---------
           TECO Power Services (5) (6)                       68.2                  2.5
           TECO Transport (7)                                71.9                  8.4
           TECO Coal (8)                                     77.4                 14.0
           Other unregulated businesses (9)                  53.7                 11.3
                                                        ---------            ---------
                   Total Unregulated                        271.2                 36.2
                                                        ---------            ---------
                                                            741.3                 77.2
         Other/financing/eliminations                       (70.1)                (7.5)
                                                        ---------            ---------
         TECO Energy consolidated                       $   671.2            $    69.7
                                                        =========            =========

         (1) From continuing operations. Revenues for all periods have been restated to reflect the reclassification of earnings from equity investments from Revenues to Other Income. There is no impact to Net Income as reported.
         (2) Segment Net Income is reported on a basis that includes internally allocated financing costs. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% for the three months ended Mar. 31, 2002 and 2001.
         (3) Revenues from sales to affiliates were $7.0 million and $10.2 million, respectively, for the three months ended Mar. 31, 2002 and 2001. Net income includes provisions for taxes of $18.2 million, and $16.8 million, respectively for the three months ended Mar. 31, 2002 and 2001.
         (4) Net income includes and provisions for taxes of $6.1 million, and $6.2 million, respectively for the three months ended Mar. 31, 2002 and 2001.
         (5) Revenues from sales to affiliates were $12.1 million and $21.3 million, respectively, for the three months ended Mar. 31, 2002 and 2001. Net income includes internally allocated financing costs of $18.7 million, and $14.1 million, and benefit for taxes of $1.0 million, and $2.0 million, respectively for the three months ended Mar. 31, 2002 and 2001.

         (6) Net income for the three months ended Mar. 31, 2001 includes a $6.1 million after-tax reserve for an asset valuation adjustment related to its minority interests in smaller international projects.
         (7) Revenues from sales to affiliates were $30.9 million and $33.3 million, respectively, for the three months ended Mar. 31, 2002 and 2001. Net income includes internally allocated financing income of $0.4 million, and $0.1 million, and provisions for taxes of $3.7 million, and $4.6 million, respectively for the three months ended Mar. 31, 2002 and 2001.
         (8) Net income includes internally allocated financing costs of $2.0 million, and $1.9 million, and benefit for taxes of $5.7 million, and $3.5 million, respectively for the three months ended Mar. 31, 2002 and 2001.
         (9) Revenues from sales to affiliates were $8.5 million and $5.3 million, respectively, for the three months ended Mar. 31, 2002 and 2001. Net income includes internally allocated financing costs of $1.9 million, and $1.7 million, and provisions for taxes of $1.8 million, and $5.0 million, respectively for the three months ended Mar. 31, 2002 and 2001.

O.       Mergers and Acquisitions

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

               In November 2001, TECO Solutions acquired Prior Energy Corporation, a leading natural gas marketing company serving customers throughout the southeast. Prior Energy performs energy management services, including natural gas purchasing and marketing.

P.       New Accounting Pronouncements

               FAS 141 and FAS 142: Effective Jan. 1, 2002, the company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror's intent to do so. These intangible assets are required to be amortized over their useful lives.

               The amount of goodwill included on the consolidated balance sheet at Mar. 31, 2002 and Dec. 31, 2001 was $167.2 million and $165.8 million, respectively, net of accumulated amortization of $9.5 million. Adoption of FAS 142 effective Jan. 1, 2002 resulted in the elimination of approximately $5 million of annual amortization. Results for the quarters ended Mar. 31, 2001, included $0.9 million of goodwill amortization. Adjusting results to exclude this, net income would have been $70.6 million, and Basic and Diluted Earnings per share would have been $0.55 per share and $0.54 per share, respectively. Under FAS 142, initial impairment testing should be completed within six months of adoption. TECO Energy is in the process of performing the initial impairment testing of all goodwill.

               The amount of intangible assets included in deferred charges and other assets on the consolidated balance sheet at Mar. 31, 2002 was $12.3 million, net of accumulated amortization of $28.5 million, and at Dec. 31, 2001 was $28.5 million, net of accumulated amortization of $12.3 million. This represents the value of customer backlog, supply agreements and the open cash flow hedges as of Nov. 1, 2001, related to the Prior Energy acquisition in November 2001. The company is amortizing the intangibles over the periods expected to benefit from these agreements up to 2003. Amortization expense of $16.2 million was recorded in the first quarter of 2002.

               FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value and the corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

               FAS 144: In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The company's adoption of FAS 144, effective Jan. 1, 2002, has had no significant impact on its results.

               FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company is reviewing the impact that FAS 145 will have on its results.

Q.       Subsequent Event

               In May 2002, the Company issued $300 million principal amount of 6.125% Notes due May 1, 2007, and $400 million principal amount of 7.0% Notes due May 1, 2012. These notes are redeemable at the option of the company, in whole or in part, from time to time, at a redemption price equal to the greater of 100% of the principal amount of the notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds of $694.4 million will be used to repay maturing debt, repay short-term indebtedness and for general corporate purposes.

Item 2.  Management's Discussion & Analysis of Financial Condition & Results of
         ----------------------------------------------------------------------
         Operations
         ----------

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: completion of our audited financial statements; general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric, Peoples Gas System (PGS) or TECO Power Services (TPS); commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System, as well as the margins at TECO Coalbed Methane and TECO Coal; energy price changes affecting TPS' merchant plants; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TPS' ability to successfully develop, construct, finance and operate its projects on schedule and within budget; TPS' ability to obtain financing for its Dell and McAdams projects being constructed by NEPCO, and maintain funding for the Union and Gila River projects being constructed by NEPCO, and the ability of NEPCO or a replacement contractor to complete these projects; TECO Energy's ability to find and successfully implement attractive investments in unregulated businesses; TPS' ability to sell the output of the merchant plants operating or under construction at volumes and rates to recover the investment; the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures; interest rates and other factors that could impact TECO Energy's ability to obtain access to sufficient capital on satisfactory terms; and TECO Coal's ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration. Some of these factors are discussed more fully under "Investment Considerations" in the company's Annual Report on Form 10-K for the year ended Dec. 31, 2001, and reference is made thereto.

Results of Operations
---------------------

Three Months Ended Mar. 31, 2002:

         First quarter net income increased 8 percent to $75.4 million, compared with $69.7 million in 2001. Earnings per share for the quarter were $.54 (basic), unchanged from the same period in 2001. The average number of common shares outstanding in the first quarter was 8.6 percent higher in 2002 than the same period in 2001. Revenues increased 10.3 percent to $740.3 million for the quarter, compared to $671.2 million for the same period last year.

         Results for the quarter relative to 2001 reflected the continued strong customer growth at Tampa Electric and Peoples Gas System, partially offset by mild winter weather patterns. At TECO Power Services (TPS), results in 2001 included a $6.1 million after-tax reserve for an asset valuation adjustment related to the sale of its minority interest in Energia Global International LTD. (EGI). At TECO Coal, results for 2002 reflected better prices, as well as increased synthetic fuel production.

Tampa Electric Company - Electric division (Tampa Electric)

         Tampa Electric's net income for the first quarter was $36.0 million, compared with $30.5 million for the same period in 2001. The benefits of strong customer growth of 2.6 percent in 2002 was partially offset by mild winter weather patterns which resulted in retail energy sales 4.8 percent lower than 2001. Results in the first quarter of 2001 included higher than normal energy sales due to colder than normal winter weather. The company showed improved results from higher income related to a pole attachment revenue true-up. Depreciation expense increased due to normal plant growth. Allowance for funds used during construction (AFUDC) (which represents interest and allowed equity cost capitalized to the construction costs), primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $6.0 million for the quarter, from $1.1 million for the same period last year. A summary of the operating statistics for the three months ended Mar. 31, 2002 and 2001 follows:

(in millions, except average customers)          Operating Revenues                   Kilowatt-hour sales
                                           ------------------------------        ------------------------
Three Months Ended Mar. 31,                  2002       2001     Change            2002       2001     Change
                                           -------    -------    ------          --------   --------   ------
Residential                                $ 162.7    $ 158.6      2.6%           1,714.4    1,878.8    -8.8%
Commercial                                   102.8       91.8     12.0%           1,285.7    1,304.4    -1.4%
Industrial - Phosphate                        16.2       16.0      1.3%             316.8      343.1    -7.7%
Industrial - Other                            19.1       15.9     20.1%             283.3      271.1     4.5%
Other sales of electricity                    26.2       23.2     12.9%             311.9      313.9    -0.6%
Deferred and other revenues                   (9.4)      (6.9)   -36.2%                --         --      --
                                           -------    -------                    --------   --------
                                             317.6      298.6      6.4%           3,912.1    4,111.3    -4.8%
Sales for resale                              13.3       27.5    -51.6%             165.5      629.1   -73.7%
Other operating revenue                       14.8        9.9     49.5%                --         --      --
                                           -------    -------                    --------   --------
                                           $ 345.7    $ 336.0      2.9%           4,077.6    4,740.4   -14.0%
                                           =======    =======                    ========   ========

Average customers (thousands)                587.2      572.1      2.6%
                                           =======    =======
Retail Output to Line (kilowatt hours)                                            4,098.6    4,106.9    -0.2%
                                                                                 ========   ========


Tampa Electric Company - Natural Gas division (Peoples Gas System)

         Peoples Gas System (PGS) reported net income of $9.8 million for the quarter, compared with $10.5 million for the same period last year. Quarterly results reflected mild winter weather patterns which more than offset customer growth of almost 4 percent. Volumes for low-margin, gas transportation for electric power generators, interruptible customers and off-system sales increased as lower gas prices made gas utilization more attractive for these price-sensitive customers. Operating expenses were lower than last year reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of the operating statistics for the three months ended Mar. 31, 2002 and 2001 is below:

(in millions, except average customers)           Operating Revenues                             Therms
                                           ------------------------------        ----------------------
Three Months Ended March 31,                 2002       2001     Change            2002       2001     Change
                                           -------    -------    ------          --------   --------   ------
By Customer Segment:
Residential                                $  25.8    $  41.8    -38.3%              25.3       27.5    -8.0%
Commercial                                    35.7       67.5    -47.1%              95.9       90.8     5.6%
Industrial                                     3.3        3.9    -15.4%              67.4       62.0     8.7%
Off system sales                              10.4        4.4    136.4%              33.3        6.6   404.5%
Power generation                               2.9        2.9       --              116.2       78.0    49.0%
Other revenues                                 7.3       13.6    -46.3%                --         --      --
                                           -------    -------                    --------   --------
                                           $  85.4    $ 134.1    -36.3%             338.1      264.9    27.6%
                                           =======    =======                    ========   ========

By Sales Type:
System supply                              $  57.8    $ 105.0    -45.0%              91.6       82.0    11.7%
Transportation                                20.3       15.5     31.0%             246.5      182.9    34.8%
Other revenues                                 7.3       13.6    -46.3%                --         --      --
                                           -------    -------                    --------   --------
                                           $  85.4    $ 134.1    -36.3%             338.1      264.9    27.6%
                                           =======    =======                    ========   ========   ======

Average customers (thousands)                276.0      266.3      3.6%
                                           =======    =======

          Peoples Gas System filed a Test Year Notification letter with the Florida Public Service Commission on Apr. 26, 2002, which notified the FPSC of PGS's intent to file a petition for rate relief on or before June 30, 2002 designating 2003 as the test year for determining rates. The petition, if filed, would contain a request for a rate increase to reflect, among other things, the effects of inflation and investment in system expansion since PGS's last rate case in 1992.

Diversified Companies - Operating Results

          TECO Power Services' (TPS) net income for the quarter was $4.9 million, compared with $2.5 million last year. Results for the quarter reflected contributions from higher capacity payments for both the San Jose and Alborada power stations in Guatemala and increased earnings from loan agreements with Panda Energy. These results were offset by increased operating costs, higher interest expense related to new investments in the Frontera and Commonwealth Chesapeake stations, and the effects of weak Texas energy market prices on the Frontera Power Station. Operating results in 2001 included the effect of a $6.1 million after-tax charge associated with TPS' sale of its minority interests in EGI, which owns small projects in Central America. Results for 2001 also included higher than normal utilization of the Commonwealth Chesapeake Power Station due to system constraints.

          As previously reported, an Enron subsidiary NEPCO, is serving as construction contractor for four power stations in which TPS has interests. The Company is continuing to closely monitor the potential sale of NEPCO to a third party and is optimistic that it would be able to secure continuing contracts with such party under terms that would not materially increase total capital costs for the four projects. If such events occur, the risk of having the construction contractor drawn into the Enron bankruptcy would be eliminated, and the risks of schedule, costs and construction quality exposures would be minimized through the continuity of management and craft labor.


          TECO Transport reported net income of $6.9 million in the quarter, compared with $8.4 million for the same period last year. Lower northbound river volumes and lower outside tonnage transferred at the river terminal more than offset the effects of lower fuel prices and increased government grain and phosphate rock shipments.

          TECO Coal achieved net income of $17.4 million, up from $14.0 million last year. These results were attributable to better coal pricing and increased synthetic fuel production resulting in higher tax credits, which more than offset higher underground mining costs.

          TECO Energy's other unregulated companies recorded combined net income of $7.7 million for the quarter, compared to $11.3 million for the same period last year. For the quarter, TECO Coalbed Methane realized net gas prices of about $2.50 per Mcf in 2002, compared with more than $4.00 per Mcf in 2001, coupled with the expected natural production declines.

Non-operating Items

          AFUDC was $6.0 million and $1.1 million for the three months ended Mar. 31, 2002 and 2001, respectively. AFUDC has increased reflecting Tampa Electric's generation expansion programs.

          Total interest charges were $47.5 million for the three months ended Mar. 31, 2002 compared to $45.2 million for the same period in 2001. Financing costs were higher for the quarter, reflecting higher borrowing levels associated primarily with the expansion of the independent power business.

          Other income (expense) was $15.3 million for the first quarter of 2002 compared to ($1.3) million for the same period last year. First quarter 2001 included pretax charges of $9.3 million to adjust the value of TPS' minority interest in EGI that was sold in 2001, and $1.8 million to adjust the carrying value of certain leveraged leases at TECO Investments.

          The effective income tax rate on net income from continuing operations for the three-month period ended Mar. 31, 2002 was (18.0) percent compared to
0.4 percent last year. The rate for the first quarter of 2002 primarily reflects the increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO. For the three months ended Mar. 31, 2002, these tax credits at TECO Coal and TECO Coalbed Methane totaled $29.8 million, compared to $22.9 million for the same quarter last year. (See Note L on page 14.)

Outlook

          TECO Energy has targeted earnings-per-share growth of 5 percent for 2002, as discussed in TECO Energy's Annual Report. Achieving this growth will depend on the performance of each of our operating segments. Customer growth and related increased energy sales and higher AFUDC primarily related to the Gannon to Bayside 1 and 2 repowering are expected to produce improved results at Tampa Electric and Peoples Gas System. At TECO Coal, higher coal prices and higher synthetic fuel production are expected to increase net income. At TECO Coalbed Methane, results are expected to be impacted by estimated average hedged natural gas prices of about $3.00 per Mcf in 2002, compared with actual average prices of $3.66 in 2001. At TECO Transport, improved results are expected from more normal patterns for U.S. Government grain shipments and phosphate products. At TPS, results are expected to be driven by having 65 percent of the operating capacity under contract for 2002, and will depend on summer weather patterns in the Mid-Atlantic region, and power prices and sales of ancillary and other services in the Texas market. However, actual results may differ from those forecasted. See the introduction to this item on page 18 and the Investment Considerations section in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 2001.

Critical Accounting Policies
----------------------------

          Management's Discussion & Analysis of Financial Condition & Results of Operations are based on TECO Energy's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management's Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

          Cash from operations was $203.6 million for the quarter, compared with $135.2 million in 2001. Cash flow from investing activities, consisting primarily of capital expenditures, was ($519.5) million compared with ($296.3) million last year, and cash from financing activities was $290.3 million compared with $119.7 million last year. Included as a reduction to cash flow from financing activities were dividend payments of $48.2 million in the first quarter of 2002, compared with $42.4 million last year.

          Construction work in progress increased $231.3 million during the first quarter of 2002, due primarily to the Bayside conversion at Tampa Electric and the Dell and McAdams plants under construction at TPS. Other investments increased by $164.1 million as a result of TPS' additional investments in the Gila River and Union projects. Current notes receivable increased $44.3 million due to additional funds loaned on a Panda Energy project.

          In June 2001, TECO Power Services and its joint venture partner, Panda Energy, closed on a $2.175-billion syndicated bank financing for the construction of the Gila River and Union power stations. The financing includes $1.675 billion in five-year non-recourse debt and $500 million in equity bridge loans guaranteed by TECO Energy. Equity contributions from the joint venture, which TECO Energy has guaranteed to make, will be required to fund additional construction costs of up to approximately $493 million for these projects in 2002. The equity bridge financing is repayable in four equal installments coincident with Phase 2 and Phase 4 completion of each project. The joint venture is a 50 percent owned unconsolidated affiliate. Accordingly, the debt is not included in TECO Energy's financial statements.

          TECO Energy's equity bridge financing includes two financial covenants, debt to capital and interest coverage requirements on a TECO Energy consolidated basis. The debt to capital as defined in the agreements must not exceed 65 percent at the end of each quarter and interest coverage as defined must equal or exceed 3.0 times for the twelve-month period ended each quarter. At Mar. 31, 2002, debt to capital was 58.2 percent and interest coverage was 4.1 times. In addition, this financing requires that TECO Energy maintain senior unsecured credit ratings not less than one rating of BBB and one rating of BBB-. Failure to meet these covenants would constitute a default event and the equity bridge financing would become due and payable. As indicated below, TECO Energy's ratings met these requirements. As identified above for the equity bridge guarantee, Teco Energy's bank facility also includes a similar debt to capital convenant.

          On Apr. 25, 2002, Standard & Poor's Rating Service (S&P) lowered the ratings on TECO Energy's debt securities to BBB+ from A- for senior unsecured debt, and to A-2 from A-1 for commercial paper. At the same time, S&P lowered the ratings on Tampa Electric's debt securities to A- from A for its senior secured debt and senior unsecured debt, and to A-2 from A-1 for its commercial paper. S&P indicated that the rating outlook remained negative. The ratings actions were attributed to increased debt levels and the changing risk profile associated with the expansion of TECO's independent power development activities, as well as the required capital outlays of Tampa Electric, the uncertainties related to industry restructuring and the additional risks and obligations undertaken by TECO Energy with respect to various TPS projects. These downgrades and any future downgrades may affect TECO Energy's ability to borrow and increase costs, which may decrease earnings.

          TECO Energy has incurred obligations in the form of guarantees, letters of credit and contractual commitments in connection with the operations of its subsidiaries and affiliates which do not appear on the balance sheet. Please refer to Off Balance Sheet Financing and Liquidity, Capital Resources of the Management's Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001. The information with respect to off-balance sheet financings has not changed materially since the filing of the 10-K.

          TECO Energy provides short-term liquidity for its non-regulated operating companies primarily through its commercial paper program. Tampa Electric Company also issues commercial paper. These programs are backed by the bank credit line facilities. TECO Energy and Tampa Electric Company's ability to utilize our commercial paper program is dependent upon maintaining an investment grade rating, and would be adversely affected by changes in the commercial paper market or if bank credit facilities were unavailable. In order to utilize the bank credit facilities, TECO Energy's debt to capital ratio as defined in the credit agreement may not exceed 65 percent at the end of the applicable quarter.

Credit Ratings/Senior Debt (as of Apr. 25, 2002)

                                                      Moody's         Standard & Poor's      Fitch
                                                      -------         -----------------      -----
         Tampa Electric
         --------------
            Senior Secured                             Aa3                    A-               AA-
            Senior Unsecured                            A1                    A-                A+
            Commercial Paper                            P1                    A2               F1+

         TECO Energy
         -----------

            Senior Unsecured                            A3                  BBB+                A-
            Trust Preferred                           Baa1                   BBB              BBB+

         TECO Finance (Energy Guarantee)
         ------------

            Senior Unsecured                            A3                  BBB+                A-
            Commercial Paper                            P2                    A2                F2

         Outlook                                  Negative              Negative          Negative
         -------

          In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed by TECO Energy, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. The equity units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated debt. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. The net proceeds from the offering were used to repay short-term debt and for general corporate purposes.

          In May 2002, the Company issued $300 million principal amount of 6.125% Notes due May 1, 2007, and $400 million principal amount of 7.0% Notes due May 1, 2012. These notes are redeemable at the option of the company, in whole or in part, from time to time, at a redemption price equal to the greater of 100% of the principal amount of the notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds of $694.4 million will be used to repay maturing debt, repay short-term indebtedness and for general corporate purposes.

Accounting Standards
--------------------

Business Combinations, Goodwill and Other Intangible Assets

          Effective Jan. 1, 2002, the company adopted Statement of Financial Accounting Standards (FAS) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror's intent to do so. These intangible assets are required to be amortized over their useful lives.

          The amount of goodwill included on the consolidated balance sheet at Mar. 31, 2002 and Dec. 31, 2001 was $167.2 million and $165.8 million, respectively, net of accumulated amortization of $9.5 million. Adoption of FAS 142 effective Jan. 1, 2002 resulted in the elimination of approximately $5 million of annual amortization. Results for the quarter ended Mar. 31, 2001, included $0.9 million of goodwill amortization. Adjusting results to exclude this, net income would have been $70.6 million, and Basic and Diluted Earnings per share would have been $0.55 per share and $0.54 per share, respectively. Under FAS 142, initial impairment testing should be completed within six months of adoption. TECO Energy is in the process of performing the initial impairment testing of all goodwill.

          The amount of intangible assets included in deferred charges and other assets on the consolidated balance sheet at Mar. 31, 2002 was $12.3 million, net of accumulated amortization of $28.5 million. This represents the value of customer backlog, supply agreements and the open cash flow hedges as of Nov. 1, 2001, related to the Prior Energy acquisition in November 2001. The company is amortizing the intangibles over the periods expected to benefit from these agreements up to 2003. Amortization expense of $16.2 million was recorded in the first quarter of 2002.

Accounting for Asset Retirement Obligations

          In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value and the corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

Accounting for the Impairment or Disposal of Long-Lived Assets

          In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The company's adoption of FAS 144, effective Jan. 1, 2002, has had no significant impact on its results.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

          FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company is reviewing the impact that FAS 145 will have on its results.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

          TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At Mar. 31, 2002, there was no material change from Dec. 31, 2001, in the company's exposure to interest rate risk.

Commodity Price Risk
--------------------

          TECO Energy is subject to commodity price risk, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At Mar. 31, 2002, there was no material change from Dec. 31, 2001, in the company's exposure to commodity price risk.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Annual Meeting of Shareholders held on April 17, 2002, the shareholders of TECO Energy, Inc. elected four directors.

                                                  Votes Cast       Votes Cast
                                                         For          Against
                                                -------------     -----------
        Election of Directors

        C. D. Ausley                             113,380,816        2,573,945
        J. L. Ferman, Jr.                        113,672,293        2,282,468
        I. D. Hall                               114,331,089        1,623,672
        J. O. Welch, Jr.                         113,218,605        2,736,156


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        10.1 Compensation Committee's Determinations Regarding Crediting Rates for the TECO Energy Group Deferred Compensation Plan.

        12     Ratio of earnings to fixed charges



        (b)    Reports on Form 8-K

        The registrant filed the following reports on Form 8-K during the first quarter of 2002.

               The registrant filed a Current Report on Form 8-K dated Jan. 9, 2002, under "Item 5. Other Events" reporting on TECO Energy's
                                    ------------
               2001 financial results and providing updated information on the Company's 2002 outlook, its capital spending plans and reporting on the status of bank financing for the construction of two power plants for TECO Power Services.

               The registrant filed a Current Report on Form 8-K dated Jan. 9, 2002, under "Item 5. Other Events" and "Item 7. Financial
                                    ------------               ---------
               Statements, Pro Forma Financial Statements and Exhibits",
               -------------------------------------------------------
               furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

               The registrant filed a Current Report on Form 8-K dated Jan. 15, 2002, under "Item 5. Other Events" and "Item 7. Financial
                                    ------------               ---------
               Statements, Pro Forma Financial Statements and Exhibits",
               -------------------------------------------------------
               furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

               The registrant filed a Current Report on Form 8-K dated Jan. 15, 2002, under "Item 5. Other Events" and "Item 7. Financial
                                    ------------               ---------
               Statements, Pro Forma Financial Statements and Exhibits",
               -------------------------------------------------------
               furnishing additional exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

               The registrant filed a Current Report on Form 8-K dated Jan. 24, 2002, under "Item 5. Other Events" reporting that Moody's
                                    ------------
               Investors Service announced that it had changed the outlooks of the long-term ratings of TECO Energy, Inc. and Tampa Electric Company to negative.

          The registrant filed the following reports on Form 8-K subsequent to Mar. 31, 2002.

               The registrant filed a Current Report on Form 8-K dated Apr. 22, 2002, under "Item 5. Other Events" reporting on TECO Energy,
                                    ------------
               Inc.'s results for the first quarter of 2002.

               The registrant filed a Current Report on Form 8-K dated May 8, 2002, under "Item 5. Other Events" and Item 7. Financial
                                    ------------              ---------
               Statements, Pro Forma Financial Statements and Exhibits; to
               -------------------------------------------------------
               furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TECO ENERGY, INC.
                                           ---------------------------
                                                    (Registrant)



Date:  May 14, 2002                          *By: /s/ G. L. GILLETTE
                                                  ----------------------
                                                  G. L. GILLETTE
                                           Senior Vice President - Finance
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits

   10.1 Compensation Committee's Determinations Regarding Crediting Rates for the TECO Energy Group Deferred Compensation Plan.

   12         Ratio of earnings to fixed charges