Form 10-Q
period 2002-06-30
TECO ENERGY INC
filed 2002-08-13
CIK 350563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-8180

TECO ENERGY, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2052286 (I.R.S. Employer Identification Number)

702 N. Franklin Street, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)

Registrant’s telephone number, including area code: (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date (July 31, 2002):

Common Stock, $1 Par Value 156,076,221

Index to Exhibits Appears on Page 33

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

            In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 9 through 20 of this report.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in millions, except for share amounts)

	June 30, 2002	Dec. 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$140.1	$108.4
Restricted cash	147.9	1.7
Receivables, less allowance for uncollectibles	415.3	358.6
Current notes receivable	137.0	92.7
Inventories, at average cost
Fuel	119.7	87.3
Materials and supplies	83.6	83.2
Prepayments and other current assets	35.7	44.4

	1,079.3	776.3

Property, plant and equipment
Utility plant in service
Electric	4,995.0	4,861.1
Gas	716.9	699.4
Construction work in progress	1,260.2	897.0
Other property	1,099.2	1,086.0

	8,071.3	7,543.5
Accumulated depreciation	(2,814.5)	(2,705.2)

	5,256.8	4,838.3

Other assets
Other Investments	485.7	210.4
Investment in unconsolidated affiliates	172.6	172.9
Goodwill	193.3	165.8
Deferred income taxes	284.4	242.0
Regulatory assets	141.0	192.1
Deferred charges and other assets	155.4	165.6

	1,432.4	1,148.8

	$7,768.5	$6,763.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
Unaudited
(in millions, except for share amounts)

	June 30, 2002	Dec. 31, 2001

LIABILITIES AND CAPITAL
Current liabilities
Long-term debt due within one year	$635.4	$788.8
Notes payable	281.2	638.9
Accounts payable	316.0	267.4
Current derivative liability	3.9	33.5
Customer deposits	89.3	86.3
Interest accrued	47.4	35.6
Taxes accrued	117.0	71.7

	1,490.2	1,922.2

Deferred income taxes	484.1	498.7
Investment tax credits	30.1	32.3
Regulatory liabilities	101.3	106.2
Other deferred credits	234.8	189.9
Long-term debt, less amount due within one year	2,423.0	1,842.5

Company preferred securities	649.1	200.0

Capital
Common stock - 400 million shares authorized, $1 par value - outstanding 156,060,419 in 2002 and 139,636,726 shares in 2001.	156.1	139.6
Additional paid-in capital	899.3	600.7
Retained earnings	1,361.8	1,298.0
Accumulated other comprehensive income	(18.2)	(22.4)

Common equity	2,399.0	2,015.9
Unearned compensation	(43.1)	(44.3)

Total Capital	2,355.9	1,971.6

	$7,768.5	$6,763.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions, except per share amounts)

	For the three months ended June 30,

	2002	2001

Revenues
Regulated electric and gas revenues (includes franchise fees and gross receipts taxes of $18.7 million in 2002, and $17.8 million in 2001)	$481.1	$433.4
Unregulated	338.8	208.4

Total revenue	819.9	641.8

Expenses
Regulated operations
Fuel	87.7	32.8
Purchased power	49.8	57.9
Natural gas sold	38.2	43.4
Other	68.2	62.7
Other operations	311.5	184.6
Maintenance	40.9	37.5
Depreciation and amortization	78.9	73.1
Taxes, other than income	44.9	43.9

Total expenses	720.1	535.9

Income from operations	99.8	105.9

Other income
Allowance for other funds used during construction	5.7	1.3
Other income, net	15.0	15.6
Loss from equity investments	(1.6)	(2.1)

Total other income	19.1	14.8

Interest charges
Interest expense	34.5	42.6
Distributions on preferred securities	9.9	4.2
Allowance for borrowed funds used during construction	(2.2)	(0.5)

Total interest charges	42.2	46.3

Income before provision for income taxes	76.7	74.4
Less: (Benefit) provision for income taxes	(9.0)	2.5

Net income	$85.7	$71.9

Average common shares outstanding - basic	144.2	135.7

Average common shares outstanding - diluted	144.7	136.9

Earnings per average common share outstanding
Net income
Basic	$0.59	$0.53

Diluted	$0.59	$0.52

Dividends paid per common share outstanding	$0.355	$0.345

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions, except per share amounts)

	For the six months ended June 30,

	2002	2001

Revenues
Regulated electric and gas revenues (includes franchise fees and gross receipts taxes of $35.9 million in 2002, and $37.5 million in 2001)	$905.2	$893.4
Unregulated	655.0	419.6

Total revenue	1,560.2	1,313.0

Expenses
Regulated operations
Fuel	154.0	75.7
Purchased power	76.9	91.3
Natural gas sold	73.5	125.4
Other	131.7	125.6
Other operations	603.5	372.6
Maintenance	80.9	74.3
Depreciation and amortization	158.8	142.6
Taxes, other than income	89.1	90.1

Total expenses	1,368.4	1,097.6

Income from operations	191.8	215.4

Other income
Allowance for other funds used during construction	10.0	2.1
Other income, net	30.3	14.3
(Loss) income from equity investments	(1.8)	4.1

Total other income	38.5	20.5

Interest charges
Interest expense	74.6	83.8
Distributions on preferred securities	18.9	8.5
Allowance for borrowed funds used during construction	(3.9)	(0.8)

Total interest charges	89.6	91.5

Income before provision for income taxes	140.7	144.4
Less: (Benefit) provision for income taxes	(20.4)	2.8

Net income	$161.1	$141.6

Average common shares outstanding - basic	142.3	131.7

Average common shares outstanding - diluted	142.7	132.9

Earnings per average common share outstanding
Net income
Basic	$1.13	$1.07

Diluted	$1.13	$1.06

Dividends paid per common share outstanding	$0.700	$0.680

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in millions)

	For the six months ended June 30,

	2002	2001

Cash flows from operating activities
Net income	$161.1	$141.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	158.8	142.6
Deferred income taxes	(69.7)	(64.3)
Investment tax credits, net	(2.2)	(2.1)
Allowance for funds used during construction	(13.9)	(2.9)
Amortization of unearned compensation	6.7	5.7
Equity in earnings of unconsolidated affiliates	4.5	(1.8)
Asset valuation adjustment, pretax	—	11.1
Deferred recovery clause	51.3	(25.0)
Refunds to customers	(2.0)	—
Receivables, less allowance for uncollectibles	(56.7)	12.6
Inventories	(32.8)	(44.8)
Taxes accrued	45.2	49.7
Interest accrued	11.8	(4.0)
Accounts payable	35.0	(43.7)
Other	25.3	57.6

Cash flows from operating activities	322.4	232.3

Cash flows from investing activities
Capital expenditures	(578.8)	(430.3)
Allowance for funds used during construction	13.9	2.9
Purchase of minority interest	(9.9)	—
Purchase of business	—	(280.3)
Investment in unconsolidated affiliates	1.4	33.8
Repayment of other non-current investment	—	220.3
Other non-current investments	(336.7)	(6.4)

Cash flows from investing activities	(910.1)	(460.0)

Cash flows from financing activities
Dividends	(98.0)	(89.2)
Common stock	360.1	249.5
Proceeds of issuance of long-term debt	842.7	1,048.9
Funds held by Trustee - Restricted cash	(146.3)	—
Repayment of long-term debt	(412.0)	(19.8)
Net decrease in short-term debt	(357.7)	(988.0)
Issuance of preferred securities	435.7	—
Equity contract adjustment payments	(5.1)	—

Cash flows from financing activities	619.4	201.4

Net increase (decrease) in cash and cash equivalents	31.7	(26.3)
Cash and cash equivalents at beginning of period	108.4	98.2

Cash and cash equivalents at end of period	$140.1	$71.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(in millions)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net income	$85.7	$71.9	$161.1	$141.6
Other comprehensive income (loss), net of tax:
Cash flow hedges, net of adjustments (see Note C)	(8.5)	(0.1)	4.2	—

Comprehensive income	$77.2	$71.8	$165.3	$141.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies

               Revenue Recognition : TECO Energy, Inc., (“TECO Energy” or the “Company”) recognizes revenues in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements . The criteria outlined in SAB 101 are that a) there is persuasive evidence that an arrangement exists; b) delivery has occurred or services have been rendered; c) the fee is fixed and determinable; and d) collectibility is reasonably assured. Except as discussed below, TECO Energy and its subsidiaries recognize revenues on a gross basis when earned for the physical delivery of products or services, and the risks and rewards of ownership have transferred to the buyer. Revenues for any financial or hedge transactions that do not result in physical delivery are reported on a net basis.

              The regulated utilities?(Tampa Electric and Peoples Gas System) retail businesses and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC). Tampa Electric’s wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the regulated utilities qualify for the application of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain Types of Regulation . See Note D for a discussion of the applicability of FAS 71 to the Company. Revenues for certain transportation services at TECO Transport are recognized using the percentage of completion method, which includes estimates of the distance traveled and/or the time elapsed, compared to the total estimated contract. See additional discussion in Note D on pages 11 and 12.

              Revenues for long-term engineering or construction-type contracts at TECO BGA and BCH Mechanical are recognized on a percentage of completion basis, which includes estimates of the total costs for the project compared to the estimated work progress already completed for the contract. Each month, revenue recognition and realized profit are adjusted to reflect only the percentage of the estimated costs that have been completed. Revenues from operations at TECO Coalbed Methane are based on oil and gas joint venture accounting, which reflects the proportional share of the undivided interest in joint ventures.

               Accounting for Excise Taxes, Franchise Fees and Gross Receipts: TECO Coal and TECO Transport incur most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. The regulated utilities expense immaterial excise taxes when incurred.

              The regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Consolidated Income Statement. These amounts totaled $18.7 million and $17.8 million, respectively, for the three months ended June 30, 2002 and 2001, and $35.9 million and $37.5 million, respectively, for the six months ended June 30, 2002 and 2001. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statement of Income in Taxes, other than income, and equaled the revenues collected.

               Restrictions on Dividend Payments and Transfer of Assets: Dividends on TECO Energy’s common stock are at the discretion of its Board of Directors. Should TECO Energy exercise its right to defer payments on its subordinated notes issued in connection with the issuance of trust preferred securities by TECO Capital Trust I or TECO Capital Trust II, TECO Energy would be prohibited from paying cash dividends on its common stock until the unpaid distributions on the subordinated notes are made. TECO Energy has not exercised that right.

              The primary sources of funds to pay dividends on TECO Energy’s common stock are dividends from its operating companies. Tampa Electric’s first mortgage bonds and certain long-term debt at Peoples Gas System (PGS) contain restrictions that limit the payment of dividends on the common stock of Tampa Electric Company. Tampa Electric’s first mortgage bonds do not limit loans or advances. In addition, TECO Diversified, Inc., a wholly-owned subsidiary of TECO Energy and the holding company for TECO Transport, TECO Coal, TECO Coalbed Methane and TECO Solutions, has a guarantee related to a coal supply agreement that limits the payment of dividends to its common shareholder, but does not limit loans or advances. As of June 30, 2002 and Dec. 31, 2001, the balances restricted as to transfers to the parent company in the form of loans, advances or cash dividends were less than 25 percent of consolidated common equity.

               Planned Major Maintenance: TECO Energy accounts for planned maintenance projects by expensing the costs as incurred. Planned major maintenance projects that do not increase the overall life or value of the related assets are expensed. When the major maintenance materially increases the life or value of the underlying asset, the cost is capitalized. While normal maintenance outages covering various components of the plants generally occur on at least a yearly basis, major overhauls occur less frequently.

              Tampa Electric expenses major maintenance costs as incurred. Concurrent with a planned major maintenance outage, the cost of adding or replacing retirement units-of-property is capitalized in conformity with FPSC and FERC regulations.

              At TECO Power Services (TPS), the San Jose and Alborada plants in Guatemala each has a long-term power purchase agreement (PPA) with one customer in Guatemala. A major maintenance revenue recovery component is implicit in the capacity payment portion of the PPA for each plant. Accordingly, a portion of each monthly fixed capacity payment is deferred to recognize the portion that reflects recovery of future planned major maintenance expenses. Actual maintenance costs are expensed when incurred with a like amount of deferred recovery revenue recognized at the same time. All other TPS operating projects expense major maintenance costs when incurred.

               Principles of Consolidation and Reclassifications: All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These reclassifications did not affect total net income or total equity.

B.     Derivatives and Hedging

From time to time, TECO Energy enters into futures, forwards, swaps and option contracts for the following purposes:
•	To hedge the selling price for the physical production of natural gas at TECO Coalbed Methane
•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and Prior Energy
•	To limit the exposure to interest rate fluctuations on debt issuances at TECO Energy and its other affiliates
•	To limit the exposure to electricity, natural gas and fuel oil price fluctuations related to the operations of natural gas-fired and fuel oil-fired power plants at TPS
•	To limit the exposure to price fluctuations for physical purchases of fuel at TECO Transport.
TECO Energy only uses derivatives to reduce normal operating and market risks, not for speculative purposes.

              FAS 133, Accounting for Derivative Instruments and Hedging , requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying physical transaction.

              At June 30, 2002, the Company had derivative assets totaling $5.3 million and liabilities totaling $4.7 million. At June 30, 2002, OCI includes $15.0 million of unrealized after-tax losses, representing the fair value of cash flow hedges whose underlying hedged transaction will occur in the future, including an unrealized loss of $16.5 million of an equity investee’s interest rate swap designated as a cash flow hedge. There were no amounts in OCI related to derivatives designated as cash flow hedges at June 30, 2001. Amounts recorded in OCI reflect the value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a loss upon reclassification from OCI.

              As of June 30, 2002, TECO Energy had transactions in place to hedge commodity price risk and interest rate risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months and six months ended June 30, 2002, TECO Energy reclassified net pretax losses of $4.2 million and $24.6 million, respectively, to earnings for cash flow hedges, compared to gains of $1.2 million and losses of $8.4 million, respectively, for the three and six months ended June 30, 2001. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the loss on the derivative, reclassified from OCI to earnings, is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of natural gas. Within the next twelve months, gains of $1.5 million are expected to be reversed to the Consolidated Statement of Income. However, this gain and other future reclassifications from OCI, will fluctuate with movements in the underlying market price of the derivative instruments.

C.     Comprehensive Income

              FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. Components of OCI are presented below:

(in millions)	Gross	Tax	Net

Three months ended June 30, 2002
Unrealized (loss) gain on cash flow hedges	$(2.1)	$1.1	$(3.2)
Less: Loss (gain) reclassified to net income	4.2	1.6	2.6

Gain (loss) on cash flow hedges	2.1	2.7	(0.6)
Portion of equity investee’s loss on cash flow hedges	(12.9)	(5.0)	(7.9)

Total other comprehensive income (loss)	$(10.8)	$(2.3)	$(8.5)

Three months ended June 30, 2001
Unrealized (loss) gain on cash flow hedges	$1.1	$0.4	$0.7
Less: Loss (gain) reclassified to net income	(1.2)	(0.4)	(0.8)

Total other comprehensive income (loss)	$(0.1)	$—	$(0.1)

Six months ended June 30, 2002
Unrealized (loss) gain on cash flow hedges	$(9.7)	$(3.9)	$(5.8)
Less: Loss (gain) reclassified to net income	24.6	9.3	15.3

Gain (loss) on cash flow hedges	14.9	5.4	9.5
Portion of equity investee’s loss on cash flow hedges	(8.7)	(3.4)	(5.3)

Total other comprehensive income (loss)	$6.2	$2.0	$4.2

Six months ended June 30, 2001
Unrealized (loss) gain on cash flow hedges	$(8.4)	$(3.3)	$(5.1)
Less: Loss (gain) reclassified to net income	8.4	3.3	5.1

Total other comprehensive income (loss)	$—	$—	$—

D.     Regulatory Assets and Liabilities

              Tampa Electric and PGS maintain their accounts in accordance with recognized policies prescribed or permitted by the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

              Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation . Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of June 30, 2002 and Dec. 31, 2001 are presented in the following table:

(in millions)	June 30, 2002	Dec. 31, 2001

Regulatory assets:
Regulatory tax asset (1)	$45.9	$41.3
Other:
Cost recovery clauses	54.2	105.2
Coal contract buyout (2)	6.8	8.1
Deferred bond refinancing costs (3)	12.6	13.4
Environmental remediation	20.3	22.3
Other	1.2	1.8

	95.1	150.8

Total regulatory assets	$141.0	$192.1

Regulatory liabilities:
Regulatory tax liability (1)	$39.8	$43.1
Other:
Deferred allowance auction credits	1.2	1.1
Cost recovery clauses	0.9	0.5
Deferred gain on property sales (4)	0.8	0.9
Revenue refund	4.3	6.3
Environmental remediation	20.3	22.3
Transmission and distribution storm reserve	34.0	32.0

	61.5	63.1

Total regulatory liabilities	$101.3	$106.2

______________

(1)	Related primarily to plant life. Includes excess deferred taxes of $22.7 million and $24.6 million as of June 30, 2002 and Dec. 31, 2001, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Refinancing costs comprise:

Debt related to	Amortized until
Refinancing costs for $155.0 million	2003
Refinancing costs for $51.6 million	2005
Refinancing costs for $25.0 million	2011
Refinancing costs for $38.0 million	2011
Refinancing costs for $100.0 million	2012
Refinancing costs for $85.9 million	2014

(4)	Amortized over a 5-year period with various ending dates.

E.     Purchased Power

              Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months and six months ended June 30, 2002, Tampa Electric purchased $49.8 million and $76.9 million, respectively. Purchased power for the same periods last year were $57.9 million and $91.3 million, respectively. These purchased power costs are recoverable through an FPSC-approved cost recovery clause.

              As discussed in Part 1, Item 1. Business, in TECO Energy’s Form 10-K for the period ended Dec. 31, 2001, TPS, through its wholly-owned subsidiary, Hardee Power Partners (Hardee), has agreements with Seminole Electric Cooperative and Tampa Electric to supply all the power and capacity of its Hardee Power Station for 20 years beginning in 1993. Under the Seminole agreement, Hardee has agreed to supply Seminole with an additional 145 megawatts of capacity during the first 10 years of the contract. This additional capacity is purchased from Tampa Electric’s Big Bend Unit 4 for resale to Seminole. To meet other firm commitment contracts, TPS’ merchant plants may also purchase power from time to time. Total unregulated purchased power for the three months and six months ended June 30, 2002 was $12.5 million and $19.1 million, respectively, compared to $8.3 million and $17.7 million, respectively, for the same periods in 2001 .

F.     Commitments and Contingencies

              TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2002 will be approximately $1.3 billion as detailed below. TPS expects to invest $582.7 million in all of its projects currently under construction (Union, Gila, Dell and McAdams). This investment is reflected in the figures below and is net of $400.0 million of non-recourse project financing expected for the Dell, McAdams and Frontera power stations.

            Capital investments for continuing operations (millions):

Tampa Electric Company
Tampa Electric division	$608.2
Peoples Gas System division	62.4
TECO Power Services	582.7
TECO Transport	32.4
TECO Coal	49.7
Other unregulated businesses	5.4

$1,340.8

              TECO Energy had letters of credit and financial guarantees outstanding at June 30, 2002, as indicated below. In addition, as discussed below and in Note G, TECO Energy has guaranteed $500 million in fully-drawn equity bridge facilities for the construction of the Gila River and Union Power projects. TECO’s guarantees of the obligations of the contractor under the construction contract for these projects are included in the letters of credit detail below.

            Letters of credit and financial guarantees (millions):

Letters of credit	$183.7
Guarantees, debt related	24.7
Contingent purchase obligations	60.0

$268.4

              Also, in addition to the guarantees discussed above, TECO Energy facilitates the extension of unsecured credit by potential counterparties to TPS and Prior Energy for the purchase and sale of gas and electricity. TECO Energy provides parent guarantees to those counterparties. TPS and Prior are wholly-owned subsidiaries of TECO Energy, and all transactions executed under the parent guarantees are reflected in TECO Energy’s consolidated financial statements.

              TECO Energy’s guarantees of the equity bridge facilities and the equity contribution agreements contain customary covenants, including two financial covenants. Under the financial covenants, TECO Energy’s consolidated debt-to-capital ratio (as defined in the guarantees) must not exceed 65.0% as of the end of each quarter, and its twelve-months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). TECO Energy’s bank facility also includes a similar debt-to-capital covenant. At June 30, 2002, the debt-to-capital ratio was 54.9% and interest coverage was 4.0 times. In addition, the guarantees of the equity bridge facilities and the equity contribution agreements require that TECO Energy maintain senior unsecured credit ratings not less than one rating of BBB and one rating of BBB-. Failure to meet these covenants requires the delivery of a letter of credit to secure the obligations. TECO Energy’s ratings of A3 for Moody’s, BBB+ for Standard and Poors, and A- for Fitch, currently meet this requirement.

              Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying condensed consolidated balance sheet, and are not expected to have a significant impact on customer prices.

              On Dec. 2, 2001, Enron Corp., a large energy trading and services company, filed for protection under the U.S. Bankruptcy Code. TECO Energy believes that its remaining exposure in operations from trade payables and other trading positions due to the Enron bankruptcy totals $3.5 million or less after tax at its subsidiaries, TPS, PGS and Prior Energy, its gas marketing subsidiary.

              On Aug. 11, 2002, US Airways Group, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At June 30, 2002, TECO Energy had an investment in an aircraft leased to US Airways and estimates its exposure related to that leased aircraft to be $3.0 million or less after tax.

G.     Investments in Unconsolidated Affiliates

              Certain investments are accounted for using the equity method of accounting. At June 30, 2002, these investments in unconsolidated affiliates included TPS’ 50-percent voting interest in TECO-Panda Generating Company L.P. (TPGC). TPGC is a development stage enterprise and had no revenues for the three-month and six-month periods ended June 30, 2002 and 2001. Results from operations of TPGC, which reflected the capitalization of development costs in accordance with the AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, were not material for these periods.

              As discussed in Note I below, TPS has recognized income on notes receivable and from credit support for TPGC joint ventures. TPGC is accounted for using the equity method of accounting, reflecting the Company’s significant influence but lack of control over the operating and financial policies of TPGC. The Company has determined that its investment in TPGC does not meet the test for presumption of control (ownership of over 50 percent of the voting interests) and does not contain any element that would nevertheless indicate control when the presumption of control does not exist.

              The TPGC projects under construction, the Gila River and Union Power Stations, are funded by a combination of loans to TPGC from TPS and draws by the project subsidiaries under the project financing bank facility. Upon commercial operation of certain phases of the projects, and based on the timing of financing, permanent funding is required by the partners, pursuant to the partnership agreement and the financing agreement.

              Except to the extent that TECO Energy has guaranteed $250 million of the project financing for each of the Gila River project and the Union Power project and its equity contributions for the projects of up to approximately $493 million, both of which are owned by wholly-owned subsidiaries of TPGC, no partner has made any direct guarantees of partnership debt. In addition, TECO Energy has guaranteed the obligations of the contractor under the construction contracts for these projects.

H.     Guarantees of Subsidiary Securities

              TECO Finance, a wholly-owned finance subsidiary of TECO Energy, had no commercial paper outstanding and $9.0 million of notes due in 2002 outstanding at June 30, 2002. Its obligations are fully and unconditionally guaranteed by TECO Energy. There are no restrictions on dividends or cash advances from TECO Finance to TECO Energy or its subsidiaries.

I.     Related Parties

              The Company and its subsidiaries had certain transactions, in the ordinary course of business, with entities in which directors of the Company had interests. These transactions, primarily for legal services, were not material for the periods ended June 30, 2002 and 2001. No material balances were payable as of June 30, 2002 or 2001.

              TPS Arkansas Operations Company and TPS Arizona Operations Company, both wholly-owned subsidiaries of TPS, have a combined receivable from TPGC of $0.3 million as of June 30, 2002.

              In addition, TPS recognized income on the non-TPS portion of notes receivable from unconsolidated affiliates in which TPS holds joint venture interests and from credit support for the TPGC joint venture. The notes receivable from unconsolidated affiliates include:

($ millions)	Rate		June 30, 2002	Dec. 31, 2001

Notes receivable from:
Panda Energy	14%		$137.0	$92.7
Mosbacher Power Partners L.P.	—		—	13.1
Mosbacher Power Partners L.P.	9%		21.1	21.1
Mosbacher Power Partners L.P.	—		—	6.2
EEGSA	7.01	%(1)	16.2	10.9
TPGC	8.45	%(1)	202.1	37.5
TPGC	6.96	%(1)	208.9	86.7

______________

(1)	Current rate at June 30, 2002

              TPS has agreed to purchase the interests of Panda Energy in the TPGC projects in 2007 for $60 million, and TECO Energy has guaranteed payment of TPS’ purchase obligation. This obligation may be accelerated if Panda Energy defaults on a bank loan for which the TPS purchase obligation is collateral or if TECO Energy permits its debt-to-capital ratio to exceed 65.0% or defaults on the payment of indebtedness in excess of $50 million. Panda Energy may cancel the purchase obligation at any time by paying TPS a cancellation fee that ranges from $8 million to $20 million based on the time of such cancellation.

J.     Goodwill and Other Intangible Assets

              Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted FAS 141, Business Combinations , and FAS 142, Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror’s intent to do so. These intangible assets are required to be amortized over their useful lives.

              The amount of goodwill included on the consolidated balance sheet at June 30, 2002 and Dec. 31, 2001 was $193.3 million and $165.8 million, respectively, net of accumulated amortization of $9.5 million. Amortization of goodwill ceased effective Jan. 2, 2002 with the adoption of FAS 142 effective Jan. 1, 2001, resulting in savings of approximately $5 million of annual amortization expense. Results for the three-month and six-month periods ended June 30, 2001 included $1.0 million and $1.7 million of goodwill amortization expense, respectively.

              The amount of intangible assets included in deferred charges and other assets on the consolidated balance sheet at June 30, 2002 was $13.8 million, which is net of accumulated amortization of $31.1 million, and at Dec. 31, 2001 was $28.5 million, which was net of accumulated amortization of $12.3 million. Amortizable intangible assets of $7.1 million at June 30, 2002 represent customer backlog, supply agreements and the open cash flow hedges as of Nov. 1, 2001, related to the Prior Energy acquisition in November 2001. The Company is amortizing these intangibles over the current year period. Amortization expense of $2.6 million and $18.8 million, respectively, was recorded in the three and six months ended June 30, 2002. Unamortizable intangible assets of $6.7 million at June 30, 2002 represent licenses held by TPS related to gasification technologies.

              TECO Energy completed the initial impairment testing as of June 30, 2002 as required under FAS 142 and found no impairments to recorded goodwill or intangibles. The reconciliation of reported net income and earnings per share to adjusted net income excluding goodwill amortization expense for the three-month and six-month periods ended June 30, follows:

Pro forma effect of FAS 142 adoption	Three months ended June 30,		Six months ended June 30,

(in millions, except per share amounts)	2002	2001	2002	2001

Net income:
As reported	$85.7	$71.9	$161.1	$141.6
Add: Goodwill amortized net of tax	—	1.0	—	1.7

Adjusted net income	$85.7	$72.9	$161.1	$143.3

Earnings per share - Basic:
As reported	$0.59	$0.53	$1.13	$1.07
Add: Goodwill amortized net of tax	—	0.01	—	0.02

Adjusted basic earnings per share	$0.59	$0.54	$1.13	$1.09

Earnings per share - Diluted:
As reported	$0.59	$0.52	$1.13	$1.06
Add: Goodwill amortized net of tax	—	—	—	0.01

Adjusted dilutive earnings per share	$0.59	$0.52	$1.13	$1.07

K.     Mergers and Acquisitions

              In May 2002, TPS purchased Mosbacher Power Partners’ interest in TM Power Ventures (TMPV) for $29.3 million. The majority of the purchase price was allocated to TMPV’s investment in the 312-megawatt Commonwealth Chesapeake Power Station (CCC) located on the Delmarva Peninsula in Virginia, and has been recorded as an increase in goodwill. TMPV also owns a minority interest in a project in the Czech Republic. The acquisition increased TPS’ ownership interest in TMPV to 100 percent.

L.     Equity Issuances

              In June 2002, the Company completed a public offering of 15.525 million common shares at a price to the public of $23.00 per share. The sale of these shares resulted in net proceeds to the Company of approximately $346 million, which were used to reduce the commercial paper balances of TECO Energy’s finance subsidiary and for general corporate purposes.

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

M.     Long-Term Debt and Other Financings

              In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002 for the benefit of Tampa Electric Company. The bonds were issued to refund three existing HCIDA Pollution Control Revenue Bonds in July and August 2002. Tampa Electric is responsible for repayment of the interest and principal associated with the issuance of the 2002 refunding bonds. The average rate on the new bonds is 5.33% compared to an average coupon rate of 7.64% on the refunded bonds. Restricted cash of $146.3 million held by the trustee from the proceeds of the 2002 refunding bonds is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows and was applied to payment of the refunded bonds in July and August 2002.

              In May 2002, TECO Energy issued $300 million principal amount of 6.125% Notes due May 1, 2007, and $400 million principal amount of 7.0% Notes due May 1, 2012. These notes are redeemable at the option of the Company, in whole or in part, from time to time, at a redemption price equal to the greater of 100% of the principal amount of the notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds of $694.4 million were used to repay maturing debt, repay short-term indebtedness and for general corporate purposes.

N.     Income Tax Expense

              The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted in the table that follows. The non-conventional fuels tax credits are generated on qualified production at TECO Coalbed Methane through Dec. 31, 2002, and at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration that could impact the qualification of Section 29 synthetic fuel tax credits. The full-year estimate of the non-conventional fuels tax credits for 2002 is approximately $115 million. The full-year estimate for cash federal tax payments to be made under alternative minimum tax rules (AMT) is expected to be approximately $75 to $85 million for 2002.

Detail of income tax provisions (in millions)	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net income	$85.7	$71.9	$161.1	$141.6
Total income tax (benefit) provision	(9.0)	2.5	(20.4)	2.8

Net income before income taxes	$76.7	$74.4	$140.7	$144.4

Income taxes on pre-tax earnings at Federal statutory rate of 35%	$26.9	$26.0	$49.2	$50.5
Increase (decrease) due to:
State income tax, net of federal income tax	2.1	2.2	3.9	4.8
Amortization of investment tax credits	(1.1)	(1.2)	(2.2)	(2.5)
Non-conventional fuels tax credit	(32.0)	(22.8)	(61.8)	(45.7)
Permanent reinvestment for foreign income	(3.2)	(2.4)	(5.7)	(4.7)
Other	(1.7)	0.7	(3.8)	0.4

Total income tax (benefit) provision	$(9.0)	$2.5	$(20.4)	$2.8

Provision for income taxes as a percent of Net income before income taxes	(11.7)%	3.4%	(14.5)%	2.0%

O.     Earnings per Share: The reconciliation of basic and diluted earnings per share is shown below:

	Three months ended June 30,		Six months ended June 30,

(in millions, except per share amounts)	2002	2001	2002	2001

Numerator (basic and diluted)
Net income	$85.7	$71.9	$161.1	$141.6
Less: Additional expense (after-tax) for contingent shares	—	(1.2)	—	(1.2)

Net income - diluted	$85.7	$70.7	$161.1	$140.4

Denominator
Average number of shares outstanding - basic	144.2	135.7	142.3	131.7
Plus: Incremental shares for assumed conversions of stock options and contingent performance shares at end of period	2.9	4.3	2.9	4.3
Less: Treasury shares, which could be, purchased	(2.4)	(3.1)	(2.5)	(3.1)

Average number of shares outstanding - diluted	144.7	136.9	142.7	132.9

Earnings per share
Basic	$0.59	$0.53	$1.13	$1.07

Diluted	$0.59	$0.52	$1.13	$1.06

              At June 30, 2002, 3.7 million stock options and 14.9 million common shares issuable under the purchase contract associated with the mandatorily convertible equity units issued in January 2002, were excluded from the computation of diluted earnings per share due to their antidilutive effect. At June 30, 2001, 1.3 million stock options were excluded from the calculation of diluted earnings per share due to their antidilutive effect.

P.     Segment Information

              The management of TECO Energy determined its reportable segments based on each subsidiary’s contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the Condensed Consolidated Financial Statements of TECO Energy but are included in determining reportable segments.

  Contributions by business segment (in millions)

	Three months ended		Six months ended

	Revenues	Net income(2)	Revenues(1)	Net income(2)

June 30, 2002
Tampa Electric Company
Tampa Electric division (3)	$413.3	$45.4	$759.0	$81.4
Peoples Gas System division (4)	77.3	4.4	162.7	14.2

Total Regulated	490.6	49.8	921.7	95.6

TECO Power Services (5)	75.4	8.9	130.7	13.8
TECO Transport (6)	60.7	4.2	124.9	11.1
TECO Coal (7)	80.2	19.7	161.2	37.1
Other unregulated businesses (8)	174.7	6.7	341.9	14.4

Total Unregulated	391.0	39.5	758.7	76.4

	881.6	89.3	1,680.4	172.0
Other/financing/eliminations	(61.7)	(3.6)	(120.2)	(10.9)

TECO Energy consolidated	$819.9	$85.7	$1,560.2	$161.1

June 30, 2001
Tampa Electric Company
Tampa Electric division (9)	$359.0	$38.1	$695.0	$68.6
Peoples Gas System division (10)	82.3	4.2	216.4	14.7

Total Regulated	441.3	42.3	911.4	83.3

TECO Power Services (11) (12)	71.6	6.8	139.8	9.3
TECO Transport (13)	69.6	6.2	141.5	14.6
TECO Coal (14)	72.2	13.7	149.6	27.7
Other unregulated businesses (15)	52.3	10.1	106.0	21.4

Total Unregulated	265.7	36.8	536.9	73.0

	707.0	79.1	1,448.3	156.3
Other/financing/eliminations	(65.2)	(7.2)	(135.3)	(14.7)

TECO Energy consolidated	$641.8	$71.9	$1,313.0	$141.6

______________

(1)	From continuing operations. Revenues for all periods reflect the reclassification of earnings of equity investments from Revenues to Other income. There is no impact to Net income as reported.

(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% for the three and six months ended June 30, 2002 and 2001.

(3)	Revenues from sales to affiliates were $9.5 million and $16.5 million, respectively, for the three and six months ended June 30, 2002. Net income includes provisions for taxes of $23.3 million and $41.5 million, respectively for the three and six months ended June 30, 2002.

(4)	Net income includes provisions for taxes of $2.8 million and $8.9 million, respectively, for the three and six months ended June 30, 2002.

(5)	Revenues from sales to affiliates were $13.7 million and $25.8 million, respectively, for the three and six months ended June 30, 2002. Net income includes internally allocated financing costs of $23.1 million and $41.8 million, and provisions for taxes of $2.0 million and $1.0 million, respectively, for the three and six months ended June 30, 2002.

(6)	Revenues from sales to affiliates were $29.3 million and $60.2 million, respectively, for the three and six months ended June 30, 2002. Net income includes internally allocated financing income of $0.5 million and $0.9 million, and provisions for taxes of $2.2 million and $5.9 million, respectively, for the three and six months ended June 30, 2002.

(7)	Net income includes internally allocated financing costs of $2.0 million and $4.0 million, and benefit for taxes of $5.9 million and $11.6 million, respectively for the three and six months ended June 30, 2002.

(8)	Revenues from sales to affiliates were $9.2 million and $17.7 million, respectively, for the three and six months ended June 30, 2002. Net income includes internally allocated financing costs of $1.6 million and $3.5 million, and provisions for taxes of $1.4 million and $3.2 million, respectively, for the three and six months ended June 30, 2002.

(9)	Revenues from sales to affiliates were $7.9 million and $18.0 million, respectively, for the three and six months ended June 30, 2001. Net income includes provisions for taxes of $21.5 million and $38.3 million, respectively, for the three and six months ended June 30, 2001.

(10)	Net income includes provisions for taxes of $2.5 million and $8.7 million, respectively, for the three and six months ended June 30, 2001.

(11)	Revenues from sales to affiliates were $17.1 million and $38.4 million, respectively, for the three and six months ended June 30, 2001. Net income includes internally allocated financing costs of $10.0 million and $24.0 million, and provisions for taxes of $0.3 million and benefit of $1.7 million, respectively, for the three and six months ended June 30, 2001.

(12)	Net income for the three and six months ended June 30, 2001 includes a $6.1 million after-tax reserve for an asset valuation adjustment related to its minority interests in smaller international projects.

(13)	Revenues from sales to affiliates were $34.2 million and $67.6 million, respectively, for the three and six months ended June 30, 2001. Net income includes internally allocated financing income of $0.1 million and $0.2 million, and provisions for taxes of $2.9 million and $7.5 million, respectively, for the three and six months ended June 30, 2001.

(14)	Revenues from sales to affiliates were $1.3 million for the three and six months ended June 30, 2001. Net income includes internally allocated financing costs of $1.8 million and $3.8 million, and benefits for taxes of $3.5 million and $6.9 million, respectively, for the three and six months ended June 30, 2001.

(15)	Revenues from sales to affiliates were $4.7 million and $10.0 million, respectively, for the three and six months ended June 30, 2001. Net income includes internally allocated financing costs of $1.6 million and $3.3 million, and provisions for taxes of $4.0 million and $8.7 million, respectively, for the three and six months ended June 30, 2001.

Q.     New Accounting Pronouncements

               FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations , which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the impact that implementation of FAS 143 will have on its results.

               FAS 145 : In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases , to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The implementation of FAS 145 is not anticipated to have a significant impact on the Company’s results.

               FAS 146 : In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002.

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

            This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to our anticipated results of operations, growth rates, capital investments and funding requirements and other future plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric’s service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric, Peoples Gas System (PGS) or TECO Power Services (TPS); commodity price changes affecting the competitive positions of Tampa Electric and PGS, as well as the margins at TECO Coalbed Methane and TECO Coal; energy price changes affecting TPS’ merchant plants; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TPS’ ability to successfully construct, finance and operate its projects on schedule and within budget; TPS’ ability to obtain project financing for its Frontera, Dell, McAdams and Commonwealth Chesapeake projects; TPS’ ability to sell the output of the merchant plants operating or under construction at volumes and rates sufficient to recover the investment; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; interest rates and other factors that could impact TECO Energy’s ability to obtain access to sufficient capital on satisfactory terms; any unanticipated need for additional equity capital that might result from lower than expected cash flow or higher than projected capital requirements and TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration. Some of these factors are discussed more fully under “Investment Considerations” in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001, and in the Company’s Registration Statement on Form S-3 (Registration No. 333-83958), and references are made thereto.

Results of Operations

Three Months Ended June 30, 2002:

            Second quarter net income increased 19 percent to $85.7 million, compared with $71.9 million in 2001. Earnings per share for the quarter were $0.59 (basic), 11 percent higher from $0.53 in the same period in 2001. The average number of common shares outstanding in the second quarter was 6.3 percent higher in 2002 than the same period in 2001. Revenues increased 27.7 percent to $819.9 million for the quarter, compared to $641.8 million for the same period last year.

            Results for the quarter relative to 2001 reflected the continued strong customer growth at Tampa Electric and PGS and higher allowance for funds used during construction (AFUDC), (which represents allowed interest and equity cost capitalized to the construction costs) primarily from the Gannon to Bayside Units 1 and 2 repowering project, partially offset by mild winter weather patterns. At TECO Coal, results for 2002 reflected better prices, as well as increased synthetic fuel production.

Tampa Electric Company - Electric division (Tampa Electric)

            Tampa Electric’s net income for the second quarter was $45.4 million, compared with $38.1 million for the same period in 2001. The company showed improved results from customer growth of almost 3 percent and 12 percent higher retail energy sales due to more-normal weather patterns. Retail energy sales in 2001 were lower due to mild spring weather. Results for the quarter included higher depreciation expense from normal plant additions and higher operations and maintenance expense related to a small-scale employee retirement program. The equity component of AFUDC, primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $5.7 million for the quarter, from $1.3 million for the same period last year. A summary of the operating statistics for the three months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Three months ended June 30,	2002	2001	% Change	2002	2001	% Change

Residential	$193.5	$158.1	22.4	2,069.2	1,793.8	15.4
Commercial	119.5	103.3	15.7	1,525.0	1,415.5	7.7
Industrial - Phosphate	21.5	17.2	25.0	376.8	335.1	12.4
Industrial - Other	21.7	18.6	16.7	319.2	289.4	10.3
Other sales of electricity	29.6	25.7	15.2	364.2	337.2	8.0
Deferred and other revenues	(0.4)	7.3	(105.5)	—	—	—

	385.4	330.2	16.7	4,654.4	4,171.0	11.6
Sales for resale	18.6	20.5	(9.3)	321.3	341.8	(6.0)
Other operating revenue	9.3	8.3	12.0	—	—	—

	$413.3	$359.0	15.1	4,975.7	4,512.8	10.3

Average customers (thousands)	588.4	572.8	2.7

Retail output to line (kilowatt hours)				4,968.2	4,590.4	8.2

Tampa Electric Company - Natural Gas division (Peoples Gas System)

            Peoples Gas System (PGS) reported net income of $4.4 million for the quarter, compared with $4.2 million for the same period last year. Quarterly results reflected almost 4 percent customer growth, higher commercial usage, increased gas transportation for power generation customers and off-system sales, and lower operating expenses. Operating expenses were lower than last year reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the three months ended June 30, 2002 and 2001 is below:

(in millions, except average customers)	Operating revenues			Therms

Three months ended June 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$14.9	$17.8	(16.3)	10.2	11.0	(7.3)
Commercial	28.6	40.2	(28.8)	76.4	72.3	5.7
Industrial	3.1	2.9	6.9	64.5	63.1	2.2
Off system sales	20.7	8.7	137.9	52.5	19.0	176.3
Power generation	3.0	2.8	7.1	136.9	108.4	26.3
Other revenues	7.0	9.9	(29.3)	—	—	—

	$77.3	$82.3	(6.1)	340.5	273.8	24.4

By Sales Type:
System supply	$51.8	$58.0	(10.7)	84.1	62.0	35.6
Transportation	18.5	14.4	28.5	256.4	211.8	21.0
Other revenues	7.0	9.9	(29.3)	—	—	—

	$77.3	$82.3	(6.1)	340.5	273.8	24.4

Average customers (thousands)	276.7	266.2	3.9

            On June 27, 2002, PGS filed an application for a rate increase with the Florida Public Service Commission (FPSC). In this filing, PGS has requested the FPSC to authorize interim rate relief of $5.4 million of annual gross revenues effective within 60 days of the filing. In total, PGS is seeking a permanent rate increase of $22.6 million of annual base revenue, a 9 percent increase, with an allowed return on equity of 11.75 percent, compared with the current 11.25 percent, effective within eight months from the date of the filing. Since its last rate case in 1992, PGS has added more than 100,000 customers, a 57 percent increase, nearly doubled its pipeline system to almost 9,000 miles and experienced a 30 percent increase in the consumer price index.

Unregulated Companies - Operating Results

             TECO Power Services’ (TPS) net income for the quarter was $8.9 million, compared with $6.8 million last year. Results for the quarter reflected higher capacity payments due to higher prices and generation at the San Jose Station in Guatemala, increased earnings from construction-related and loan agreements with Panda Energy, and higher contributions from the full build-out of the Commonwealth Chesapeake Station, where the second phase began commercial operation in the second half of 2001. These improved results were partially offset by increased operating and financing costs.

            TPS has independent power operations and investments in Guatemala. The investments are generally protected from any significant currency gains and losses by the terms of the U.S. dollar-denominated power sales agreements and other related contracts. For the three months ended June 30, 2002 and 2001, these Guatemalan operations contributed $23.6 million and $18.9 million, respectively, to revenue and $13.6 million and $8.5 million, respectively, to operating income.

            In April and May, TPS sold ancillary services to the Electric Reliability Council of Texas, Inc., (ERCOT) the entity that administers the state’s power grid, in the day-ahead market on the basis of bids which were accepted by ERCOT. Subsequent to the delivery of these services, a dispute has arisen with ERCOT regarding the characterization of and pricing for these services. TPS and its scheduling representative are engaged with ERCOT in the dispute resolution process under the applicable rules. TPS’ results include the costs incurred to provide the services but not the disputed revenues.

            In May 2002, TPS’ joint venture, TECO-Panda Generating Company, signed contracts with SNC-Lavalin Constructors Inc., a subsidiary of SNC-Lavalin Group, Inc., to replace NEPCO (an Enron Corporation subsidiary) to complete the engineering and construction of the Union and Gila River power stations. TPS has also contracted with SNC-Lavalin to complete the Dell and McAdams power stations. The contracts provide for the projects to be constructed on a cost-plus-fee basis, with the fee portion at-risk until the completion of the projects. TECO Energy remains responsible for potential construction cost overruns for the projects, currently estimated to be approximately $117 million.

            Also in May 2002, TPS purchased Mosbacher Power Partners’ interest in TM Power Ventures (TMPV) for $29.3 million. The acquisition increased TPS’ ownership interest in TMPV to 100 percent. See Note K to the Condensed Consolidated Financial Statements for additional information.

             TECO Transport reported net income of $4.2 million for the quarter, compared with $6.2 million for the same period last year. Quarterly results reflected lower revenues from lower northbound river volumes and lower outside tonnage transferred at the river terminal, more than offsetting the effects of lower fuel and repair expenses and higher government grain shipments.

             TECO Coal achieved net income of $19.7 million for the quarter, up from $13.7 million last year. These results reflected increased prices for conventional coal and synthetic fuel and increased synthetic fuel production, resulting in higher tax credits, partially offset by increased mining costs.

            TECO Energy’s other unregulated companies recorded combined net income of $6.7 million for the quarter, compared to $10.1 million for the same period in 2001. These results were driven primarily by lower net income at TECO Coalbed Methane, reflecting lower gas prices and the impact of normal production declines.

Non-Operating Items

            The equity portion of AFUDC was $5.7 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

            Total interest charges were $42.2 million for the three months ended June 30, 2002 compared to $46.3 million for the same period in 2001. Financing costs were lower for the quarter, reflecting lower debt balances as a result of the June 2002 equity issuance and lower short-term interest rates.

            The effective income tax rate on net income from continuing operations for the three-month period ended June 30, 2002 was (11.7) percent compared to 3.4 percent last year. The rate for the second quarter of 2002 primarily reflects the increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal. For the three months ended June 30, 2002, these tax credits at TECO Coal and TECO Coalbed Methane totaled $32.0 million, compared to $22.8 million for the same quarter last year. See Note N on pages 17 and 18 for additional information.

Six Months Ended June 30, 2002:

            Year-to-date earnings per share increased almost 6 percent to $1.13 per share from $1.07 per share in the first six months of 2002. Net income for the six-month period increased 14 percent to $161.1 million compared with $141.6 million for the same period last year. The average number of common shares outstanding for the first six months was 8 percent higher in 2002 than the same period in 2001. Revenues increased nearly 19 percent to $1,560.2 million for the six-month period, compared to $1,313.0 million for the same period last year.

            Results relative to 2001 reflected the continued strong customer growth at Tampa Electric and PGS and higher AFUDC, primarily related to the Gannon to Bayside Units 1 and 2 repowering project. At TPS, results in 2001 included a $6.1 million after-tax reserve for an asset valuation adjustment related to the sale of its minority interest in Energia Global International Ltd. (EGI). At TECO Coal, results for 2002 reflected better prices, as well as increased synthetic fuel production.

Tampa Electric Company - Electric division (Tampa Electric)

            Tampa Electric’s year-to-date net income increased almost 19 percent to $81.4 million, reflecting approximately 3 percent customer growth and more than 3 percent higher retail energy sales as a result of a return to more-normal spring weather. Tampa Electric also showed improved results from higher income accruals related to a pole attachment revenue true-up recorded in the first quarter of 2002. The equity component of AFUDC increased to $10.0 million for the first six months of 2002 from $2.1 million in the first half of 2001. Depreciation expense and operations and maintenance expenses increased as a result of the factors discussed for the quarter. A summary of operating statistics for the six months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Six months ended June 30,	2002	2001	% Change	2002	2001	% Change

Residential	$356.2	$316.6	12.5	3,783.6	3,672.6	3.0
Commercial	222.3	195.0	14.0	2,810.7	2,719.9	3.3
Industrial - Phosphate	37.7	33.2	13.6	693.6	678.2	2.3
Industrial - Other	40.8	34.6	17.9	602.5	560.6	7.5
Other sales of electricity	55.8	48.9	14.1	676.1	651.0	3.9
Deferred and other revenues	(9.8)	0.4	—	—	—	—

	703.0	628.7	11.8	8,566.5	8,282.3	3.4
Sales for resale	31.9	48.1	(33.7)	486.8	970.9	(49.9)
Other operating revenue	24.1	18.2	32.4	—	—	—

	$759.0	$695.0	9.2	9,053.3	9,253.2	(2.2)

Average customers (thousands)	587.8	572.5	2.7

Retail output to line (kilowatt hours)				9,066.8	8,697.4	4.2

Tampa Electric Company - Natural Gas division (Peoples Gas System)

            PGS’ year-to-date net income was $14.2 million, compared with $14.7 million for the same period last year. Year-to-date results reflected mild winter weather partially offset by almost 4 percent customer growth, higher commercial usage and increased volumes for low margin, transportation gas for electric power generators, interruptible customers and off-system sales as lower gas prices made gas utilization more attractive for price sensitive customers. Operating expenses were lower than last year, reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the six months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Therms

Six months ended June 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$40.7	$59.6	(31.7)	35.4	38.5	(8.1)
Commercial	64.3	107.7	(40.3)	172.4	163.1	5.7
Industrial	6.5	6.8	(4.4)	131.9	125.1	5.4
Off system sales	31.1	13.1	137.4	85.9	25.6	235.5
Power generation	5.8	5.7	1.8	253.1	186.4	35.8
Other revenues	14.3	23.5	(39.1)	—	—	—

	$162.7	$216.4	(24.8)	678.7	538.7	26.0

By Sales Type :
System supply	$109.7	$163.1	(32.7)	175.8	143.9	21.3
Transportation	38.7	29.8	29.9	502.9	394.8	27.4
Other revenues	14.3	23.5	(39.1)	—	—	—

	$162.7	$216.4	(24.8)	678.7	538.7	26.0

Average customers (thousands)	276.3	266.2	3.8

Unregulated Companies - Operating Results

             TECO Power Services’ (TPS) year-to-date net income was $13.8 million, compared with $9.3 million for the same period last year. These results reflected higher capacity payments due to higher prices and generation at both the San Jose and Alborada stations in Guatemala and increased earnings from construction-related and loan agreements with Panda Energy. The improved operating performance was partially offset by low energy prices at the Frontera Station in Texas and increased financing costs. First half results in 2001 included a $6.1 million after-tax valuation reserve recognized for TPS’ sale of its minority interests in EGI, which owned smaller projects in Central America.

            TPS has independent power operations and investments in Guatemala. These investments are generally protected from any significant currency gains or losses by the terms of the U.S. dollar-denominated power sales agreements and other related contracts. For the six months ended June 30, 2002 and 2001, these Guatemalan operations contributed $43.2 million and $37.7 million, respectively, to revenue and $24.1 million and $17.8 million, respectively, to operating income.

             TECO Transport reported year-to-date net income of $11.1 million, compared with $14.6 million for the same period last year. As with the second quarter results, year-to-date results reflected lower revenues from lower northbound river volumes and lower outside tonnage transferred at the river terminal, more than offsetting the effects of lower fuel and repair expenses and higher government grain shipments.

             TECO Coal achieved net income of $37.1 million, compared with $27.7 million last year. These results were attributable to increased prices for conventional coal and synthetic fuel and increased synthetic fuel production resulting in higher tax credits, partially offset by increased mining costs.

            TECO Energy’s other unregulated companies recorded combined year-to-date net income of $14.4 million, compared to $21.4 million for the same period last year. These results reflected lower gas prices throughout the period at TECO Coalbed Methane, partially offset by higher earnings at TECO Solutions, which includes TECO BGA, BCH Mechanical, TECO Properties, TECO Propane Ventures, Prior Energy and TECO Gas Services.

Non-Operating Items

            The equity component of AFUDC was $10.0 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

            Other income (expense) was $30.3 million for the first half of 2002, compared to $14.4 million for the same period last year. The first half of 2001 included pretax charges of $9.3 million to adjust the value of TPS’ minority interest in EGI that was sold in 2001, and $1.8 million to adjust the carrying value of certain leveraged leases at TECO Investments.

            Total interest charges were $89.6 million for the six months ended June 30, 2002 compared to $91.5 million for the same period in 2001. Financing costs were lower for the first half of 2002, reflecting lower debt balances as a result of the June 2002 equity issuance, project financing at TPS completed in the third quarter of 2001 and lower short-term interest rates.

            The effective income tax rate on net income from continuing operations for the six-month period ended June 30, 2002 was (14.6) percent compared to 2.0 percent last year. The rate for the first six months of 2002 primarily reflects the increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal. For the six months ended June 30, 2002, these tax credits at TECO Coal and TECO Coalbed Methane totaled $61.8 million, compared to $45.7 million for the same quarter last year. See Note N on pages 17 and 18 for additional information. The cash payment for income taxes as required by the Alternative Minimum Tax rules, was $39.8 million and $41.6 million for the six-month periods ended June 30, 2002, and 2001, respectively.

Critical Accounting Policies

            Management’s Discussion & Analysis of Financial Condition & Results of Operations provides a narrative explanation of TECO Energy’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management’s Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies. See also Note A - Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Changes in Financial Condition

            Cash from operations was $322.4 million for the six months ended June 30, 2002, compared with $232.3 million in 2001. Cash used for investing activities for the first six months of 2002 was $910.1 million, compared with $460.0 million last year, primarily due to support for the TPS plants under construction. Net cash received from financing activities was $619.4 million, including issuance of almost $800 million of common stock and convertible preferred equity units, compared with $201.4 million last year. Cash from financing activities is net of dividend payments of $98.0 million in the first half of 2002, compared with payments of $89.2 million for the same period last year.

            Construction work-in-progress increased $363.2 million during the first half of 2002, due primarily to the Bayside repowering conversion at Tampa Electric and the Dell and McAdams plants under construction at TPS. Other investments increased by $275.3 million as a result of TPS’ additional investments in the Gila River and Union projects. Other deferred credits increased primarily due to the liability for the contract adjustment portion of TECO Capital Trust II preferred securities as described below and in Note L to the Condensed Consolidated Financial Statements. Goodwill increased by $27.5 million, primarily reflecting the purchase of TM Power Ventures. Current notes receivable increased $44.3 million due to additional funds loaned to Panda Energy related to the TIE projects.

            In June 2002, TECO Energy completed a public offering of 15.525 million common shares at a price to the public of $23.00 per share resulting in net proceeds of $346 million. In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. See Note L to the Condensed Consolidated Financial Statements for additional information.

            In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002, for the benefit of Tampa Electric. Restricted cash at June 30, 2002 of $146.3 million primarily reflects the net proceeds from these bonds held by the trustee which were used in July and August 2002 to refund outstanding HCIDA tax-exempt debt previously issued for the benefit of Tampa Electric. This refinancing is expected to result in annual pretax savings of $3.4 million. See Note M to the Condensed Consolidated Financial Statements for additional information.

            In May 2002, TECO Energy issued $300 million principal amount of 6.125% Notes due May 1, 2007, and $400 million principal amount of 7.0% Notes due May 1, 2012. Net proceeds of $694.4 million were used to repay maturing debt, repay short-term indebtedness and for general corporate purposes. For additional information, see Note M to the Condensed Consolidated Financial Statements.

            TPS’ forecasted capital investment of $582.7 million in 2002 is net of $400.0 million of a combined non-recourse project financing expected for the Dell, McAdams and Frontera power stations. Despite current adverse market conditions, this financing activity is underway for approximately 40% of project costs. The Company expects to accomplish this financing on reasonable terms before year end. Should market conditions delay this non-recourse financing beyond 2002, TECO Energy would require additional recourse financing in the interim. Should unanticipated events result in an indefinite delay or cancellation of the financing, TECO Energy would require additional long-term capital, including both debt and equity. The Company believes it has sufficient liquidity and access to capital to provide either interim funding in the event of a delay or permanent capital if necessary.

            TPS also anticipates obtaining project financing for a portion of the $180 million Commonwealth Chesapeake station. Pending resolution of certain issues with a project participant, the Company expects that completion of this financing will be delayed at least into early 2003. Accordingly, the capital commitments of TPS for 2002 do not include the Commonwealth Chesapeake Station financing.

            In June 2001, TPS and its joint venture partner, Panda Energy, closed on a $2.175 billion syndicated bank financing for the construction of the Gila River and Union power stations. The financing includes $1.675 billion in five-year non-recourse debt and $500 million in equity bridge loans guaranteed by TECO Energy. Equity contributions from the joint venture, which TECO Energy has guaranteed to make, will be required to fund additional construction costs of up to approximately $493 million for these projects in 2002. The equity bridge financing is repayable in four equal installments, which are generally coincident with the completion of Phase 2 and Phase 4 of each project. The joint venture is a 50-percent owned unconsolidated affiliate. Accordingly, the joint venture’s debt is not included in TECO Energy’s financial statements.

            Unconsolidated affiliates in which TECO Power Services has a 50% ownership interest or less have non-recourse project debt balances as follows at June 30, 2002. This debt is recourse only to the unconsolidated affiliate. TECO Energy has no debt payment obligations with respect to these financings.

Affiliate	Affiliate Debt Balance (millions)	TPS Ownership Interest

Union & Gila RiverR	$893.3	50%
EEGSA	$151.3	24%
Hamakua	$86.0	50%

            TECO Energy’s guarantees of equity bridge facilities and equity contribution agreements include two financial covenants: a debt-to-capital ratio and an interest coverage requirement on a TECO Energy consolidated basis. TECO Energy’s bank facility also includes a similar debt-to-capital ratio covenant. In addition, the guarantees of the equity bridge facilities and the equity contribution agreements require that TECO Energy maintain senior unsecured credit ratings not less than one rating of BBB and one rating of BB-. Failure to meet these covenants would require the delivery of a letter of credit to secure the obligations. At June 30, 2002, TECO Energy was in compliance with all covenants. See Note F to the Condensed Consolidated Financial Statements for additional information on the required covenants.

            As reported in TECO Energy’s Form 10-Q for the quarter ended March 31, 2002, on April 25, 2002, Standard & Poors Rating Service (S&P) lowered the ratings on TECO Energy’s debt securities to BBB+ from A- for senior unsecured debt, and to A-2 from A-1 for commercial paper. The summary of all current credit ratings follows.

Credit Ratings/Senior Debt (as of Apr. 25, 2002)

	Moody’s	Standard & Poor’s	Fitch

Tampa Electric
Senior Secured	Aa3	A-	AA-
Senior Unsecured	A1	A-	A+
Commercial Paper	P1	A2	F1+
TECO Energy
Senior Unsecured	A3	BBB+	A-
Trust Preferred	Baa1	BBB	BBB+
TECO Finance (Energy Guarantee)
Senior Unsecured	A3	BBB+	A-
Commercial Paper	P2	A2	F2
Outlook	Negative	Negative	Negative

            TECO Energy has incurred obligations in the form of guarantees, letters of credit and contractual commitments in connection with the operations of its subsidiaries and affiliates that do not appear on the balance sheet. Please refer to Off Balance Sheet Financing and Liquidity, Capital Resources of the Management’s Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001. The information with respect to off-balance sheet financings has not changed materially from that included in the Form 10-K.

            TECO Energy provides short-term liquidity for its non-regulated operating companies primarily through its commercial paper program. Tampa Electric Company also issues commercial paper. These programs are backed by the bank credit line facilities. TECO Energy and Tampa Electric Company’s ability to utilize their commercial paper programs are dependent upon maintaining an investment grade rating, and would be adversely affected by changes in the commercial paper market or if bank credit facilities were unavailable. In order to utilize the bank credit facilities, TECO Energy’s debt-to-capital ratio, as defined in the credit agreement, may not exceed 65.0% at the end of the applicable quarter. The Company’s debt-to-capital ratio was 54.9% at June 30, 2002.

Accounting Standards

Business Combinations, Goodwill and Other Intangible Assets

            Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted Statement of Financial Accounting Standards (FAS) 141, Business Combinations , and FAS 142, Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror’s intent to do so. These intangible assets are required to be amortized over their useful lives. See Note J to the Condensed Consolidated Financial Statements for additional information.

Accounting for Asset Retirement Obligations

            In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations , which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the impact that FAS 143 will have on its results. See Note Q to the Condensed Consolidated Financial Statements on page 19 for additional information.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

            In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . See Note Q to the Condensed Consolidated Financial Statements on page 19 for additional information. The implementation of FAS 145 is not anticipated to have a significant impact on the Company’s results.

Accounting for Exit or Disposal Activities

            In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

            TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At June 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s exposure to interest rate risk.

Commodity Price Risk

            TECO Energy is subject to commodity price risk, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At June 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s exposure to commodity price risk.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            Tampa Electric Company has advised the Florida Department of Environmental Protection (FDEP) that it expects to accept a resolution opportunity afforded in an FDEP violation letter dated July 12, 2002. Specifically, the allegation that Tampa Electric’s failure to timely respond to an information request violated a consent order would be resolved through performance of an environmental in-kind project at a cost of less than $200,000 in lieu of monetary sanctions.

See the discussion of additional environmental matters in Note F.

Item 6.	Exhibits and Reports on Form 8-K

         (a)     Exhibits - See index on page 33

         (b)     Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the second quarter of 2002.

The registrant filed a Current Report on Form 8-K on Apr. 22, 2002, under “Item 5. O ther Events ” reporting on TECO Energy, Inc.’s results for the first quarter of 2002.

The registrant filed a Current Report on Form 8-K on May 10, 2002, under “Item 5. Other Events ” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits ”, furnishing certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-61758).

The registrant filed a Current Report on Form 8-K on May 20, 2002, under “Item 5. Other Events ” announcing that TECO Energy’s TECO Power Services subsidiary had acquired Mosbacher Power Partners’ interest in TM Power Ventures, a joint venture of the two companies, and announcing that SNC-Lavalin Constructors, Inc., a subsidiary of SNC-Lavalin Group had replaced NEPCO, an Enron subsidiary, as the construction contractor for four power stations in which TECO Power Services has interests.

The registrant filed a Current Report on Form 8-K on May 31, 2002, under “Item 5. Other Events ” announcing that TECO Energy, Inc., plans to offer 13.5 million shares of its common stock through underwriters jointly led by Credit Suisse First Boston and UBS Warburg, and affirming TECO Energy, Inc.’s earnings guidance to the financial community in conjunction with its announced offering of 13.5 million shares of common stock.

The registrant filed a Current Report on Form 8-K on June 5, 2002, under “Item 5. Other Events ” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits ”, furnishing an underwriting agreement between TECO Energy, Inc. and UBS Warburg LLC and Credit Suisse First Boston Corporation, and certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-83958).

The registrant filed a current Report on Form 8-K on June 10, 2002, under “Item 5. Other Events ” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits ”, furnishing the Seventh Supplemental Indenture dated as of May 1, 2002 between TECO Energy, Inc. and the Bank of New York, and certain other exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-83958).

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC

(Registrant)

Date: August 13, 2002	By:/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

4.1	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, as trustee, dated as of June 11, 2002, maturing Oct. 1, 2013.

4.2	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, as trustee, dated as of June 11, 2002, maturing Oct. 1, 2023.

10.1	Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised Apr. 17, 2002.

10.2	Supplemental Executive Retirement Plan for R. Lehfeldt as of Apr. 17, 2002.

10.3	Omnibus Amendment to TECO guarantees.related to the Gila River Project, dated as of Oct. 31, 2001, by and among TECO Energy, Inc., guarantor, and Administrative Agent.

10.4	Omnibus Amendment to TECO guarantees related to the Union Power Project, dated as of Oct. 31, 2001, by and among TECO Energy, Inc., guarantor, and Administrative Agent.

12	Ratio of earnings to fixed charges.

99	Certification by Chief Executive Officer and Chief Financial Officer.