Form 10-Q/A
period 2002-06-30
TECO ENERGY INC
filed 2002-08-21
CIK 350563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8180

TECO ENERGY, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2052286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

702 N. Franklin Street, Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)

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

The Management’s Discussion and Analysis of Financial Condition section (The “MDA”) in TECO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2002 (the “10-Q”), filed with the Securities and Exchange Commission on August 13, 2002 contained a typographical error. The MDA is hereby corrected to change the reference in the tenth paragraph under the Liquidity, Capital Resources and Changes in Financial Condition section from BB- to BBB-, so as to conform that statement to Note F of the Condensed Consolidated Financial Statements in the 10-Q which reads as follows:

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

TECO ENERGY, INC
(Registrant)

Date: August 21, 2002	*By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President – Finance
and Chief Financial Officer

3