Form 10-Q
period 2002-09-30
TECO ENERGY INC
filed 2002-11-14
CIK 350563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒ No ☐

Number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date (October 31, 2002):

Common Stock, $1 Par Value         175,646,885

Index to Exhibits Appears on Page 41

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

         In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2002 and 2001, and the results of their operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended Sept. 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 9 through 24 of this report.

TECO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
(in millions, except for share amounts)

	Sept. 30, 2002	Dec. 31, 2001

Assets
Current assets
Cash and cash equivalents	$187.4	$108.4
Restricted cash	1.6	1.7
Receivables, less allowance for uncollectibles	449.5	358.6
Current notes receivable	137.0	92.7
Inventories
Fuel, at average cost	112.4	87.3
Materials and supplies	92.6	83.2
Other current assets	38.4	44.4

	1,018.9	776.3

Property, plant and equipment
Utility plant in service
Electric	4,731.5	4,575.7
Gas	731.1	699.4
Construction work in progress	1,404.3	896.7
Other property	892.7	865.1

	7,759.6	7,036.9
Accumulated depreciation	(2,684.7)	(2,531.5)

	5,074.9	4,505.4
Property held for sale, net	317.0	332.8

	5,391.9	4,838.2

Other assets
Other investments	674.1	210.4
Investment in unconsolidated affiliates	168.5	172.9
Goodwill	192.3	165.8
Deferred income taxes	301.3	242.0
Regulatory assets	157.1	198.3
Deferred charges and other assets	155.8	159.5

	1,649.1	1,148.9

	$8,059.9	$6,763.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS – continued
Unaudited
(in millions, except for share amounts)

	Sept. 30, 2002	Dec. 31, 2001

Liabilities and Capital
Current liabilities
Long-term debt due within one year	$338.4	$788.8
Notes payable	230.8	638.9
Accounts payable	314.2	267.4
Current derivative liability	3.5	33.5
Customer deposits	93.2	86.3
Interest accrued	79.6	35.6
Taxes accrued	101.9	71.7

	1,161.6	1,922.2

Deferred income taxes	505.9	498.7
Investment tax credits	28.9	32.3
Regulatory liabilities	101.1	106.2
Other deferred credits	236.3	189.9
Long-term debt, less amount due within one year	2,955.8	1,842.5

Company preferred securities	649.1	200.0

Capital

Common stock - 400 million shares authorized, $1 par value - outstanding 156,205,077 in 2002 and 139,636,726 shares in 2001.	156.2	139.6
Additional paid-in capital	902.0	600.7
Retained earnings	1,425.6	1,298.0
Accumulated other comprehensive income (loss)	(26.0)	(22.4)

Common equity	2,457.8	2,015.9
Unearned compensation	(36.6)	(44.3)

Total capital	2,421.2	1,971.6

	$8,059.9	$6,763.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions, except per share amounts)

	For the three months ended Sept. 30,

	2002	2001

Revenues
Regulated electric and gas revenues (includes franchise fees and gross receipts taxes of $19.5 million in 2002, and $18.4 million in 2001)	$505.0	$462.0
Unregulated	226.0	197.6

Total revenue	731.0	659.6

Expenses
Regulated operations
Fuel	96.2	70.2
Purchased power	55.4	42.9
Cost of natural gas sold	37.6	34.3
Other	64.9	61.0
Other operations	178.8	174.9
Maintenance	34.2	32.8
Depreciation and amortization	79.6	71.7
Taxes, other than income	41.8	40.0

Total expenses	588.5	527.8

Income from operations	142.5	131.8

Other income
Allowance for other funds used during construction	6.9	2.0
Other income, net	13.7	11.2
Gain (loss) from equity investments	0.6	(1.3)

Total other income	21.2	11.9

Interest charges
Interest expense	35.3	39.7
Distributions on preferred securities	10.0	4.2
Allowance for borrowed funds used during construction	(2.7)	(0.7)

Total interest charges	42.6	43.2

Income before provision for income taxes	121.1	100.5
Less: Provision for income taxes	8.3	9.7

Net income from continuing operations	112.8	90.8

Discontinued operations
Income before income taxes - discontinued operations	3.8	4.1
Benefit for income taxes - discontinued operations	2.3	2.4

Net income from discontinued operations	6.1	6.5

Net income	$118.9	$97.3

Average common shares outstanding – basic	156.1	136.0

Average common shares outstanding – diluted	156.1	136.9

Earnings per average common share outstanding
Net income from continuing operations – basic	$0.72	$0.67

Net income from continuing operations – diluted	$0.72	$0.66

Net income - basic	$0.76	$0.72

Net income - diluted	$0.76	$0.71

Dividends paid per common share outstanding	$0.355	$0.345

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions, except per share amounts)

	For the nine months ended Sept. 30,

	2001	2001

Revenues
Regulated electric and gas revenues (includes franchise fees and gross receipts taxes of $55.4 million in 2002, and $56.0 million in 2001)	$1,410.2	$1,355.4
Unregulated	605.1	558.7

Total revenue	2,015.3	1,914.1

Expenses
Regulated operations
Fuel	250.2	145.9
Purchased power	132.3	134.2
Cost of natural gas sold	111.1	159.6
Other	196.6	186.7
Other operations	516.3	513.5
Maintenance	115.1	107.1
Depreciation and amortization	234.5	209.4
Taxes, other than income	129.8	127.6

Total expenses	1,685.9	1,584.0

Income from operations	329.4	330.1

Other income
Allowance for other funds used during construction	16.9	4.0
Other income, net	44.0	25.6
(Loss) income from equity investments	(1.2)	2.8

Total other income	59.7	32.4

Interest charges
Interest expense	108.7	122.3
Distributions on preferred securities	28.9	12.7
Allowance for borrowed funds used during construction	(6.5)	(1.6)

Total interest charges	131.1	133.4

Income before provision for income taxes	258.0	229.1
Less: (Benefit) provision for income taxes	(5.6)	14.4

Net income from continuing operations	263.6	214.7

Discontinued operations
Income before income taxes - discontinued operations	7.5	19.9
Benefit for income taxes - discontinued operations	8.9	4.3

Net income from discontinued operations	16.4	24.2

Net income	$280.0	$238.9

Average common shares outstanding – basic	146.4	133.0

Average common shares outstanding – diluted	146.7	134.1

Earnings per average common share outstanding
Net income from continuing operations – basic	$1.80	$1.61

Net income from continuing operations – diluted	$1.80	$1.60

Net income - basic	$1.91	$1.79

Net income - diluted	$1.91	$1.78

Dividends paid per common share outstanding	$1.055	$1.025

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in millions)

	For the nine months ended Sept. 30,

	2002	2001

Cash flows from operating activities
Net income	$280.0	$238.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	234.5	209.4
Deferred income taxes	(66.9)	(65.1)
Investment tax credits, net	(3.4)	(3.7)
Allowance for funds used during construction	(23.4)	(5.6)
Amortization of unearned compensation	8.6	8.4
Equity in earnings of unconsolidated affiliates	3.9	0.2
Asset valuation adjustment, pretax	4.9	11.1
Deferred recovery clause	75.2	(23.6)
Refunds to customers	(6.1)	—
Receivables, less allowance for uncollectibles	(90.9)	5.1
Inventories	(34.5)	(36.3)
Taxes accrued	30.2	66.9
Interest accrued	44.0	16.3
Accounts payable	29.3	(59.8)
Other	13.9	36.7

Cash flows from operating activities	499.3	398.9

Cash flows from investing activities
Capital expenditures	(791.7)	(711.2)
Allowance for funds used during construction	23.4	5.6
Purchase of minority interest	(9.9)	—
Purchase of business	—	(280.3)
Investment in unconsolidated affiliates	0.1	27.8
Repayment of other non-current investment	—	220.3
Other non-current investments	(531.7)	(17.0)

Cash flows from investing activities	(1,309.8)	(754.8)

Cash flows from financing activities
Dividends	(153.4)	(136.1)
Common stock	362.9	252.6
Proceeds of issuance of long-term debt	1,384.5	1,255.9
Repayment of long-term debt	(721.9)	(231.3)
Net decrease in short-term debt	(408.1)	(807.3)
Issuance of preferred securities	435.7	—
Equity contract adjustment payments	(10.2)	—

Cash flows from financing activities	889.5	333.8

Net increase (decrease) in cash and cash equivalents	79.0	(22.1)
Cash and cash equivalents at beginning of period	108.4	98.2

Cash and cash equivalents at end of period	$187.4	$76.1

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(in millions)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2002	2001	2002	2001

Net income	$118.9	$97.3	$280.0	$238.9

Other comprehensive income (loss), net of tax:
Net (loss) gain on cash flow hedges (see Note C)	(7.8)	0.6	(3.6)	0.6

Comprehensive income	$111.1	$97.9	$276.4	$239.5

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Summary of Significant Accounting Policies

Revenue Recognition: TECO Energy, Inc., (“TECO Energy” or the “Company”) recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The criteria outlined in SAB 101 are that a) there is persuasive evidence that an arrangement exists; b) delivery has occurred or services have been rendered; c) the fee is fixed and determinable; and d) collectibility is reasonably assured. Except as discussed below, TECO Energy and its subsidiaries recognize revenues on a gross basis when earned for the physical delivery of products or services and the risks and rewards of ownership have transferred to the buyer. Revenues for any financial or hedge transactions that do not result in physical delivery are reported on a net basis.

The regulated utilities’ (Tampa Electric and Peoples Gas System) retail businesses and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC). Tampa Electric’s wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the regulated utilities qualify for the application of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain Types of Regulation. See Note D for a discussion of the applicability of FAS 71 to the Company. Revenues for certain transportation services at TECO Transport are recognized using the percentage of completion method, which includes estimates of the distance traveled and/or the time elapsed, compared to the total estimated contract.

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

Revenues for energy marketing operations at Prior Energy and TECO Gas Services are presented on a net basis, based on the deliberations of Emerging Issues Task Force No. (EITF) 02-03, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and the reference made therein to EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, to reflect the nature of the contractual relationships with customers and suppliers. As a result, costs netted against revenues were $345.9 million and $30.9 million, respectively for the nine months ended Sept. 30, 2002 and 2001.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts: TECO Coal and TECO Transport incur most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

The regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statement of Income. These amounts totaled $19.5 million and $18.4 million, respectively, for the three months ended Sept. 30, 2002 and 2001, and $55.4 million and $56.0 million, respectively, for the nine months ended Sept. 30, 2002 and 2001. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statement of Income in Taxes, other than income, and totaled $19.5 million and $18.4 million, respectively, for the three months ended Sept. 30, 2002 and 2001, and $55.4 million and $55.9 million, respectively, for the nine months ended Sept. 30, 2002 and 2001.

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

The primary sources of funds to pay dividends on TECO Energy’s common stock are dividends from its operating companies. Tampa Electric’s first mortgage bonds and certain long-term debt at Peoples Gas System (PGS) contain restrictions that limit the payment of dividends on the common stock of Tampa Electric Company. Tampa Electric’s first mortgage bonds do not limit loans or advances. In addition, TECO Diversified, Inc., a wholly-owned subsidiary of TECO Energy and the holding company for TECO Transport, TECO Coal, TECO Coalbed Methane and TECO Solutions, has a guarantee related to a coal supply agreement that limits the payment of dividends to its common shareholder, but does not limit loans or advances. As of Sept. 30, 2002 and Dec. 31, 2001, the balances restricted as to transfers to the parent company in the form of loans, advances or cash dividends were less than 25 percent of consolidated common equity.

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

At TECO Power Services (TPS), the San Jose and Alborada plants in Guatemala each has a long-term power purchase agreement (PPA) with Empresa Electrica de Guatemala, S.A. (EEGSA). A major maintenance revenue recovery component is implicit in the capacity payment portion of the PPA for each plant. Accordingly, a portion of each monthly fixed capacity payment is deferred to recognize the portion that reflects recovery of future planned major maintenance expenses. Actual maintenance costs are expensed when incurred with a like amount of deferred recovery revenue recognized at the same time. All other TPS operating projects expense major maintenance costs when incurred.

Principles of Consolidation and Reclassifications: All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These reclassifications did not affect total net income or total equity.

B.       Derivatives and Hedging

From time to time, TECO Energy enters into futures, forwards, swaps and option contracts for the following purposes:

•	To hedge the selling price for the physical production of natural gas at TECO Coalbed Methane;

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and Prior Energy;

•	To limit the exposure to interest rate fluctuations on debt issuances at TECO Energy and its other affiliates;

•	To limit the exposure to electricity, natural gas and fuel oil price fluctuations related to the operations of natural gas-fired and fuel oil-fired power plants at TPS; and

•	To limit the exposure to price fluctuations for physical purchases of fuel at TECO Transport.

TECO Energy only uses derivatives to reduce normal operating and market risks, not for speculative purposes. The Company’s primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on ratepayers. For unregulated operations, the Company uses derivative instruments primarily to optimize the value of physical assets, including generation capacity, natural gas production, and natural gas delivery.

The risk management policies adopted by TECO Energy provide a framework through which management monitors various risk exposures. Daily and periodic reporting of positions and other relevant metrics are performed by a centralized risk management group which is independent of all operating companies.

FAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying physical transaction. Additionally, amounts defined in OCI related to an effective designated cash flow hedge must be reclassified to current earnings if the anticipated hedged transaction is no longer probable of occurring.

At Sept. 30, 2002, the Company had derivative assets totaling $9.3 million and liabilities totaling $3.6 million. At Sept. 30, 2002, OCI included $22.8 million of unrealized after-tax losses, representing the fair value of cash flow hedges whose underlying hedged transaction will occur in the future, including an unrealized loss of $26.4 million on an equity investee’s interest rate swap designated as a cash flow hedge. At Sept. 30, 2001, OCI included $0.6 million of unrealized after-tax gains, representing the fair value of cash flow hedges whose underlying hedged transaction will occur in the future. Amounts recorded in OCI reflect the value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a loss upon future reclassification from OCI.

As of Sept. 30, 2002, TECO Energy had transactions in place to hedge commodity price risk and interest rate risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months and nine months ended Sept. 30, 2002, TECO Energy reclassified net pretax losses of $3.1 million and $27.7 million, respectively, to earnings for cash flow hedges, compared to pre-tax gains of $1.1 million and pre-tax losses of $7.3 million, respectively, for the three and nine months ended Sept. 30, 2001. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the loss on the derivative, reclassified from OCI to earnings, is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of natural gas.

As a result of the suspension of construction on the Dell and McAdams power plants at TPS, the Company discontinued hedge accounting for purchases of natural gas and sales of electricity which are no longer anticipated to take place within two months of the originally designated time period for delivery. The discontinuance of hedge accounting resulted in a reclassification of a pretax gain of $0.4 million from OCI to earnings, reflecting the fair value of the related derivatives as of the discontinuation date. This gain is included in the net pretax loss reported above for the three and nine months ended Sept. 30, 2002. Gains and losses on these derivative instruments subsequent to the discontinuance of hedge accounting treatment were recorded in earnings.

Based on the fair values at Sept. 30, 2002, gains of $2.2 million, are expected to be reversed from OCI to the Consolidated Statement of Income within the next twelve months. However, these gains and other future reclassifications from OCI, will fluctuate with movements in the underlying market price of the derivative instruments. Excluding interest rate risk exposures, the Company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2004.

C.       Comprehensive Income

FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. Components of OCI are presented below:

	(in millions)
	Gross	Tax	Net

Three months ended Sept. 30, 2002
Unrealized (loss) gain on cash flow hedges	$0.3	$0.1	$0.2
Less: Loss (gain) reclassified to net income	3.1	1.2	1.9

Gain (loss) on cash flow hedges	3.4	1.3	2.1
Portion of equity investee’s loss on cash flow hedges	(16.1)	(6.2)	(9.9)

Total other comprehensive income (loss)	$(12.7)	$(4.9)	$(7.8)

Three months ended Sept. 30, 2001
Unrealized (loss) gain on cash flow hedges	$1.9	$0.6	$1.3
Less: Loss (gain) reclassified to net income	(1.1)	(0.4)	(0.7)

Total other comprehensive income (loss)	$0.8	$0.2	$0.6

Nine months ended Sept. 30, 2002
Unrealized (loss) gain on cash flow hedges	$(9.4)	$(3.8)	$(5.6)
Less: Loss (gain) reclassified to net income	27.7	10.5	17.2

Gain (loss) on cash flow hedges	18.3	6.7	11.6
Portion of equity investee’s loss on cash flow hedges	(24.8)	(9.6)	(15.2)

Total other comprehensive income (loss)	$(6.5)	$(2.9)	$(3.6)

Nine months ended Sept. 30, 2001
Unrealized (loss) gain on cash flow hedges	$(6.5)	$(2.7)	$(3.8)
Less: Loss (gain) reclassified to net income	7.3	2.9	4.4

Total other comprehensive income (loss)	$0.8	$0.2	$0.6

D.       Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Sept. 30, 2002 and Dec. 31, 2001 are presented in the following table:

(in millions)	Sept. 30, 2002	Dec. 31, 2001

Regulatory assets:
Regulatory tax asset (1)	$49.9	$41.3
Other:
Cost recovery clauses	32.1	105.2
Coal contract buyout (2)	6.1	8.1
Unamortized refinancing costs (3)	36.8	13.7
Environmental remediation	20.3	22.3
Competitive rate adjustment	7.2	5.9
Other	4.7	1.8

	107.2	157.0

Total regulatory assets	$157.1	$198.3

Regulatory liabilities:
Regulatory tax liability (1)	$38.2	$43.1
Other:
Deferred allowance auction credits	1.2	1.1
Cost recovery clauses	2.6	0.5
Deferred gain on property sales (4)	0.7	0.9
Revenue refund	0.3	6.3
Environmental remediation	20.3	22.3
Transmission and distribution storm reserve	35.0	32.0
Other	2.8	—

	62.9	63.1

Total regulatory liabilities	$101.1	$106.2

(1)	Related primarily to plant life. Includes excess deferred taxes of $21.8 million and $24.6 million as of Sept. 30, 2002 and Dec. 31, 2001, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Refinancing costs comprise:

Debt related to	Amortized until
Refinancing costs for $155.0 million	2003
Refinancing costs for $51.6 million	2005
Refinancing costs for $22.1 million	2007
Refinancing costs for $25.0 million	2011
Refinancing costs for $38.0 million	2011
Refinancing costs for $150.0 million	2012
Refinancing costs for $85.9 million	2014
Refinancing costs for $150 million	2022

(4)	Amortized over a 5-year period with various ending dates.

E.       Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months and nine months ended Sept. 30, 2002, Tampa Electric purchased $55.4 million and $132.3 million, respectively. Purchased power for the same periods last year were $42.9 million and $134.2 million, respectively. These purchased power costs are recoverable through an FPSC-approved cost recovery clause.

As discussed in Part 1, Item 1. Business, in TECO Energy’s Form 10-K for the period ended Dec. 31, 2001, TPS, through its wholly-owned subsidiary, Hardee Power Partners (Hardee), has agreements with Seminole Electric Cooperative and Tampa Electric to supply all the power and capacity of its Hardee Power Station for 20 years beginning in 1993. Under the Seminole agreement, Hardee has agreed to supply Seminole with an additional 145 megawatts of capacity during the first 10 years of the contract. This additional capacity is purchased from Tampa Electric’s Big Bend Unit 4 for resale to Seminole. To meet other firm commitment contracts, TPS’ merchant plants may also purchase power from time to time. Total unregulated purchased power for the three months and nine months ended Sept. 30, 2002 was $16.8 million and $36.0 million, respectively, compared to $7.2 million and $24.9 million, respectively, for the same periods in 2001.

F.       Commitments and Contingencies

TECO Energy and its subsidiaries have made certain commitments in connection with their continuing capital investment program and estimate that capital investments for continuing operations during 2002 will be approximately $1.8 billion as detailed below. TPS expects to have invested $1,028 million during 2002. This investment is reflected in the amounts below. On Sept. 23, 2002, the decision was made that construction of the Dell and McAdams projects will be suspended. Prior to this decision, approximately $650 million had been spent for the construction of these two facilities to date. An additional $40 million is expected to be spent by year end to complete critical safety systems and secure the plants.

Capital investments for continuing operations (millions):

	Full Year 2002	YTD 2002

Tampa Electric Company
Tampa Electric division	$604	$450
Peoples Gas System division	55	38
TECO Power Services	1,028	764
TECO Transport	30	20
TECO Coal	49	30
Other unregulated businesses	10	8

	$1,776	$1,310

TECO Energy had letters of credit and financial guarantees outstanding at Sept. 30, 2002, as indicated below. In addition, as discussed below and in Note G, TECO Energy has guaranteed $500 million in fully-drawn equity bridge facilities ($375 million after the $125 million installment paid on Oct. 31, 2002) and a balance of approximately $100 million (net of estimated available reserves for contingencies) in equity commitments as of Sept. 30, 2002, for the construction of the Gila River and Union Power projects. TECO’s guarantees of the obligations of the contractor under the construction contract for these projects are included in the letters of credit table below.

Letters of credit and financial guarantees (millions):
Letters of credit	$180.9
Guarantees, debt related	24.7
Contingent purchase obligations	60.0

$265.6

Also, in addition to the guarantees discussed above, TECO Energy facilitates the extension of unsecured credit by potential counterparties to TPS and Prior Energy for the purchase and sale of gas and electricity. TECO Energy provides parent guarantees to those counterparties. TPS and Prior Energy are wholly-owned subsidiaries of TECO Energy, and all transactions executed under the parent guarantees are reflected in TECO Energy’s Consolidated Financial Statements.

TECO Energy’s guarantees of the equity bridge facilities, the equity contribution agreements and the construction contract guarantee contain customary covenants, including two financial covenants. Under the financial covenants, TECO Energy’s consolidated debt-to-capital ratio (as defined in the guarantees) must not exceed 65.0% as of the end of each quarter, and its twelve-months ended consolidated net earnings before certain charges (EBITDA) at the end of each quarter must be at least 3.0 times its consolidated adjusted interest expense on indebtedness (as such terms are defined in the guarantees). TECO Energy’s bank facility also includes a similar debt-to-capital covenant. At Sept. 30, 2002, the debt-to-capital ratio was 56.5% and interest coverage was 3.9 times. In addition, the Company is the guarantor of the contractor’s obligations under the construction contracts for the Union Power and Gila River projects. The Company’s guarantees of the equity bridge facilities, the equity contribution agreements and the construction contractor’s obligations for those projects require that the Company maintain senior unsecured credit ratings from Standard & Poor’s and Moody’s of not less than ratings of BBB and Baa3 or ratings of BBB- and Baa2. The Company’s current ratings are at the minimum required level.

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

On Dec. 2, 2001, Enron Corp., a large energy trading and services company, filed for protection under the U.S. Bankruptcy Code. TECO Energy believes that its remaining net exposure in operations from trade payables and other trading positions due to the Enron bankruptcy totals $3.5 million or less after tax at its subsidiaries, TPS, PGS and Prior Energy, its gas marketing subsidiary. These TECO Energy companies submitted claims in the Enron bankruptcy proceeding in mid-October 2002, associated with these trade payable, marketing, trading and Electric Reliability Council of Texas (ERCOT)-related amounts. These ERCOT-related matters are the subject of a separate Adversary Proceeding in the bankruptcy.

On Aug. 11, 2002, US Airways Group, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Third quarter results for 2002 included a $3.0 million after-tax charge at TECO Investments for an aircraft leased to US Airways, in anticipation of not being able to recover its investment in this lease. TECO Investments has only one remaining investment, which is an aircraft leased to American Airlines of $9.8 million at Sept. 30, 2002. This lease continues to perform on a current basis.

G.       Investments in Unconsolidated Affiliates

Certain investments are accounted for using the equity method of accounting. At Sept. 30, 2002, these investments in unconsolidated affiliates included TPS’ 50-percent voting interest in TECO-Panda Generating Company L.P. (TPGC). TPGC is a development stage enterprise and had no revenues for the three-month and nine-month periods ended Sept. 30, 2002 and 2001. Results from operations of TPGC, which reflected the capitalization of development costs in accordance with the AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, were not material for these periods.

As discussed in Note I below, TPS has recognized income on notes receivable and credit support for the TPGC joint venture. Results for TPGC are accounted for using the equity method of accounting, reflecting the Company’s significant influence but lack of control over the operating and financial policies of TPGC. The Company has determined that its investment in TPGC does not meet the test for presumption of control (ownership of over 50 percent of the voting interests) and does not contain any element that would nevertheless indicate control when the presumption of control does not exist.

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

Except to the extent that TECO Energy has guaranteed $250 million of the project financing for each of the Gila River project and the Union Power project, referred to above as the $500 million equity bridge loan ($375 million after the $125 million installment paid on Oct. 31, 2002), and its equity contributions for the projects of up to approximately $547 million total in 2002, both of which are owned by wholly-owned subsidiaries of TPGC, no partner has made any direct guarantees of partnership debt. The equity bridge financing is repayable in four equal installments, the first $125 million of which was paid on Oct. 31, 2002. TECO Energy remains responsible for construction cost overruns for the Union Power and Gila River projects, which contemplate a reduction of such amounts by the amount of any remaining contingency. (See discussion in Item 2., Management’s Discussion & Analysis of Financial Condition & Results of Operations for TPS’ Operating Results on pages 29-30 for additional information.)

H.       Guarantees of Subsidiary Securities

TECO Finance, a wholly-owned finance subsidiary of TECO Energy, had $75.8 million of commercial paper outstanding and $9.0 million of notes due in 2002 outstanding at Sept. 30, 2002. Its obligations are fully and unconditionally guaranteed by TECO Energy. There are no restrictions on dividends or cash advances from TECO Finance to TECO Energy or its subsidiaries.

I.       Related Parties

The Company and its subsidiaries had certain transactions, in the ordinary course of business, with entities in which directors of the Company had interests. These transactions, primarily for legal services, were not material for the periods ended Sept. 30, 2002 and 2001. No material balances were payable as of Sept. 30, 2002 or 2001.

TPS Arkansas Operations Company and TPS Arizona Operations Company, both wholly-owned subsidiaries of TPS, have a combined receivable from TPGC of $0.5 million as of Sept. 30, 2002.

In addition, TPS recognized income on the non-TPS portion of notes receivable from unconsolidated affiliates in which TPS holds joint venture interests and from credit support for the TPGC joint venture. The notes receivable from unconsolidated affiliates include:

($millions)	Rate		Sept. 30, 2002	Dec. 31, 2001

Notes receivable from:
Panda Energy	14%		$137.0	$92.7
Mosbacher Power Partners L.P.	—		—	13.1
Mosbacher Power Partners L.P.	9%		21.1	21.1
Mosbacher Power Partners L.P.	—		—	6.2
EEGSA	6.89	%(1)	14.8	10.9
TPGC - Gila River	8.36	%(1)	328.9	37.5
TPGC - Union Power	7.04	%(1)	278.2	86.7

(1)	Current rate at Sept. 30, 2002

TPS’ position in the Odessa and Guadalupe power stations in Texas is currently in the form of a $137 million loan to a Panda Energy International subsidiary, which is a partner in Texas Independent Energy (TIE). At the end of 2002, either the borrower will repay the loan or the loan will convert to an indirect equity interest in these projects. See Outlook for 2003 discussion in Item 2., Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 34-35 for additional information.

TPS has agreed to purchase the interests of Panda Energy in the TPGC projects in 2007 for $60 million, and TECO Energy has guaranteed payment of TPS’ purchase obligation. This obligation may be accelerated if Panda Energy defaults on a bank loan for which the TPS purchase obligation is collateral or if TECO Energy permits its debt-to-capital ratio to exceed 65.0% or defaults on the payment of indebtedness in excess of $50 million. As noted previously in Note F, TECO Energy’s debt-to-capital ratio at Sept. 30, 2002, was 56.5%. Panda Energy may cancel the purchase obligation at any time prior to 2007 by paying TPS a cancellation fee that ranges from $8 million to $20 million based on the time of such cancellation.

J.       Goodwill and Other Intangible Assets

Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror’s intent to do so. These intangible assets are required to be amortized over their useful lives.

The amount of goodwill included on the consolidated balance sheet at Sept. 30, 2002 and Dec. 31, 2001 was $192.3 million and $165.8 million, respectively, net of accumulated amortization of $9.5 million. Amortization of goodwill ceased effective Jan. 1, 2002 with the adoption of FAS 142 effective Jan. 1, 2002, resulting in savings of approximately $5 million of annual amortization expense. Results for the three-month and nine-month periods ended Sept. 30, 2001 included $1.0 million and $2.7 million of goodwill amortization expense, respectively.

The amount of intangible assets included in deferred charges and other assets on the Consolidated Balance Sheet at Sept. 30, 2002 was $10.5 million, which is net of accumulated amortization of $34.4 million, and at Dec. 31, 2001 was $28.5 million, which was net of accumulated amortization of $12.3 million. Amortizable intangible assets of $3.8 million at Sept. 30, 2002 represent customer backlog, supply agreements and the open cash flow hedges as of Nov. 1, 2001, related to the Prior Energy acquisition in November 2001. The Company is amortizing these intangibles over the current year period. Amortization expense of $3.3 million and $22.1 million, respectively, was recorded in the three and nine months ended Sept. 30, 2002. Unamortizable intangible assets of $6.7 million at Sept. 30, 2002 represent licenses held by TPS related to gasification technologies.

TECO Energy continues to review recorded goodwill and intangibles as required under FAS 142, and has not identified any impairments. The reconciliation of reported net income and earnings per share to adjusted net income excluding goodwill amortization expense for the three-month and nine-month periods ended Sept. 30, follows:

Pro forma effect of FAS 142 adoption	Three months ended Sept. 30,		Nine months ended Sept. 30,

(in millions, except per share amounts)	2002	2001	2002	2001

Net income:

As reported	$118.9	$97.3	$280.0	$238.9
Add: Goodwill amortized net of tax	—	1.0	—	2.7

Adjusted net income	$118.9	$98.3	$280.0	$241.6

Earnings per share - basic:
As reported	$0.76	$0.72	$1.91	$1.79
Add: Goodwill amortized net of tax	—	—	—	0.03

Adjusted basic earnings per share	$0.76	$0.72	$1.91	$1.82

Earnings per share - diluted:
As reported	$0.76	$0.71	$1.91	$1.78
Add: Goodwill amortized net of tax	—	.01	—	0.02

Adjusted dilutive earnings per share	$0.76	$0.72	$1.91	$1.80

K.       Mergers and Acquisitions

In May 2002, TPS purchased Mosbacher Power Partners’ interest in TM Power Ventures (TMPV) for $29.3 million. The majority of the purchase price was allocated to TMPV’s investment in the 312-megawatt Commonwealth Chesapeake Power Station (CCC) located on the Delmarva Peninsula in Virginia, and has been recorded as an increase in goodwill. The acquisition increased TPS’ ownership interest in TMPV to 100 percent.

L.       Discontinued Operations and Assets Held for Sale

In September 2002, the Company announced plans and initiated activities to sell the TECO Coalbed Methane gas assets. The offering memorandum was released in October. The Company has targeted a closing before year end. TECO Coalbed Methane’s results are now being accounted for as discontinued operations for all periods reported. The gas assets are included in Property held for sale net of accumulated depreciation on the Consolidated Balance Sheet. Revenues from the coalbed methane operations were $10.6 million and $11.6 million, respectively, for the three months ended Sept. 30, 2002 and 2001, and $28.3 million and $45.8 million, respectively, for the nine months ended Sept. 30, 2002 and 2001.

Also in September 2002, Tampa Electric announced plans and initiated activities to sell the Polk Unit #1 gasification equipment, exclusive of power block and related equipment. Tampa Electric has entered into a letter of intent for the sale of the unit to a third party, which calls for Tampa Electric to continue to operate the unit and purchase its synthetic fuel output. The new owner would receive capacity and syngas payments on a guaranteed basis from Tampa Electric and would be eligible to receive Section 29 tax credits related to the production of the synthetic natural gas through 2007. The closing is conditioned on the purchaser’s receipt of a favorable tax ruling from the Internal Revenue Service relating to the structure of the transaction. The closing is anticipated to occur during the first quarter of 2003. The cost, net of accumulated depreciation, for the Polk Unit #1 gasification equipment is included in Property held for sale net of accumulated depreciation on the Consolidated Balance Sheet.

M.       Equity Issuances

In October 2002, the Company completed a public offering of 19.385 million common shares at a price to the public of $11.00 per share. The sale of these shares resulted in net proceeds to the Company of approximately $206.4 million, which were used to repay short-term debt.

In June 2002, the Company completed a public offering of 15.525 million common shares at a price to the public of $23.00 per share. The sale of these shares resulted in net proceeds to the Company of approximately $346 million, which were used to repay short-term debt and for general corporate purposes.

In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purpose of issuing these securities, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. The equity units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated debt. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. The net proceeds from the offering were used to repay short-term debt and for general corporate purposes.

N.       Long-Term Debt and Other Financings

TECO Energy plans to issue new notes to refinance $200 million of 7% Remarketable or Redeemable Securities Due 2015 (the ROARS Notes), which the Company intends to retire. On Oct. 1, 2002, the ROARS Notes were mandatorily tendered to a designated financial intermediary. On that date, a third party purchased the ROARS Notes from the financial intermediary at a price of approximately $234.1 million, reflecting the value of the notes at their reset interest rate of 12.51%, as determined under the terms of the documents governing the ROARS Notes. The Company has an agreement with the third party that TECO will either exchange the ROARS Notes held by the third party or, absent such exchange on or before Nov. 26, 2002, repurchase the ROARS Notes for $234.1 million in cash. If the Company is required to repurchase the ROARS Notes, the Company would use available cash. TECO Energy’s estimate of net income for 2002 assumes that the Company will successfully complete the exchange of notes on terms that qualify as a debt-for-debt exchange for accounting purposes. If the Company is not successful in doing so, it will have to record a charge to earnings for the repurchase premium of approximately $34.1 million plus any fees paid to the third party.

TECO Energy and Tampa Electric have historically accessed the commercial paper markets to satisfy the short-term borrowing requirements for the unregulated and regulated operations, respectively. The current Standard & Poor’s ratings have limited TECO Energy’s access to the commercial paper markets. Tampa Electric continues to maintain access to the commercial paper market. TECO Energy is meeting its short-term borrowing needs through its $700 million credit facility. At Sept. 30, 2002, about $150 million of the facility had been drawn primarily to repay maturing commercial paper.

Tampa Electric's $300 million 364-day facility has been renewed with higher interest rates, and it now has a maturity date of Nov. 12, 2003. TECO Energy's $700 million credit facility has a renewal date of Nov. 13, 2002 for half of the facility and Nov. 13, 2004 for the remaining half, while the Company and the bank group continue to negotiate terms for renewal of the facility that matures on Nov. 13, 2002, TECO Energy has converted this $350 million 364-day facility to a one-year term loan as contemplated by the terms of the original credit facility agreement. For additional information, see the Financing Activities discussion in Item 2., Management's Discussion & Analysis of Financial Condition & Results of Operations in this filing.

In August 2002, Tampa Electric Company issued $550 million of notes consisting of $150 million of 5-year notes with a coupon rate of 5.375% and $400 million of 10-year notes with a coupon rate of 6.375%. Net proceeds of $542.7 million were used to repay $150 million of put bonds and commercial paper.

In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002 for the benefit of Tampa Electric Company. The bonds were issued to refund three existing HCIDA Pollution Control Revenue Bonds in July and August 2002. Tampa Electric is responsible for repayment of the interest and principal associated with the issuance of the 2002 refunding bonds. The average rate on the new bonds is 5.33% compared to an average coupon rate of 7.64% on the refunded bonds. Restricted cash as reported at June 30, 2002 of $146.3 million primarily reflected the net proceeds from these bonds held by the trustee and were used in July and August 2002 to refund the outstanding HCIDA tax-exempt debt previously issued for the benefit of Tampa Electric.

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

O.       Income Tax Expense

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted in the table that follows. The non-conventional fuels tax credits from continuing operations are generated on qualified production at TECO Coal through Dec. 31, 2007, subject to changes in law, regulation, or administration that could impact the qualification of Section 29 synthetic fuel tax credits. The full-year estimate of the non-conventional fuels tax credits for 2002 is approximately $101 million. The full-year estimate for cash federal tax payments to be made under alternative minimum tax rules (AMT) is expected to be approximately $60 to $70 million for 2002.

Detail of income tax provisions (in millions)	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2002	2001	2002	2001

Net income from continuing operations	$112.8	$90.8	$263.6	$214.7
Total income tax (benefit) provision	8.3	9.7	(5.6)	14.4

Net income from continuing operations, before income taxes	$121.1	$100.5	$258.0	$229.1

Income taxes on pre-tax earnings at Federal statutory rate of 35%	$42.4	$35.2	$90.3	$80.2
Increase (decrease) due to:
State income tax, net of federal income tax	2.9	2.6	6.6	6.7
Amortization of investment tax credits	(1.1)	(1.2)	(3.4)	(3.7)
Non-conventional fuels tax credit	(28.2)	(22.3)	(81.9)	(59.9)
AFUDC Equity	(2.4)	(0.7)	(5.9)	(1.4)
Permanent reinvestment for foreign income	(3.6)	(0.2)	(9.3)	(4.9)
Other	(1.7)	(3.7)	(2.0)	(2.6)

Total income tax (benefit) provision	$8.3	$9.7	$(5.6)	$14.4

Provision for income taxes as a percent of Net income from continuing operations, before income taxes	6.9%	9.6%	(2.2)%	6.3%

P.       Earnings per Share: The reconciliation of basic and diluted earnings per share is shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,

(in millions, except per share amounts)	2002	2001	2002	2001

Numerator (basic and diluted)
Net income from continuing operations - basic	$112.8	$90.8	$263.6	$214.7
Less: Additional expense (after-tax) for contingent shares	—	(0.3)	—	(0.3)

Net income from continuing operations- diluted	$112.8	$90.5	$263.6	$214.4

Net income - basic	$118.9	$97.3	$280.0	$238.9
Less: Additional expense (after-tax) for contingent shares	—	(0.3)	—	(0.3)

Net income - diluted	$118.9	$97.0	$280.0	$238.6

Denominator
Average number of shares outstanding - basic	156.1	136.0	146.4	133.0
Plus: Incremental shares for assumed conversions of stock options and contingent performance shares at end of period	0.4	4.2	2.6	4.2
Less: Treasury shares which could be purchased	(0.4)	(3.3)	(2.3)	(3.1)

Average number of shares outstanding - diluted	156.1	136.9	146.7	134.1

Earnings per share from continuing operations:
Basic	$0.72	$0.67	$1.80	$1.61

Diluted	$0.72	$0.66	$1.80	$1.60

Earnings per share:
Basic	$0.76	$0.72	$1.91	$1.79

Diluted	$0.76	$0.71	$1.91	$1.78

At Sept. 30, 2002, stock options for 6.2 million shares and 14.9 million common shares issuable under the purchase contract associated with the mandatorily convertible equity units issued in January 2002 were excluded from the third quarter computation of diluted earnings per share due to their antidilutive effect. For the nine months ended Sept. 30, 2002, stock options for 4.0 million shares and 14.9 million common shares issuable under the purchase contract associated with the mandatorily convertible equity units were excluded from the computation of diluted earnings per share as well. At Sept. 30, 2001, stock options for 1.3 million shares were excluded from the quarter and year-to-date calculation of diluted earnings per share due to their antidilutive effect. Also see Note M to the Consolidated Financial Statements for information on the recent public offering of common stock completed in October 2002.

Q.       Segment Information

The management of TECO Energy determined its reportable segments based on each subsidiary’s contribution of revenues, net income and total assets. All significant intercompany transactions were eliminated in the Consolidated Financial Statements of TECO Energy but were included in determining reportable segments.

Contributions by business segment from continuing operations (in millions)

	Three months ended		Nine months ended

	Revenues(1)	Net income(2)(3)	Revenues(1)	Net income(2)(3)

Sept. 30, 2002
Tampa Electric Company
Tampa Electric division (4)	$439.1	$63.1	$1,198.1	$144.5
Peoples Gas System division (5)	74.4	3.1	237.1	17.3

Total Regulated	513.5	66.2	1,435.2	161.8

TECO Power Services (6)	98.5	25.6	229.2	39.4
TECO Transport (7)	62.8	4.7	187.7	15.8
TECO Coal (8)	82.9	21.7	244.1	58.8
Other unregulated businesses (9)	30.5	1.3	97.2	5.4

Total Unregulated	274.7	53.3	758.2	119.4

	788.2	119.5	2,193.4	281.2
Other/financing/eliminations	(57.2)	(6.7)	(178.1)	(17.6)

TECO Energy consolidated	$731.0	$112.8	$2,015.3	$263.6

Sept. 30, 2001
Tampa Electric Company
Tampa Electric division (10)	$398.6	$56.8	$1,093.6	$125.4
Peoples Gas System division (11)	70.6	2.6	287.0	17.3

Total Regulated	469.2	59.4	1,380.6	142.7

TECO Power Services (12) (13)	89.3	15.5	229.1	24.8
TECO Transport (14)	65.2	6.9	206.7	21.5
TECO Coal (15)	72.0	12.9	221.6	40.6
Other unregulated businesses (16)	25.1	(0.6)	72.6	3.1

Total Unregulated	251.6	34.7	730.0	90.0

	720.8	94.1	2,110.6	232.7
Other/financing/eliminations	(61.2)	(3.3)	(196.5)	(18.0)

TECO Energy consolidated	$659.6	$90.8	$1,914.1	$214.7

(1)	From continuing operations. Revenues for all periods have been adjusted to reflect the presentation of energy marketing related revenues on a net basis, the reclassification of Coalbed Methane to Discontinued operations, and the reclassification of earnings of equity investments from Revenues to Other income. There is no impact to Net income as reported.

(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated finance costs were calculated based on the average investment in each subsidiary at pretax rates of 7% for the three and nine months ended Sept. 30, 2002 and 2001.

(3)	Net income from continuing operations for all periods have been adjusted to reflect the reclassification of TECO Coalbed Methane’s results as Discontinued operations. There is no impact to Net income as reported.

(4)	Revenues from sales to affiliates were $8.5 million and $25.0 million, respectively, for the three and nine months ended Sept. 30, 2002. Net income includes provisions for taxes of $33.4 million and $74.9 million, respectively for the three and nine months ended Sept. 30, 2002.

(5)	Net income includes provisions for taxes of $1.9 million and $10.9 million, respectively, for the three and nine months ended Sept. 30, 2002.

(6)	Revenues from sales to affiliates were $11.2 million and $37.0 million, respectively, for the three and nine months ended Sept. 30, 2002. Net income includes internally allocated financing costs of $27.4 million and $69.2 million, and provisions for taxes of $9.7 million and $10.7 million, respectively, for the three and nine months ended Sept. 30, 2002.

(7)	Revenues from sales to affiliates were $26.7 million and $86.9 million, respectively, for the three and nine months ended Sept. 30, 2002. Net income includes internally allocated financing income of $0.4 million and $1.3 million, and provisions for taxes of $2.4 million and $8.3 million, respectively, for the three and nine months ended Sept. 30, 2002.

(8)	Net income includes internally allocated financing costs of $2.0 million and $6.1 million, and benefit for taxes of $4.7 million and $16.3 million, respectively for the three and nine months ended Sept. 30, 2002.

(9)	Revenues from sales to affiliates were $10.8 million and $29.2 million, respectively, for the three and nine months ended Sept. 30, 2002. Net income includes internally allocated financing costs of $1.1 million and $3.4 million, and benefit for taxes of $1.1 million and provisions for taxes of $0.6 million, respectively, for the three and nine months ended Sept. 30, 2002.

(10)	Revenues from sales to affiliates were $7.1 million and $25.2 million, respectively, for the three and nine months ended Sept. 30, 2001. Net income includes provisions for taxes of $32.4 million and $70.7 million, respectively, for the three and nine months ended Sept. 30, 2001.

(11)	Net income includes provisions for taxes of $1.6 million and $10.3 million, respectively, for the three and nine months ended Sept. 30, 2001.

(12)	Revenues from sales to affiliates were $14.3 million and $52.7 million, respectively, for the three and nine months ended Sept. 30, 2001. Net income includes internally allocated financing costs of $14.1 million and $38.1 million, and provisions for taxes of $4.9 million and $3.1 million, respectively, for the three and nine months ended Sept. 30, 2001.

(13)	Net income for the nine months ended Sept. 30, 2001 includes a $6.1 million after-tax reserve for an asset valuation adjustment related to its minority interests in smaller international projects.

(14)	Revenues from sales to affiliates were $30.2 million and $97.8 million, respectively, for the three and nine months ended Sept. 30, 2001. Net income includes internally allocated financing income of $0.4 million and $0.6 million, and provisions for taxes of $3.6 million and $11.1 million, respectively, for the three and nine months ended Sept. 30, 2001.

(15)	Revenues from sales to affiliates were $3.1 million and $4.4 million, respectively, for the three and nine months ended Sept. 30, 2001. Net income includes internally allocated financing costs of $1.8 million and $5.6 million, and benefits for taxes of $6.2 million and $13.1 million, respectively, for the three and nine months ended Sept. 30, 2001.

(16)	Revenues from sales to affiliates were $6.4 million and $16.4 million, respectively, for the three and nine months ended Sept. 30, 2001. Net income includes internally allocated financing costs of $0.8 million and $2.4 million, and provisions for taxes of $0.7 million and $2.2 million, respectively, for the three and nine months ended Sept. 30, 2001.

R.       New Accounting Pronouncements

FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is continuing to identify and quantify the obligations to be initially recorded on the balance sheet for the asset retirement obligations upon adoption for FAS 143. At present, the Company expects to record a charge to earnings to recognize a cumulative-effect for a change in accounting principle.

FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions . The implementation of FAS 145 has not had a significant impact on the Company’s results.

FAS 146: In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed.

TECO Energy opted to adopt early FAS 146 in 2002. Early retirements were accepted by 52 employees at Tampa Electric Company’s electric division in mid-2002. Costs associated with this program were approximately $6.3 million and are included in operation expenses. In the fourth quarter of 2002, TECO Energy initiated an additional restructuring program that is expected to impact approximately 150-200 employees. This program includes retirements, the elimination of positions and other cost control measures. The total costs associated with this program, including severance, salary continuance through the end of 2002 and other benefit costs, are estimated to be between $10-$15 million and will be recognized in the fourth quarter of 2002.

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to our anticipated results of operations, growth rates, capital investments, financing requirements, project completion dates, future transactions and other plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: energy price changes affecting TPS’ merchant plants; TPS’ ability to sell the output of the merchant plants operating or under construction at a premium to the forward curve prices and to obtain power contracts to reduce earnings volatility; TPS’ settlement agreement with Electric Reliability Council of Texas (ERCOT) becoming final; any unanticipated need for additional equity capital that might result from lower than expected cash flow or higher than projected capital requirements; TECO Energy’s ability to successfully complete the sale of its synthetic fuel and gasification facilities, the sale of gas properties and other transactions identified in its business plan; TECO Energy’s ability to maintain credit ratings sufficient to avoid posting letters of credit relating to TPS’ construction loans and to avoid providing additional assurances to counterparties; and TECO Energy’s ability to complete its planned refinancing of notes on terms that qualify as a debt-for-debt exchange for accounting purposes. Other factors include: general economic conditions, particularly those in Tampa Electric’s service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric, Peoples Gas System or TECO Power Services; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System, as well as the margins at TECO Coalbed Methane and TECO Coal; changes in and compliance with environmental regulations that may impose additional costs or curtail some activities; TPS’ ability to successfully construct and operate its projects on schedule and within budget; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; interest rates, credit ratings and other factors that could impact TECO Energy’s ability to obtain access to sufficient capital on satisfactory terms; and TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, the use of which could be limited by TECO Energy’s taxable income or by changes in law, regulation or administration. Some of these factors and others are discussed more fully und er “Investment Considerations” in the Company’s Current Reports on Form 8-K filed on Sept. 25, 2002 and Oct. 8, 2002, and references are made thereto.

Results of Operations

Three Months Ended Sept. 30, 2002:

         Third quarter earnings from continuing operations were $0.72 per share (basic), up 7 percent from $0.67 per share for the third quarter of 2001. Net income for the quarter was $112.8 million, 24 percent higher than the $90.8 million recorded in the 2001 period. The actions taken to initiate the sale of TECO Coalbed Methane’s gas-producing assets resulted in this business being shown as discontinued operations effective with third quarter results. Total earnings per share including discontinued operations were $0.76 compared to $0.72 for the third quarter last year. The average number of common shares outstanding in the third quarter was almost 15 percent higher in 2002 than the same period in 2001. Revenues increased almost 11 percent to $731.0 million for the quarter, compared to $659.6 million for the same period last year.

Tampa Electric Company - Electric division (Tampa Electric)

         Tampa Electric’s net income for the third quarter was $63.1 million, compared with $56.8 million for the same period in 2001. The company showed improved results from customer growth of more than 2 percent and 2 percent higher retail energy sales. Results for the quarter included higher depreciation expense from normal plant additions and higher operations and maintenance expenses related to power plant outage and personnel expenses. The equity component of AFUDC, primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $6.9 million for the quarter, from $2.0 million for the same period last year. A summary of the operating statistics for the three months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Three months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

Residential	$215.9	$199.8	8.1	2,329.4	2,313.0	0.7
Commercial	123.7	114.4	8.1	1,582.7	1,595.4	(0.8)
Industrial - Phosphate	17.7	12.8	38.3	335.2	253.3	32.3
Industrial - Other	21.6	19.1	13.1	319.4	311.7	2.5
Other sales of electricity	30.8	28.1	9.6	382.0	376.6	1.4
Deferred and other revenues	1.8	(4.0)	145.0	—	—	—

	411.5	370.2	11.2	4,948.7	4,850.0	2.0
Sales for resale	17.9	18.9	(5.3)	290.4	299.0	(2.9)
Other operating revenue	9.8	9.5	3.2	—	—	—

	$439.2	$398.6	10.2	5,239.1	5,149.0	1.7

Average customers (thousands)	590.5	576.4	2.4

Retail output to line (kilowatt hours)				5,353.2	5,031.4	6.4

Tampa Electric Company - Natural Gas division (Peoples Gas System)

         Peoples Gas System (PGS) reported net income of $3.1 million for the quarter, compared with $2.6 million for the same period last year. Quarterly results reflected almost 5 percent customer growth, higher residential and commercial usage, increased gas transportation for power generation customers and off-system sales, and lower operating expenses. A summary of operating statistics for the three months ended Sept. 30, 2002 and 2001 is below:

(in millions, except average customers)	Operating revenues			Therms

Three months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$14.1	$12.9	9.3	8.8	8.3	6.0
Commercial	26.2	27.9	(6.1)	72.0	68.3	5.4
Industrial	2.8	2.8	—	55.2	54.5	1.3
Off system sales	22.3	15.9	40.3	59.2	45.0	31.6
Power generation	2.9	3.1	(6.5)	138.8	131.4	5.6
Other revenues	6.0	8.0	(25.0)	—	—	—

	$74.3	$70.6	5.2	334.0	307.5	8.6

By Sales Type:
System supply	$50.6	$46.8	8.1	86.2	76.6	12.5
Transportation	17.7	15.8	12.0	247.8	230.9	7.3
Other revenues	6.0	8.0	(25.0)	—	—	—

	$74.3	$70.6	5.2	334.0	307.5	8.6

Average customers (thousands)	276.4	263.5	4.9

         On June 27, 2002, PGS filed an application for a rate increase with the Florida Public Service Commission (FPSC). In this filing, PGS requested the FPSC to authorize interim rate relief of $5.4 million of annual gross revenues effective within 60 days of the filing. On Sept. 9, 2002, the FPSC issued an order granting interim rate relief in the amount of $1.5 million. In total, PGS is seeking a permanent rate increase of $22.6 million of annual base revenue, a 9 percent increase, with an allowed return on equity of 11.75 percent, compared with the current 11.25 percent, effective within eight months from the date of the filing. Since its last rate case in 1992, PGS has added more than 100,000 customers, a 57 percent increase, nearly doubled its pipeline system to almost 9,000 miles and experienced a 30 percent increase in the consumer price index. A final FPSC order is expected to be granted in the first quarter of 2003.

         On Oct. 21, 2002, Lakeland City Council approved a 10-year franchise agreement with PGS, released PGS from outstanding claims associated with the former franchise and agreed to dismiss the pending litigation. The city came to the conclusion that it no longer desired to pursue owning a gas utility in Lakeland.

Unregulated Companies - Operating Results

         TECO Power Services’ (TPS) net income for the quarter was $25.6 million, compared with $15.5 million last year. Results for the quarter reflected $12.2 million in after-tax income from a settlement agreement with ERCOT, $6.0 million of which related to amounts due for ancillary services provided by the Frontera Power Station in the second quarter. This settlement agreement was recently approved by the ERCOT board and is separate from the Company’s previously announced agreement with ERCOT for a reliability-must-run (RMR) contract for future services. Frontera Power Station also provided ancillary services in the third quarter, which contributed to higher quarterly results, as did higher capacity payments and higher prices for the Guatemalan generating units and increased earnings from construction-related and loan agreements with Panda. These improved results were partially offset by increased operating and financing costs and lower power prices and sales in the PJM market for the Commonwealth Chesapeake Station in Virginia.

         TPS has independent power operations and investments in Guatemala. The investments are protected from significant currency gains and losses by the terms of the U.S. dollar-denominated power sales agreements and other related contracts. For the three months ended Sept. 30, 2002 and 2001, these Guatemalan operations contributed $22.5 million and $22.0 million, respectively, to revenue and $15.9 million and $11.1 million, respectively, to operating income.

         TECO Transport reported net income of $4.7 million for the quarter, compared with $6.9 million for the same period last year. Quarterly results reflected lower revenues from lower northbound river volumes and lower volume for Tampa Electric, more than offsetting the effects of lower fuel and repair expenses and higher phosphate shipments.

         TECO Coal achieved net income of $21.7 million for the quarter, up from $12.9 million last year. These results reflected increased prices for conventional coal and synthetic fuel and increased synthetic fuel production, resulting in higher tax credits, partially offset by increased mining costs.

         TECO Energy’s other unregulated companies recorded combined net income of $1.3 million for the quarter, compared to a $(0.6) million loss for the same period in 2001. These results were driven primarily by higher net income at Prior Energy, TECO Energy’s end-use gas management company, which was acquired in November 2001, and from tax benefits related to TECO Energy’s propane investment. TECO Coalbed Methane, which was previously reported in the other unregulated business category, is now shown as discontinued operations.

Non-Operating Items

         The equity portion of allowance for funds used during construction (AFUDC), which represents allowed cost capitalized to the construction costs, was $6.9 million and $2.0 million for the three months ended Sept. 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s repowering of the Gannon Station to become the Bayside Station.

         On Aug. 11, 2002, US Airways Group, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Third quarter results for 2002 included a $3.0 million after-tax charge at TECO Investments for an aircraft leased to US Airways, in anticipation of not being able to recover its investment in this lease. TECO Investments has only one remaining investment, which is an aircraft leased to American Airlines of $9.8 million at Sept. 30, 2002. This lease continues to perform on a current basis.

         Total interest charges were $42.6 million for the three months ended Sept. 30, 2002 compared to $43.2 million for the same period in 2001. Interest expense was down for the quarter reflecting higher capitalized finance costs during construction and lower short-term interest rates offset by additional borrowing in support of TECO Energy’s capital investment program.

         The effective income tax rate on net income from continuing operations for the three-month period ended Sept. 30, 2002 was 6.9 percent compared to 9.6 percent last year. The rate for the third quarter of 2002 primarily reflects the increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal. For the three months ended Sept. 30, 2002, these tax credits totaled $28.2 million, compared to $22.3 million for the same quarter last year. See Note O to the Consolidated Financial Statements for additional information.

Discontinued Operations

         As discussed in Note L to the Consolidated Financial Statements, the Company has announced plans and initiated activities to sell the TECO Coalbed Methane gas assets. This business is now being accounted for as discontinued operations for all periods reported. Net income from discontinued operations for the quarter was $6.1 million, down slightly from the $6.5 million reported for the same period last year primarily reflecting lower gas prices and the impact of normal production declines.

Nine Months Ended Sept. 30, 2002:

         Year-to-date earnings per share from continuing operations increased almost 12 percent to $1.80 per share from $1.61 per share in the nine-month period ended Sept. 30, 2002. Net income from continuing operations for the nine-month period increased almost 23 percent to $263.6 million compared to $214.76 million for the same period last year. The average number of common shares outstanding for the first nine months was 10 percent higher in 2002 than the same period in 2001. Revenues increased 5 percent to $2,015.3 million for the nine-month period, compared to $1,914.1 million for the same period last year. Total earnings per share, including the discontinued operations of TECO Coalbed Methane, increased almost 7 percent to $1.91, compared to $1.79 for the first nine months last year.

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

Tampa Electric Company - Electric division (Tampa Electric)

         Tampa Electric’s year-to-date net income increased more than 15 percent to $144.5 million, reflecting more than 2.5 percent customer growth and almost 3 percent higher retail energy sales as a result of a return to more-normal weather. Tampa Electric also showed improved results from the pole attachment revenue true-up recorded in the first quarter of 2002. The equity component of AFUDC increased to $16.9 million for the nine months ended Sept. 30, 2002, from $4.0 million recorded last year. Depreciation expense and operations and maintenance expenses increased as a result of the factors discussed for the quarter and a small early retirement plan in the second quarter. A summary of operating statistics for the nine months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Nine months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

Residential	$572.1	$516.4	10.8	6,113.0	5,985.6	2.1
Commercial	346.0	309.5	11.8	4,393.5	4,315.3	1.8
Industrial - Phosphate	55.4	46.0	20.4	1,028.8	931.5	10.4
Industrial - Other	62.4	53.7	16.2	921.8	872.2	5.7
Other sales of electricity	86.6	77.0	12.5	1,058.1	1,027.7	3.0
Deferred and other revenues	(8.0)	(3.6)	(122.2)	—	—	—

	1,114.5	999.0	11.6	13,515.2	13,132.3	2.9
Sales for resale	49.8	67.0	(25.7)	777.2	1,269.9	(38.8)
Other operating revenue	33.8	27.6	22.5	—	—	—

	$1,198.1	$1,093.6	9.6	14,292.4	14,402.2	(0.8)

Average customers (thousands)	588.7	573.8	2.6

Retail output to line (kilowatt hours)				14,420.5	13,728.7	5.0

Tampa Electric Company - Natural Gas division (Peoples Gas System)

         PGS’ year-to-date net income was $17.3 million, unchanged from the same period last year. Year-to-date results reflected mild winter weather offset by lower operating expenses, more than 4 percent customer growth, higher commercial usage and increased volumes for low margin, transportation gas. Transportation-only sales to electric power generators, interruptible customers and off-system sales increased because lower gas prices made gas utilization more attractive for these price-sensitive customers. Operating expenses were lower than last year, reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the nine months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Therms

Nine months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$54.8	$72.5	(24.4)	44.2	46.8	(5.6)
Commercial	90.5	135.6	(33.3)	244.4	231.3	5.7
Industrial	9.3	9.6	(3.1)	187.1	179.6	4.2
Off system sales	53.4	29.0	84.1	145.1	70.7	105.2
Power generation	8.8	8.8	—	391.8	317.8	23.3
Other revenues	20.3	31.5	(35.6)	—	—	—

	$237.1	$287.0	(17.4)	1,012.6	846.2	19.7

By Sales Type:
System supply	$160.3	$209.9	(23.6)	262.0	220.6	18.8
Transportation	56.5	45.6	23.9	750.6	625.6	20.0
Other revenues	20.3	31.5	(35.6)	—	—	—

	$237.1	$287.0	(17.4)	1,012.6	846.2	19.7

Average customers (thousands)	276.3	265.3	4.1

Unregulated Companies - Operating Results

         TECO Power Services’ (TPS) year-to-date net income was $39.4 million, compared with $24.8 million for the same period last year. These results reflected higher capacity payments due to higher prices and generation at the Guatemala generating units and increased earnings from construction-related and loan agreements with Panda Energy. The improved operating performance was partially offset by higher operations and maintenance expense and low energy prices and sales at the Commonwealth Chesapeake Station, higher operating costs and increased financing costs. Year-to-date results in 2001 included a $6.1 million after-tax valuation reserve recognized for TPS’ sale of its minority interests in Energia Global International, Ltd. (EGI), which owned smaller projects in Central America.

         TPS’ independent power operations and investments in Guatemala are protected from significant currency gains or losses by the terms of the U.S. dollar-denominated power sales agreements and other related contracts. For the nine months ended Sept. 30, 2002 and 2001, these Guatemalan operations contributed $65.7 million and $59.8 million, respectively, to revenue and $38.6 million and $29.8 million, respectively, to operating income.

         In May 2002, TPS’ joint venture, TECO-Panda Generating Company, signed contracts with SNC-Lavalin Constructors Inc., a subsidiary of SNC-Lavalin Group, Inc., to replace NEPCO (an Enron Corporation subsidiary) to complete the engineering and construction of the Union and Gila River power stations. At the time, TPS also contracted with SNC-Lavalin to complete the Dell and McAdams power stations. The contracts provide for the projects to be constructed on a cost-plus-fee basis, with the fee portion at-risk until the completion of the projects. On Sept. 23, 2002, the decision was made that construction on the Dell and McAdams projects would be suspended. Efforts are underway to safely and securely wind-down construction activities. TECO Energy remains responsible for construction cost overruns for the Union and Gila River projects which contemplate a reduction of such amounts by the amount of any remaining contingency. TECO Energy’s Enron-related exposure for all four projects is currently estimated to be $120 million, but assumes that the Dell and McAdams projects were completed on schedule. (Construction is expected to be suspended on the Dell and McAdams plants as of Dec. 31, 2002. See Outlook section on pages 34 and 35.)

         TPS project entities submitted claims in the Enron Bankruptcy Proceeding in mid-October 2002. The claims associated with the NEPCO engineering, procurement and construction (EPC) contract for the four projects total approximately $214 million, which is a gross dollar amount and does not take into account efficiencies in the projects and other credits which may be available.

         In May 2002, TPS purchased Mosbacher Power Partners’ interest in TM Power Ventures (TMPV) for $29.3 million. The acquisition increased TPS’ ownership interest in TMPV to 100 percent. See Note K to the Consolidated Financial Statements for additional information.

         TECO Transport reported year-to-date net income of $15.8 million, compared with $21.5 million for the first nine months of last year. As with the third quarter results, year-to-date results reflected lower revenues from lower northbound river volumes and lower volume for Tampa Electric, more than offsetting the effects of lower fuel and repair expenses and higher phosphate shipments.

         TECO Coal achieved net income of $58.8 million, compared with $40.6 million last year. These results were attributable to increased prices for conventional coal and synthetic fuel and increased synthetic fuel production resulting in higher tax credits, partially offset by increased mining costs.

         TECO Energy’s other unregulated companies recorded combined year-to-date net income of $5.4 million, compared to $3.1 million for the same period last year. These results primarily reflected the addition of Prior Energy earnings at TECO Solutions, which also includes TECO BGA, BCH Mechanical, TECO Properties, TECO Propane Ventures and TECO Gas Services. TECO Coalbed Methane, which was previously reported in the other unregulated business category, is now shown as discontinued operations.

Non-Operating Items

         The equity component of AFUDC was $16.9 million and $4.0 million for the nine months ended Sept. 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

         Other income (expense) was $44.0 million for the first nine months of 2002, compared to $25.6 million for the same period last year. As noted in the three months ended Sept. 30, 2002 discussion, 2002 results include a $3.0 million after-tax charge at TECO Investments for an aircraft leased to US Airways in anticipation of the Company not being able to recover its investment in this lease. The first nine months of 2001 included pretax charges of $9.3 million to adjust the value of TPS’ minority interest in EGI that was sold in 2001, and $1.8 million to adjust the carrying value of certain leveraged leases at TECO Investments.

         Total interest charges were $131.1 million for the nine months ended Sept. 30, 2002 compared to $133.4 million for the same period in 2001. These results reflect additional borrowing in support of TECO Energy’s capital investment program offset by higher capitalized finance costs during construction and lower short-term interest rates.

         The effective income tax rate on net income from continuing operations for the nine-month period ended Sept. 30, 2002 was
(-2.2) percent compared to 6.3 percent last year. The rate for the first nine months of 2002 primarily reflects the increase in non-conventional fuels tax credits related to the synthetic fuel facilities at TECO Coal. For the nine months ended Sept. 30, 2002, these tax credits totaled $81.9 million, compared to $59.9 million for the same period last year. See Note O to the Consolidated Financial Statements for additional information. The cash payment for income taxes as required by the Alternative Minimum Tax rules, was $59.0 million and $52.2 million for the nine-month periods ended Sept. 30, 2002, and 2001, respectively.

Discontinued Operations

         As discussed in Note L to the Consolidated Financial Statements, the Company has announced plans and initiated activities to sell the TECO Coalbed Methane gas assets. This business is now being accounted for as discontinued operations for all periods reported. Year-to-date net income from discontinued operations was $16.4 million, down 32 percent from the $24.2 million reported for the same period last year primarily reflecting lower gas prices and the impact of normal production declines.

Liquidity, Capital Resources and Changes in Financial Condition

         Cash from operations of $499.3 million for the nine months ended Sept. 30, 2002 was approximately 25 percent higher than the $398.9 million in 2001 due primarily to the recovery of costs deferred under regulatory clauses and higher income. Cash used for investing activities for the first nine months of 2002 was $1.3 billion, compared with $754.8 million last year, primarily due to support for the TPS plants under construction and Tampa Electric’s repowering project. Net cash received from financing activities was $889.5 million, including proceeds from the issuance of almost $800 million of common stock and convertible preferred equity units, compared with $333.8 million last year. Cash from financing activities is net of dividend payments of $153.4 million in the first nine months of 2002, compared with payments of $136.1 million for the same period last year.

         Construction work-in-progress increased $507.6 million during the first nine months of 2002, due primarily to the year-to-date construction of the Bayside repowering conversion at Tampa Electric, and the Dell and McAdams plants at TPS, construction of which is being suspended. Other investments increased by $463.7 million, net, primarily as a result of TPS’ additional investments in the Gila River and Union projects of its unconsolidated affiliate. Since Dec. 31, 2001, other deferred credits increased primarily reflecting the liability for the contract adjustment portion of TECO Capital Trust II preferred securities as described in Note M to the Consolidated Financial Statements, benefit accruals at Tampa Electric and the deferral of a portion of the credit support fees related to TPS’ investment in the TECO-Panda joint venture. These deferred fees at TPS will be amortized to income over the life of the Gila River and Union plants. Goodwill increased by $26.5 million, primarily reflecting the purchase of TM Power Ventures. Receivables increased $90.9 million due primarily to summer billings at Tampa Electric and the TPS/ERCOT settlement which was approved by the ERCOT Board in October 2002, while current notes receivable increased $44.3 million due to additional funds loaned to Panda Energy related to the TIE projects.

Financing Activities

         In October 2002, the Company completed a public offering of 19.385 million common shares at a price to the public of $11.00 per share. The sale of these shares resulted in net proceeds to the Company of approximately $206.4 million, which were used to repay short-term debt.

         TECO Energy plans to issue new notes to refinance $200 million of 7% Remarketable or Redeemable Securities Due 2015 (the ROARS Notes), which the Company intends to retire. On Oct. 1, 2002, the ROARS Notes were mandatorily tendered to a designated financial intermediary. On that date, a third party purchased the ROARS Notes from the financial intermediary at a price of approximately $234.1 million, reflecting the value of the notes at their reset interest rate of 12.51%, as determined under the terms of the documents governing the ROARS Notes. The Company has an agreement with the third party that TECO will either exchange the ROARS Notes held by the third party or, absent such exchange on or before Nov. 26, 2002, repurchase the ROARS Notes for $234.1 million in cash. If the Company is required to repurchase the ROARS Notes, the Company would use available cash. TECO Energy’s estimate of net income for 2002 assumes that the Company will successfully complete the exchange of notes on terms that qualify as a debt-for-debt exchange for accounting purposes. If the Company is not successful in doing so, it will have to record a charge to earnings for the repurchase premium of approximately $34.1 million plus any fees paid to the third party.

         In August 2002, Tampa Electric Company issued $550 million of notes consisting of $150 million of 5-year notes with a coupon rate of 5.375% and $400 million of 10-year notes with a coupon rate of 6.375%. These rates incorporated a spread to the underlying treasury rate of 220 basis points on the 5-year notes and 230 basis points on the 10-year notes. Net proceeds of $542.7 million were used to repay $150 million of put bonds and commercial paper.

         In June 2002, TECO Energy completed a public offering of 15.525 million common shares at a price to the public of $23.00 per share resulting in net proceeds of $346 million. In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. See Note M to the Consolidated Financial Statements for additional information.

         In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002, for the benefit of Tampa Electric. Restricted cash as reported at June 30, 2002 of $146.3 million primarily reflected the net proceeds from these bonds held by the trustee and were used in July and August 2002 to refund outstanding HCIDA tax-exempt debt previously issued for the benefit of Tampa Electric. This refinancing is expected to result in annual pretax savings of $3.4 million. See Note N to the Consolidated Financial Statements for additional information.

         In May 2002, TECO Energy issued $300 million principal amount of 6.125% Notes due May 1, 2007, and $400 million principal amount of 7.0% Notes due May 1, 2012. Net proceeds of $694.4 million were used to repay maturing debt, repay short-term indebtedness and for general corporate purposes. For additional information, see Note N to the Consolidated Financial Statements.

         TPS’ forecasted capital investment of approximately $1,028 million in 2002 does not reflect receipt of any non-recourse project financings in 2002 due to delays caused by market conditions. In June 2001, TPS and its joint venture partner, Panda Energy, closed on a $2.175 billion syndicated bank financing for the construction of the Gila River and Union power stations. The financing includes $1.675 billion in five-year non-recourse debt and $500 million in equity bridge loans guaranteed by TECO Energy. Equity contributions from the joint venture, which TECO Energy has guaranteed to make, will be required to fund total construction costs of up to approximately $547 million for these projects in 2002, of which $464 million, net, has been incurred through September 2002. The equity bridge financing is repayable in four equal installments, which are generally coincident with the completion of Phase 2 and Phase 4 of each project. The first $125 million installment was paid on Oct. 31, 2002. The joint venture is a 50-percent owned unconsolidated affiliate. Accordingly, the joint venture’s debt is not included in TECO Energy’s financial statements.

         Unconsolidated affiliates in which TECO Power Services has a 50-percent ownership interest or less have non-recourse project debt balances as follows at Sept. 30, 2002. This debt is recourse only to the unconsolidated affiliate. TECO Energy has no debt payment obligations with respect to these financings, although it has significant equity investments and commitments in these affiliates.

Affiliate	Affiliate Debt Balance (millions)	TPS Ownership Interest

Union & Gila River	$1,032.4	50%
EEGSA	$151.3	24%
Hamakua	$86.0	50%

         TECO Energy has guaranteed $500 million in fully-drawn equity bridge facilities ($375 million after the $125 million installment paid on Oct. 31, 2002) and a balance of approximately $100 million (net of estimated available reserves for contingencies) in equity commitments as of Sept. 30, 2002 for the construction of the Gila River and Union Power projects. In addition, the Company is the guarantor of the contractor’s obligations under the construction contracts for these two projects. The Company’s guarantees of the equity bridge facilities, the equity contribution agreements and the construction contract guarantee for those projects require that the Company maintain senior unsecured credit ratings from Standard & Poor’s and Moody’s of not less than ratings of BBB and Baa3 or ratings of BBB- and Baa2. The Company’s current ratings are at the minimum required level. A further downgrade from either Standard & Poor’s or Moody’s would trigger a failure to meet that requirement, thereby requiring the delivery of letters of credit, which the Company estimates currently could approximate $575 million, to secure the obligations. The amount of the letters of credit that would be required to be delivered declines as equity is contributed to the projects and the levels of construction completion increase. See Note F to the Consolidated Financial Statements for additional information on the required covenants.

         On Sept. 23, 2002, Fitch Ratings, and on Sept. 24, 2002, Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Service, lowered the ratings on our senior unsecured debt to BBB from A-, to Baa2 from A3 and to BBB- from BBB+, respectively. They also lowered the ratings of Tampa Electric’s senior unsecured debt to A- from A+, to A2 from A1 and to BBB from A-, respectively. Fitch, Moody’s and Standard & Poor’s also lowered the ratings on TECO Finance’s medium-term notes, which are guaranteed by TECO Energy, Inc., to BBB from A-, to Baa2 from A3 and to BBB- from BBB+, respectively. Additionally, on these dates Fitch’s and Moody’s revised their rating outlooks to stable from negative, while Standard & Poor’s outlook remains negative. The agencies indicated that these downgrades reflect their expectation of negative impacts on our earnings and cash flow measures due to continued weakness in wholesale power markets. On Nov. 13, 2002, Moody’s confirmed TECO Energy’s senior unsecured debt rating but changed the rating outlook to negative from stable. The new ratings meet the minimum requirements imposed by TECO Energy’s lending arrangements.

         These downgrades and any future downgrades may affect TECO Energy’s ability to borrow and may increase financing costs, which may decrease earnings. TECO Energy interest expense is likely to increase when maturing debt is replaced with new debt with higher interest rates due to the lower credit ratings.

Credit Ratings/Senior Debt (as of Sept. 24, 2002)

	Moody’s	Standard & Poor’s	Fitch

Tampa Electric
Senior Secured	A1	BBB	A
Senior Unsecured	A2	BBB	A-
Commercial Paper	P1	A2	F2

TECO Energy
Senior Unsecured	Baa2	BBB-	BBB
Trust Preferred	Baa3	BB+	BBB-

TECO Finance (Energy Guarantee)
Senior Unsecured	Baa2	BBB-	BBB
Commercial Paper	P2	A3	F2

Outlook	Negative	Negative	Stable

(1) Rating outlook changed to negative from stable for TECO Energy on Nov. 13, 2002.

         In addition, the lower credit ratings affect the amount of indebtedness, types of financing structures and debt markets available to the company. TECO Energy and Tampa Electric have historically accessed the commercial paper markets to satisfy the short-term borrowing requirements for the unregulated and regulated operations, respectively. The current Standard & Poor’s ratings have limited TECO Energy’s access to the commercial paper. Tampa Electric continues to maintain access to the commercial paper market.

         TECO Energy is meeting its short-term borrowing needs through its $700 million credit facility. The Form 8-K filing of Nov. 12, 2002 indicated that as of Nov. 11, 2002, there were letters of credit outstanding under the facility of $161 million and draws in the amount of $500 million, which includes $234 million of cash that will be available for use upon the sale of the notes to be exchanged for the ROARS and over $100 million cash available to TECO Energy for general corporate purposes.

         Tampa Electric’s $300 million 364-day facility has been renewed with higher interest rates, and it now has a maturity date of Nov. 12, 2003. TECO Energy’s $700 million credit facility has a renewal date of Nov. 13, 2002 for half of the facility and Nov. 13, 2004 for the remaining half. While the Company and the bank group continue to negotiate terms for renewal of the $350 million 364-day facility that matures on Nov. 13, 2002, TECO Energy has converted this $350 million 364-day facility to a one-year term loan as contemplated by the terms of the original credit facility agreement.

         In order to utilize the bank credit facilities, TECO Energy’s debt-to-capital ratio, as defined in the credit agreement, may not exceed 65.0% at the end of the applicable quarter. The Company’s debt-to-capital ratio was 56.5% at Sept. 30, 2002. Under Tampa Electric’s new 364-day facility, Tampa Electric’s debt-to-capital ratio may not exceed 60.0% measured at the end of the applicable quarter and its earnings before interest, taxes, depreciation and amortization (EBITDA) to interest coverage ratio must be 2.5 times. The Company expects that renewal of TECO Energy’s facility will contain covenants similar to Tampa Electric’s.

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

Outlook

         On Sept. 23, 2002, the Company provided a detailed outlook and plan for the remainder of 2002 and 2003.

2002

         In 2002, the company expects net income to grow by 10 to 15 percent. Earnings per share are expected to be near 2001 levels but lower than earlier projections due to the 5 cents per share dilution from the 19.4 million new shares issued in October 2002. Net income growth is expected to be driven primarily by customer growth and normal weather at Tampa Electric and Peoples Gas and increased allowance for funds used during construction (AFUDC) associated with the Gannon to Bayside repowering at Tampa Electric.

         TECO Transport expects improved results in the second half from an improvement in the U.S. economy and some higher northbound river shipments and better prices in the U.S. government grain program. Overall, 2002 results are expected to be below the previous year’s results.

         TECO Coal expects to benefit from increased synfuel production and higher steam coal prices than in 2001; the results will reflect lower prices for metallurgical coal in the second half.

         TECO Power Services expects higher results from the sale of ancillary services to ERCOT and power sales to Mexico at the Frontera Power Station in Texas, continued good performance from its other operating plants and increased earnings from construction-related and loan agreements with Panda Energy.

2003

         The 2003 business outlook focuses on continued growth in the Florida operations, optimizing the independent power investments and minimizing potential earnings volatility and external financing needs while maximizing cash flow to support the company’s expense and capital obligations as well as the dividend.

         Key elements in the plan are: (1) deferral of the Dell and McAdams independent power plants and other actions to reduce capital expenditures by $250 million; (2) proceeds of more than $400 million from the partial sale of certain facilities involved in to the production of synthetic coal at TECO Coal and the coal gasification unit at Tampa Electric’s Polk Power Station and the sale of the TECO Coalbed Methane gas assets in Alabama; and (3) $250 million of cash derived from repatriation of cash and non-recourse refinancings on generating facilities in Guatemala and other financial transactions or asset sales. In October 2002, the Company accelerated a portion of the plan and increased its certainty by selling 19.4 million shares of common stock for $206.4 million.

         The activities on the sale of assets are progressing rapidly. A letter of intent has been signed for the sale of Tampa Electric’s gasifier with negotiations proceeding toward a definitive agreement, with a closing expected in the first quarter of 2003 subject to the purchaser’s receipt of a favorable tax ruling from the Internal Revenue Service. Bids for the sale of the coalbed methane assets are expected in November, with a target to complete the sale by year-end. Completion of the partial sale of synfuel production assets is not expected until sometime in the first quarter of 2003.

         Based on projected net income of $270 million to $305 million, earnings-per-share are expected to be between $1.60 to $1.85 per share after the effects of the $0.15 cents per share dilution from the October 2002 issuance of 19.4 million shares. The low end of the range is based on the company-by-company assumptions outlined in the Sept. 23, 2002 Current Report on Form 8-K, with power margins based on the-then current forward curves at TECO Power Services. The high end of the range assumes moderate improvement in wholesale power prices due to economic dispatch, which means the most efficient units, regardless of ownership, are dispatched first.

         Cash flow projections for 2003 include capital expenditures of $700 million, which includes $255 million at the Florida operations; $400 million for TECO Power Services, including $375 million to repay the equity bridge loan, and $45 million for all other operating companies combined; and dividend payments of $250 million. Cash from operations at the lower end of the earnings-per-share guidance range is expected to be about $590 million, including the effects of higher synfuel production and partial sale of synfuel production assets at TECO Coal. Total cash flow from operations, including cash from the transactions described above and other activities including the repatriation of cash and non-recourse refinancings on generating facilities in Guatemala, is projected to be approximately $940 million.

         The 2003 plan includes a $250 million reduction in capital expenditures. The major components of this reduction include: $100 million from the deferral of the Dell and McAdams power stations; $55 million from timing of the completion of Bayside Unit 2 and $30 million lower recurring capital expenditures at Tampa Electric; and $65 million lower capital expenditures at all of the other operating companies combined.

         TECO Power Services’ position in the Odessa and Guadalupe power stations in Texas is currently in the form of a $137 million loan to a Panda Energy International subsidiary, which is a partner in Texas Independent Energy (TIE). At the end of 2002, either the borrower will repay the loan or the loan will convert to an indirect equity interest in these projects. TECO Power Services is evaluating various options regarding its loan, including renegotiating the terms of the loan, converting into equity and renegotiating the ownership structure, selling TECO Power Services’ interest in the projects, or writing-off the loan or investment amount. The expected outcome of these activities is to make these projects neutral to earnings and cash flow in 2003. Any write-off or charges from a renegotiation or sale would adversely affect the Company’s results, and has not been included in 2002 or 2003 estimates.

Critical Accounting Policies

         Management’s Discussion & Analysis of Financial Condition & Results of Operations provides a narrative explanation of TECO Energy’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management’s Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies. See also Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Accounting Standards

Business Combinations, Goodwill and Other Intangible Assets

         Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted Statement of Financial Accounting Standards (FAS) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror’s intent to do so. These intangible assets are required to be amortized over their useful lives. See Note J to the Consolidated Financial Statements for additional information.

Accounting for Asset Retirement Obligations

         In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is continuing to identify and quantify the obligations to be initially recorded on the balance sheet for the asset retirement obligations upon adoption for FAS 143. At present, the Company expects to record a charge to earnings to recognize a cumulative-effect for a change in accounting principle.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

         In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. See Note R to the Consolidated Financial Statements for additional information. The implementation of FAS 145 has not had a significant impact on the Company’s results.

Accounting for Exit or Disposal Activities

         In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed.

         TECO Energy opted to adopt early FAS 146 in 2002. Early retirements were accepted by 52 employees at Tampa Electric Company’s electric division in mid-2002. Costs associated with this program were approximately $6.3 million and are included in operation expenses. In the fourth quarter of 2002, TECO Energy initiated an additional restructuring program that is expected to impact approximately 150-200 employees. This program includes retirements, the elimination of positions and other cost control measures. The total costs associated with this program including severance, salary continuance through the end of 2002 and other benefit costs, are estimated to be between $10-$15 million and will be recognized in the fourth quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. Recent actions by rating agencies to lower TECO Energy’s credit ratings may impact the Company’s ability to borrow, and may increase financing costs, which may decrease earnings. TECO Energy’s interest expense is likely to increase when maturing debt is replaced with new debt with higher interest rates due to the lower credit ratings. See Note B to the Consolidated Financial Statements for additional information related to interest rate risk management.

Commodity Price Risk

         TECO Energy is subject to commodity price risk, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. As a result of anticipated growth in operations, TECO Power Services and Prior Energy have increased commodity price risk exposure at Sept. 30, 2002. TPS is exposed to both electricity and natural gas price risk, Prior Energy is exposed to natural gas price risk. At Sept. 30, 2002, the impact on the fair value of the positions held at TPS and Prior Energy of a hypothetical 10-percent decrease in natural gas prices would be $12.4 million and $1.6 million, respectively. The impact of a hypothetical 10-percent change in electricity prices on the fair value of the positions held at TPS, at Sept. 30, 2002, would be $18.1 million. See Note B to the Consolidated Financial Statements for additional information related to commodity price risk management.

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of environmental matters in Note F to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - See index on page 41

(b) Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended Sept. 30, 2002.

The registrant furnished a Current Report on Form 8-K on Aug. 14, 2002, under “Item 9. Regulation FD Disclosure” reporting the statements under oath of the Principal Executive Officer and Principal Financial Officer regarding facts and circumstances related to Exchange Act filings of TECO Energy, Inc.

The registrant filed a Current Report on Form 8-K on Sept. 25, 2002, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, providing outlook information for 2002 and 2003.

The registrant filed the following reports on Form 8-K after Sept. 30, 2002.

The registrant filed a Current Report on Form 8-K on Oct. 8, 2002, under “Item 5. Other Events” reporting TECO Energy’s preliminary third quarter results and announcing its plan to conduct a public offering of its common stock.

The registrant filed a Current Report on Form 8-K on Oct. 11, 2002, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, furnishing an underwriting agreement between TECO Energy, Inc. and Morgan Stanley & Co., Incorporated, as representative of several underwriters, and certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-83958).

The registrant furnished a Current Report on Form 8-K on Nov. 5, 2002, under “Item 9. Regulation FD Disclosure”, reporting information about additional third quarter financial information that can be found on the registrant’s website.

The registrant filed a Current Report on Form 8-K on Nov. 12, 2002, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, reporting TECO Energy's progress on its plan, credit facilities and bond exchange and responding to investor concerns.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.

(Registrant)

Date: November 13, 2002	*By: /s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Energy, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	*By: /s/ R. D. FAGAN

R. D. FAGAN Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Energy, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	*By: /s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

12	Ratio of earnings to fixed charges.