Form 10-Q
period 2005-03-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2005-05-09
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Number of shares of TECO Energy, Inc.’s common stock outstanding as of April 30, 2005 was 206,978,853.

As of April 30, 2005, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

This combined Form 10-Q represents separate filings by TECO Energy, Inc. and Tampa Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2005 and Dec. 31, 2004, and the results of their operations and cash flows for the periods ended Mar. 31, 2005 and 2004. The results of operations for the three-month period ended Mar. 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and to the notes on pages 8 through 21 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2005	Dec. 31, 2004
Current assets
Cash and cash equivalents	$312.6	$96.7
Restricted cash	57.1	57.1
Receivables, less allowance for uncollectibles of $9.3 and $8.0 at Mar. 31, 2005 and Dec. 31, 2004, respectively	300.4	286.8
Inventories, at average cost
Fuel	64.9	46.2
Materials and supplies	72.3	74.6
Current derivative assets	40.5	3.8
Prepayments and other current assets	40.1	43.6
Assets held for sale	130.5	128.8

Total current assets	1,018.4	737.6

Property, plant and equipment
Utility plant in service
Electric	4,795.7	4,857.9
Gas	815.8	810.8
Construction work in progress	219.7	207.1
Other property	833.3	847.6

Property, plant and equipment, at original cost	6,664.5	6,723.4
Accumulated depreciation	(2,108.3)	(2,065.5)

Total property, plant and equipment (net)	4,556.2	4,657.9

Other assets
Deferred income taxes	1,362.4	1,379.1
Other investments	8.0	8.0
Regulatory assets	191.6	200.9
Investment in unconsolidated affiliates	261.2	263.0
Goodwill	59.4	59.4
Long-term derivative assets	0.7	—
Deferred charges and other assets	121.8	111.5
Assets held for sale	2,139.6	2,059.1

Total other assets	4,144.7	4,081.0

Total assets	$9,719.3	$9,476.5

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets – continued

Unaudited

Liabilities and capital (millions)	Mar. 31, 2005	Dec. 31, 2004
Current liabilities
Long-term debt due within one year
Recourse	$5.5	$5.5
Non-recourse	4.1	8.1
Notes payable	80.0	115.0
Accounts payable	251.1	257.8
Customer deposits	108.6	105.8
Current derivative liabilities	—	11.5
Interest accrued	90.7	50.6
Taxes accrued	51.1	36.3
Liabilities associated with assets held for sale	1,672.3	1,631.8

Total current liabilities	2,263.4	2,222.4

Other liabilities
Deferred income taxes	523.4	504.1
Investment tax credits	19.3	20.0
Regulatory liabilities	573.8	539.0
Long-term derivative liability	—	0.5
Deferred credits and other liabilities	355.8	351.5
Liabilities associated with assets held for sale	653.9	672.2
Long-term debt, less amount due within one year
Recourse	3,590.4	3,588.9
Non-recourse	—	13.4
Junior subordinated	277.7	277.7
Minority interest	—	2.9

Total other liabilities	5,994.3	5,970.2

Commitments and contingencies (see Note 11)

Capital
Common equity (400 million shares authorized; par value $1;
206.9 million shares and 199.7 million shares outstanding at
Mar. 31, 2005 and Dec. 31, 2004, respectively)	206.9	199.7
Additional paid in capital	1,625.6	1,489.4
Retained deficit	(324.9)	(357.6)
Accumulated other comprehensive income	(42.9)	(43.8)

Common equity	1,464.7	1,287.7
Unearned compensation	(3.1)	(3.8)

Total capital	1,461.6	1,283.9

Total liabilities and capital	$9,719.3	$9,476.5

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2005	2004
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $20.7 in 2005 and $20.8 in 2004)	$522.1	$488.0
Unregulated	162.6	128.0

Total revenues	684.7	616.0

Expenses
Regulated operations
Fuel	114.6	120.8
Purchased power	40.9	29.1
Cost of natural gas sold	83.5	58.9
Other	61.0	65.2
Other operations	145.6	134.0
Maintenance	39.0	33.2
Depreciation	70.1	68.8
Asset impairment	—	6.7
Taxes, other than income	50.1	47.5

Total expenses	604.8	564.2

Income from operations	79.9	51.8

Other income
Allowance for other funds used during construction	—	0.7
Other income	37.1	46.6
Income from equity investments	15.2	6.9

Total other income	52.3	54.2

Interest charges
Interest expense	75.5	87.5
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	75.5	87.2

Income before provision for income taxes	56.7	18.8
Provision for income taxes	27.8	10.2

Income from continuing operations before minority interests	28.9	8.6
Minority interest	22.6	23.1

Income from continuing operations	51.5	31.7

Discontinued operations
Loss from discontinued operations	(29.9)	(44.9)
Income tax benefit	(11.1)	(15.7)

Total discontinued operations	(18.8)	(29.2)

Net income	$32.7	$2.5

Average common shares outstanding
– Basic	205.1	188.0
– Diluted	206.0	188.6

Earnings per share from continuing operations
– Basic	$0.25	$0.17
– Diluted	$0.25	$0.17

Earnings per share from discontinued operations
– Basic	$(0.09)	$(0.16)
– Diluted	$(0.09)	$(0.16)

Earnings per share
– Basic	$0.16	$0.01
– Diluted	$0.16	$0.01

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2005	2004
Net income	$32.7	$2.5

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on cash flow hedges	0.9	(3.5)

Other comprehensive income (loss), net of tax	0.9	(3.5)

Comprehensive income (loss)	$33.6	$(1.0)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2005	2004
Cash flows from operating activities
Net income	$32.7	$2.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	70.1	72.1
Deferred income taxes	11.4	12.7
Investment tax credits, net	(0.7)	(0.7)
Allowance for funds used during construction	—	(1.0)
Amortization of unearned compensation	0.8	3.7
Gain on sales of business/assets, pretax	(32.6)	(44.9)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	1.8	(4.3)
Minority interest	(22.6)	(23.2)
Asset impairment, pretax	—	6.7
Deferred recovery clause	3.0	31.4
Receivables, less allowance for uncollectibles	(11.2)	39.7
Inventories	(21.5)	12.3
Prepayments and other deposits	1.3	5.3
Taxes accrued	5.0	(65.6)
Interest accrued	49.7	65.7
Accounts payable	25.2	(80.5)
Other	(14.0)	20.8

Cash flows from operating activities	98.4	52.7

Cash flows from investing activities
Capital expenditures	(62.5)	(59.5)
Allowance for funds used during construction	—	1.0
Net proceeds from sales of business/assets	29.0	109.7
Net cash reduction from deconsolidation	—	(22.8)
Restricted cash	24.3	(4.9)
Distributions from (investment in) unconsolidated affiliates	—	(3.1)
Other non-current investments	4.2	8.4

Cash flows from (used in) investing activities	(5.0)	28.8

Cash flows from financing activities
Dividends	(39.3)	(35.7)
Common stock	184.3	4.8
Proceeds from long-term debt	1.1	—
Repayment of long-term debt	(8.5)	(80.4)
Minority interest	21.9	21.8
Net (decrease) increase in short-term debt	(35.0)	12.5
Equity contract adjustment payments	(2.0)	(5.1)

Cash flows from (used in) financing activities	122.5	(82.1)

Net increase (decrease) in cash and cash equivalents	215.9	(0.6)
Cash and cash equivalents at beginning of period	96.7	108.2

Cash and cash equivalents at end of period	$312.6	$107.6

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation

The consolidated financial statements include the accounts of TECO Energy, Inc. and its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Segment Reporting

During the first quarter of 2005, as part of its continued focus on core utility and profitable unregulated operations, the company revised internal reporting information used for decision making purposes. With this change, management began to view the results and performance of TECO Guatemala, Inc. (TECO Guatemala) (formerly TWG Non-Merchant, Inc.), as a separate segment comprised of all Guatemalan operations. TECO Guatemala includes the equity investments in the San José and Alborada power plants, the equity investment in the Guatemalan distribution company, EEGSA, and the TECO Guatemala parent company. Results for TECO Guatemala were previously reported in the Other Unregulated segment. Following the sales of the larger energy services businesses, which were previously reported in the Other Unregulated segment, the remaining small operations of TECO Solutions are now reported within “Other & Eliminations.” Prior period segment results have been restated to reflect the revised segment structure (see Note 13).

Revenues and Fuel Costs

As of Mar. 31, 2005 and Dec. 31, 2004, unbilled revenues of $47.8 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $40.9 million and $29.1 million, respectively, for the three months ended Mar. 31, 2005 and 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $20.7 million and $20.8 million, respectively, for the three months ended Mar. 31, 2005 and 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2005 and 2004, these totaled $20.6 million and $20.7 million, respectively.

Stock-Based Compensation

Stock options are granted with an option price greater than or equal to the fair value on the grant date, therefore, no compensation expense has been recognized for stock options granted under the company’s stock-based compensation plans. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by Financial Accounting Standard Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts as follows. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions set forth below:

Pro Forma Stock-Based Compensation Expense

	Three months ended Mar. 31,
(millions, except per share amounts)	2005	2004
Net income from continuing operations
As reported	$51.5	$31.7
Add: Unearned compensation expense (1)	0.5	0.6
Less: Pro forma expense (2)	1.4	1.5

Pro forma	$50.6	$30.8

Net income
As reported	$32.7	$2.5
Add: Unearned compensation expense (1)	0.5	0.6
Less: Pro forma expense (2)	1.4	1.5

Pro forma	$31.8	$1.6

Net income from continuing operations – EPS, basic
As reported	$0.25	$0.17
Pro forma	$0.25	$0.16
Net income from continuing operations – EPS, diluted
As reported	$0.25	$0.17
Pro forma	$0.25	$0.16
Net income – EPS, basic
As reported	$0.16	$0.01
Pro forma	$0.15	$0.01
Net income – EPS, diluted
As reported	$0.16	$0.01
Pro forma	$0.15	$0.01

Assumptions
Risk-free interest rate	4.04%	3.52%
Expected lives (in years)	7	7
Expected stock volatility	34.09%	32.68%
Dividend yield	5.67%	6.87%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after-tax.
(2)	Compensation expense for stock options determined under the fair-value based method, after-tax, plus compensation expense associated with restricted stock awards, after-tax.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. Results for all prior periods have been reclassified from continuing operations to discontinued operations, as appropriate, for each of the entities as discussed in Note 15.

2. New Accounting Pronouncements

Stock-Based Compensation

The effective date of FAS 123 (revised 2004), Share-Based Payment, was deferred to Jan. 1, 2006 by the Securities and Exchange Commission (SEC). The revision to FAS 123 will require financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision will require financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. While the impact to the company is not expected to be material, see Note 1 for an approximation of the impact of implementing the revised statement.

Asset Retirement Obligations

FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligation, an Interpretation of FASB Statement No. 143, was issued in March 2005 and becomes effective for fiscal years ending after Dec. 15, 2005, and it is not expected to materially impact the company.

3. Regulatory

Cost Recovery – Tampa Electric

Tampa Electric recovers the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$70.8	$57.6
Other:
Cost recovery clauses	35.2	48.2
Deferred bond refinancing costs (2)	31.5	32.5
Environmental remediation	16.9	16.9
Competitive rate adjustment	5.5	6.1
Transmission and distribution storm reserve (3)	28.1	28.0
Other	3.6	11.6

	120.8	143.3

Total regulatory assets	$191.6	$200.9

Regulatory liabilities:
Regulatory tax liability (1)	$25.7	$29.5
Other:
Deferred allowance auction credits	2.3	2.3
Recovery clause related	8.0	8.7
Environmental remediation	16.9	16.9
Deferred gain on property sales (4)	4.2	1.7
Accumulated reserve – cost of removal	487.7	479.9
Derivative liability	27.4	—
Other	1.6	—

	548.1	509.5

Total regulatory liabilities	$573.8	$539.0

(1)	Related primarily to plant life. Includes $14.2 million and $14.6 million of excess deferred taxes as of Mar. 31, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	See Note 17 for a subsequent event.
(4)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

During the three months ended Mar. 31, 2005 and Mar. 31, 2004, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, and repatriation of foreign source income to the United States. In particular, in the first quarter of 2005, lower Kentucky state rates were enacted, resulting in $ 2.4 million of additional net deferred income tax expense recorded.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The company elected to apply the relevant provisions of the Act with respect to its 2005 cash dividends from its Guatemalan operations. During the first quarter of 2005, the company repatriated $9 million. The first quarter repatriation resulted in $0.3 million of additional income tax expense net of foreign tax credit.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension (benefit) expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act), which supersedes FSP 106-1 and was effective for the period beginning Jul. 1, 2004 for the company.

Pension Expense (Benefit)

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2005	2004	2005	2004
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.0	$4.3	$1.6	$1.2
Interest cost on projected benefit obligations	8.2	8.3	2.8	3.0
Expected return on assets	(9.3)	(9.8)	—	—
Amortization of:
Transition (asset) obligation	(0.1)	(0.3)	0.7	0.7
Prior service (benefit) cost	(0.1)	(0.2)	0.8	0.5
Actuarial loss	1.1	0.7	—	0.4

Pension expense	3.8	3.0	5.9	5.8
Settlement	—	3.2	—	—
Additional amounts recognized	—	0.3	—	—

Net pension expense recognized in the
TECO Energy Consolidated Statements of Income	$3.8	$6.5	$5.9	$5.8

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. During 2005, the company will contribute approximately $13.6 million to the pension plans. This contribution is due by Sep. 15, 2005.

6. Short-Term Debt

At Mar. 31, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility	$150.0	$—	$—	$150.0	$115.0	$—
3-year facility	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	80.0	—	—	—	—
TECO Energy:
3-year facility	200.0	—	27.6	200.0	—	27.4

Total	$625.0	$80.0	$27.6	$475.0	$115.0	$27.4

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 17.5 to 50.0 basis points. The weighted-average interest rate on outstanding notes payable at Mar. 31, 2005 and Dec. 31, 2004 was 2.80% and 3.32%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Jan. 6, 2005, Tampa Electric Company and TEC Receivables Corp (TRC), a wholly-owned subsidiary of Tampa Electric Company, entered into a $150 million accounts receivable securitized borrowing facility. The assets of TRC are not intended to be generally available to the creditors of Tampa Electric Company. Under the Purchase and Contribution Agreement entered into in connection with that facility, Tampa Electric Company sells and/or contributes to TRC all of its receivables for the sale of electricity or gas to its retail customers and related rights (the Receivables), with the exception of certain excluded receivables and related rights defined in the agreement, and assigns to TRC the deposit accounts into which the proceeds of such Receivables are paid. The Receivables are sold by Tampa Electric Company to TRC at a discount. Under the Loan and Servicing Agreement among Tampa Electric Company as Servicer, TRC as Borrower, certain lenders named therein and Citicorp North America, Inc. as Program Agent, TRC may borrow up to $150 million to fund its acquisition of the Receivables under the Purchase Agreement. TRC has secured such borrowings with a pledge of all of its assets including the Receivables and deposit accounts assigned to it. Tampa Electric Company acts as Servicer to service the collection of the Receivables. TRC pays program and liquidity fees based on Tampa Electric Company’s credit ratings. The terms of the Loan and Servicing Agreement include the following financial covenants: (i) for the 12-months ending each quarter-end, the ratio of Tampa Electric Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) to interest, as defined in the agreement, must be equal to or exceed 2.0 times; (ii) at each quarter-end, Tampa Electric Company’s debt to capital, as defined in the agreement, must not exceed 60% and (iii) certain dilution and delinquency ratios with respect to the Receivables, set at levels substantially above historic averages, must be maintained. TRC may repay the borrowings at any time, with notice, from the proceeds of collections of receivables, or with the consent of the Program Agent, from other funds available to TRC. The receivables and the debt of TRC are included in the consolidated financial statements of Tampa Electric Company.

7. Long-Term Debt

Junior Subordinated Notes

Effective Jan. 1, 2004, TECO Energy adopted FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. As a result, the company preferred securities that were issued by the funding companies established to issue the securities were no longer recognized as a result of the deconsolidation of the funding companies. As described below, the company issued junior subordinated notes to the funding companies in connection with the issuance of the trust preferred securities. The company has reflected the junior subordinated notes and the equity investment in the funding companies on the balance sheet.

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing Trust Preferred Securities (TRuPS) and purchasing company preferred securities, issued 8 million shares of $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the Trust. The TRuPS represents an undivided beneficial interest in a corresponding amount of the TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions were $4.2 million for each of the three-month periods ended Mar. 31, 2005 and 2004. These distributions were reflected in interest expense.

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

Capital Trust II

In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purpose of issuing these securities, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10, based on the market price at that time. The equity units represent an indirect interest in a corresponding amount of the TECO Energy 5.11% junior subordinated notes. The holders of these contracts were entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005.

In August 2004, the company exchanged approximately 10.227 million common shares and $14.9 million in cash for 10.756 million units through an early settlement offer. After the acceptance of the early settlement offer, approximately 7.209 million units remained outstanding. In October 2004, $162.7 million of TECO Capital Trust II trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed. At the closing of the remarketing on Oct. 15, 2004, the company purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. The company retired the trust preferred securities it purchased. Trust preferred securities totaling $71 million of this series remain outstanding, including 3% ($14 million) held by TECO Capital Trust II. In connection with the remarketing, the distribution rate on the trust preferred securities was reset to a coupon rate of 5.934% per annum, payable quarterly, effective on and after Oct. 16, 2004. Distributions were $1.1 million and $5.7 million, for the three months ended Mar. 31, 2005 and 2004, respectively.

On Jan. 14, 2005, the final settlement rate for TECO Energy’s remaining outstanding 7,208,927 equity security units (units) that were not tendered in the early settlement offer completed in August 2004 was set based on the average trading price of TECO Energy common stock from the 20 consecutive trading days ending Jan. 12, 2005, as required under the terms of the units. On Jan. 18, 2005, each holder of the TECO Energy units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of TECO Capital Trust II. As a result, TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005 and received approximately $180 million of proceeds from the settlement.

8. Common Stock

As discussed above in Note 7, TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005, as part of the final settlement for the remaining outstanding equity security units outstanding under the TECO Capital Trust II securities. TECO Energy received approximately $180 million of proceeds from the settlement.

9. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) (OCI) for the three months ended Mar. 31, 2005 and 2004, related to changes in the fair value of cash flow hedges:

Comprehensive Income (Loss)	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2005
Unrealized gain on cash flow hedges	$6.1	$3.2	$2.9
Less: Gain reclassified to net income	(3.1)	(1.1)	(2.0)

Gain on cash flow hedges	3.0	2.1	0.9

Total other comprehensive income	$3.0	$2.1	$0.9

2004
Unrealized loss on cash flow hedges	$(8.6)	$(2.2)	$(6.4)
Less: Loss reclassified to net income	5.0	2.1	2.9

(Loss) on cash flow hedges	(3.6)	(0.1)	(3.5)

Total other comprehensive income (loss)	$(3.6)	$(0.1)	$(3.5)

Accumulated Other Comprehensive Income (Loss)
(millions)	Mar. 31, 2005	Dec. 31, 2004
Minimum pension liability adjustment (1)	$(44.3)	$(44.3)
Net unrealized gains (losses) from cash flow hedges (2)	1.4	0.5

Total accumulated other comprehensive income	$(42.9)	$(43.8)

(1)	Net of tax benefit of $27.9 million as of Mar. 31, 2005 and Dec. 31, 2004.
(2)	Net of tax provision (benefit) of $0.8 million and ($1.3) million, as of Mar. 31, 2005 and Dec. 31, 2004, respectively.

10. Earnings Per Share

For the three months ended Mar. 31, 2005 and 2004, stock options for 5.8 million shares and 6.3 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Additionally, 14.9 million common shares issuable under the purchase contract associated with the equity security units were also excluded from the computation of diluted earnings per share for the three months ended Mar. 31, 2004, due to their antidilutive effect.

Earnings Per Share

	Three months ended Mar. 31,
(millions, except per share amounts)	2005	2004
Numerator
Net income from continuing operations, basic	$51.5	$31.7
Effect of contingent performance shares	(0.2)	(0.4)

Net income from continuing operations, diluted	51.3	31.3
Discontinued operations, net of tax	(18.8)	(29.2)

Net income, diluted	$32.5	$2.1

Denominator
Average number of shares outstanding—basic	205.1	188.0
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	4.4	2.5
Less: Treasury shares which could be purchased	(3.5)	(1.9)

Average number of shares outstanding—diluted	206.0	188.6

Earnings per share from continuing operations
Basic	$0.25	$0.17
Diluted	$0.25	$0.17
Earnings per share from discontinued operations, net
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)
Earnings per share
Basic	$0.16	$0.01
Diluted	$0.16	$0.01

11. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At Mar. 31, 2005, the estimated capital expenditures for the full year 2005 are approximately $302 million, and are summarized below. These estimated expenditures will be offset by net proceeds from asset and business sales of approximately $184.7 million, including the sale of membership interests in TECO Coal synfuel assets of approximately $117.6 million and the sale of TWG Merchant’s interest in Commonwealth Chesapeake Company, LLC (CCC) of approximately $89.0 million, partially offset by the $30 million payment to occur upon transfer of ownership of the Union and Gila River project companies (see Note 15).

Forecasted Full-Year Capital Investments

Estimated
(millions)	2005
Tampa Electric	$214.5
Peoples Gas	40.0
TECO Coal	23.7
TECO Transport	19.6
Other	4.2

Total capital expenditures	302.0
Less: proceeds from asset sales	(184.7)
Other investments and restricted cash related	(39.3)

Net capital investments	$78.0

Legal Contingencies

Grupo Litigation

In March 2001, TECO Wholesale Generation, Inc. (TWG) (under its former name of TECO Power Services Corporation) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC (Grupo) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleged, among other things, that TWG breached an oral contract with Grupo. On Aug. 3, 2004, the trial court granted TWG’s motion for summary judgment, resulting in only one count remaining. On Oct. 18, 2004, TWG’s motion for summary judgment on the remaining count was granted. The plaintiffs have appealed and the company expects that the appellate court would render a decision by the end of 2005.

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia, which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality and exclusivity agreement (the confidentiality agreement) between the trade union and an indirect subsidiary of TWG, TPS International Power, Inc. (TPSI), alleging breach of contract and seeking damages of approximately $50 million. TECO Energy, Inc. and TWG also were named, although those companies were not parties to the confidentiality agreement. This arbitration is being funded by Grupo pursuant to a contract under which Grupo would share in any recovery. The arbitration is in its preliminary stages, and the parties’ arbitrators have been selected by the parties. TPSI has filed a counterclaim seeking to limit the payment to the amount of recovery, if any, that will go to the trade union as defined under the arrangement between Grupo and the trade union. This is the standard set forth in the Colombian statute that allows the assignment and funding of claims by others. The statute only allows recovery by the aggrieved party (the trade union in this case) and reimbursement of the costs of recovery. See Note 17 for a subsequent event.

Tampa Electric Transmission Litigation

As previously reported, three lawsuits have been filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The high-voltage power lines are needed by Tampa Electric to move electricity from its power generating facilities in the eastern part of its service territory to the northwest part of its service territory where significant population growth has been experienced. The design provided a loop in order to enhance reliability for the benefit of customers. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. Tampa Electric is working with the community to determine the feasibility of alternate routes or structures or some combination. Tampa Electric sought to permit an alternate route after several community meetings; however, the permitting agency (Hillsborough County) asked the company to withdraw the application due to the pending litigation. The plaintiffs were seeking class action status, which was denied. The three cases are pending before two separate judges. Summary judgment denying injunctive relief (non-monetary relief) has been granted in one of the cases and motions for summary judgment have been argued in the other two cases, which have been consolidated, and are scheduled for trial in September 2005. See Note 17 for a subsequent event.

Class Action Securities Litigation & Related SEC Inquiry

A number of securities class action lawsuits were filed in August, September and October 2004 against the company and certain current and former officers by purchasers of TECO Energy securities. These suits, which were filed in the U.S. District Court for the Middle District of Florida, allege disclosure violations under the Securities Exchange Act of 1934. These actions were consolidated and remain in the initial pleading stage. On Feb. 1, 2005, the Court entered its order appointing the (i) “TECO Lead Plaintiff Group,” comprised of NECA-IBEW Pension Fund (The Decatur Plan), Monroe County Employees Retirement System, John Marder and Charles Korpak, as the Lead Plaintiff for the Class and (ii) the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as Lead Counsel. The plaintiffs have until May 4, 2005 to file their amended consolidated complaint. The defendants will then have until Jul. 5, 2005 to file a motion to dismiss and supporting brief, and then the plaintiffs would have until Sep. 6, 2005 to file their opposition brief. The motion would then be before the Judge for a decision, which could be made based on the papers or after a hearing, if scheduled, at the Judge’s discretion. The company intends to defend the litigation vigorously. In addition, in connection with the previously disclosed SEC informal inquiry resulting from a letter from the non-equity member in CCC raising issues related to the arbitration proceeding involving that project, the SEC has requested additional information primarily relating to the allegations made in these securities class action lawsuits focusing on various merchant plant investments and related matters. See Note 17 for a subsequent event.

Other Issues

The company cannot predict the ultimate resolution of these matters, including the class action litigation, the Tampa Electric litigation, and the Grupo-related proceedings at this time, and there can be no assurance that any such matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

From time to time TECO Energy and its subsidiaries are involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management believes that the ultimate resolution of these pending matters will not have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million (of which only $0.1 million is attributable to the superfund), and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Mar. 31, 2005 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2005	2006	2007-2009	After 2009	Total	Liabilities Recognized at Mar. 31, 2005
Tampa Electric
Letters of credit	$—	$—	$—	$2.4	$2.4	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	20.0	20.0	0.1

	—	—	—	22.4	22.4	0.1

TECO Transport
Letters of credit	—	—	—	2.4	2.4	—

TECO Coal
Letters of credit	—	—	—	20.1	20.1	—
Guarantees: Fuel purchase related (2)	10.0	—	—	1.4	11.4	2.9

	10.0	—	—	21.5	31.5	2.9

TECO Guatemala
Letters of credit	—	4.9	—	—	4.9	—

TWG Merchant
Guarantees:
Fuel purchase/energy management (2)	86.6	—	—	—	86.6	0.1
Construction/investment related	2.0	—	—	—	2.0	—

	88.6	—	—	—	88.6	0.1

Other subsidiaries
Guarantees:
Debt related	—	—	—	1.0	1.0	1.0
Fuel purchase/energy management (1)(2)	—	—	—	8.7	8.7	—

	—	—	—	9.7	9.7	1.0

Total	$98.6	$4.9	$—	$56.0	$159.5	$4.1

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2009.
(2)	The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2005. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2005, TECO Energy, Tampa Electric and the other operating companies are in compliance with all required financial covenants except for those related to the Union and Gila River project companies as described below.

Union and Gila River Project Company Guarantees

The TECO Energy guarantees of the equity contribution agreements of the Union and Gila River project companies and the Construction Undertaking contain debt/capital and EBITDA/interest financial covenants. The company was not in compliance with the EBITDA/interest covenant at any quarterly measurement period in 2004 and was not in compliance with the debt/capital covenant at Mar. 31, 2005. Non-compliance constitutes a default under the non-recourse bank credit agreements of the Union and Gila River project companies, but does not create a cross-default under any TECO Energy agreement. See Note 15 for developments related to the transfer of the Union and Gila River project companies.

12. Related Parties

In October 2003, Tampa Electric signed a five-year contract renewal with an affiliate company, TECO Transport, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. In September 2004, the FPSC voted to disallow approximately $14 to $16 million (pretax) of the costs that Tampa Electric can recover from its customers for waterborne transportation services. The impact of this decision has been reflected in Tampa Electric’s financial statements since the date of the decision. In October 2004, Tampa Electric filed with the FPSC a motion for clarification and reconsideration of the disallowance of recovery of costs under its waterborne transportation contract with TECO Transport. On Mar. 1, 2005, the FPSC heard oral arguments on the motion and denied Tampa Electric’s request for reconsideration and clarification. This decision by the FPSC had no additional impact on Tampa Electric’s results.

13. Segment Information

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

As more fully described in Note 1, during the first quarter of 2005 the company revised internal reporting information for the purpose of evaluating, measuring and making decisions with respect to the components which previously comprised the Other Unregulated operating segment. The revised operating segment, TECO Guatemala, is comprised of all Guatemalan operations. The remaining components are now included in Other & Eliminations.

The information presented in the following table excludes all discontinued operations. See Note 15 for additional details of the components of discontinued operations.

Segment Information (1)

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport		TECO Guatemala	TWG Merchant	Other & Eliminations		TECO Energy

2005
Revenues - external	$379.4	$142.7	$109.8	$47.0		$2.2	$0.3	$3.3		$684.7
Sales to affiliates	0.7	—	—	20.4		—	—	(21.1)		—

Total revenues	380.1	142.7	109.8	67.4		2.2	0.3	(17.8)		684.7
Depreciation	46.6	8.7	9.0	5.4		0.2	0.1	0.1		70.1
Total interest charges (2)	24.3	3.8	3.2	1.4		3.5	5.8	33.5		75.5
Internally allocated interest (2)	—	—	3.1	—		3.4	5.8	(12.4)		(0.1)
Provision (benefit) for taxes	13.4	8.0	19.1	2.3		(0.4)	(3.2)	(11.4)		27.8
Net income (loss) from continuing operations	$22.0	$12.8	$27.5	$4.1		$11.5	$(5.7)	$(20.7)		$51.5

2004
Revenues - external	$370.2	$117.8	$78.7	$40.8		$2.2	$2.1	$4.2		$616.0
Sales to affiliates	0.8	—	—	16.8		—	—	(17.6)		—

Total revenues	371.0	117.8	78.7	57.6		2.2	2.1	(13.4)		616.0
Depreciation	45.1	8.4	9.0	5.4		0.1	0.4	0.4		68.8
Total interest charges (2)	24.8	3.8	2.3	1.1		3.9	13.4	37.9		87.2
Internally allocated interest (2)	—	—	2.3	(0.3)		3.8	13.4	(19.9)		(0.7)
Provision (benefit) for taxes	13.7	8.0	8.2	0.5		(0.2)	(9.2)	(10.8)		10.2
Net income (loss) from continuing operations	$23.9	$12.8	$15.4	$1.1	(3)	$11.1	$(15.6)	$(17.0	)(4)	$31.7

At Mar. 31, 2005
Goodwill	$—	$—	$—	$—		$59.4	$—	$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.5		237.2	—	20.5		261.2
Other non-current investments	—	—	—	—		—	—	8.0		8.0
Total assets	$4,219.4	$679.0	$444.4	$313.9		$360.3	$2,733.1 (5)	$969.2		$9,719.3

At Dec. 31, 2004
Goodwill	$—	$—	$—	$—		$59.4	$—	$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.3		239.2	—	20.5		263.0
Other non-current investments	—	—	—	—		—	—	8.0		8.0
Total assets	$4,167.3	$671.1	$413.9	$315.4		$363.6	$2,736.8 (5)	$808.4		$9,476.5

(1)	From continuing operations. All prior periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for CCC and Frontera Generation Limited Partnership (Frontera) (formerly included in the TWG Merchant segment) and BCH Mechanical, Inc. (BCH) and other Energy Services operations (formerly included in the Other & Eliminations segment).
(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2005 and 2004 were at pretax rates of 8%, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(3)	TECO Transport’s 2004 net income includes a $0.8 million after-tax impairment.
(4)	2004 net income includes a $10.6 million after-tax gain on the sale of TECO Energy’s interest in its propane business, partially offset by a $3.4 million after-tax asset impairment charge at TECO Solutions.
(5)	Includes assets classified as assets held for sale on the accompanying balance sheet.

14. Mergers, Acquisitions and Dispositions

BCH Mechanical, Inc.

On Jan. 7, 2005, an indirect subsidiary of TECO Energy completed the disposal of its 100% interest in BCH pursuant to a Stock Purchase Agreement dated as of Dec. 31, 2004. The purchaser of BCH was BCH Holdings, Inc., majority owned at that time by Daryl W. Blume, who was a Vice President of BCH and one of the owners of BCH when it was purchased by a subsidiary of TECO Energy in September 2000. Under the transaction, TECO Energy retained BCH’s net working capital determined as of Dec. 31, 2004, and certain other existing obligations. As a result of asset and goodwill impairments recorded in the fourth quarter 2004 as part of the annual impairment testing, no additional gain or loss was recorded as a result of the completion of the sale. See the Other transactions section of Note 15 for additional details relating to this disposition.

15. Discontinued Operations and Assets Held for Sale

Union and Gila River Project Companies (See Note 17 for a subsequent event relating to the Chapter 11 case)

On Jan. 24, 2005, 95% in number and 90% in aggregate principal amount of the Union and Gila River project lenders entered into a Master Settlement and Restructuring Support Agreement (the Master Settlement Agreement) in which they agreed to vote their respective claims in favor of the pre-negotiated Joint Plan of Reorganization (the Joint Plan). Because two members of the 40-member lending group failed to agree to the consensual transfer, on Jan. 26, 2005 the Union and Gila River project entities filed Chapter 11 cases, which included the Joint Plan, in the U.S. Bankruptcy Court for the District of Arizona. For the Joint Plan to be confirmed, it must be approved by an affirmative vote of creditors holding more than 50% in number of obligations and more than two-thirds of the dollar amount of such obligations in each impaired class. The company also consented to the Joint Plan.

In addition to the Master Settlement Agreement, 100% of the project lenders approved the Master Release Agreement (the Release) providing for release of all claims against the company and the project entities, and vice versa, which is part of the Joint Plan. The Release becomes effective upon the transfer of the projects at such time as the Joint Plan is confirmed and payment by the company of the $30 million for settlement of all previous existing financial obligations is made. Also, on Jan. 24, 2005 the project companies received FERC approval of the transfer of the ownership to the lending group.

As an asset held for sale, the assets and liabilities that are expected to be transferred as part of the sale, as of Mar. 31, 2005 and Dec. 31, 2004, have been reclassified, respectively, in the balance sheet. Also, the results from operations have been reflected in discontinued operations for all periods presented. The following table provides selected components of discontinued operations for the Union and Gila River project companies.

Components of income from discontinued operations – Union and Gila River Project Companies

	Three months ended Mar. 31,
(millions)	2005	2004
Revenues	$44.2	$59.3
Loss from operations	(22.5)	(19.6)
Loss before provision for income taxes (1)	(30.9)	(39.0)
Benefit for income taxes	(11.5)	(13.6)

Net loss from discontinued operations (1)	$(19.4)	$(25.4)

(1)	Excludes $22.2 million ($14.4 million after-tax) of interest expense on non-recourse debt not recorded as a result of applying the provision of SOP 90-7 (see further discussion below).

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale – Union and Gila River Project Companies

(millions)	Mar. 31, 2005	Dec. 31, 2004
Current assets	$116.1	$128.8
Net property, plant and equipment	1,372.7	1,369.0
Other investments	653.9	658.5
Other non-current assets	22.4	22.4

Total assets held for sale	$2,165.1	$2,178.7

Liabilities associated with assets held for sale – Union and Gila River Project Companies

(millions)	Mar. 31, 2005	Dec. 31, 2004
Current portion of long-term debt, non-recourse – Secured Facility Note	$1,395.0	$1,395.0
Other current liabilities	272.2	233.8
Long-term debt, non-recourse Financing Facility Note	653.9	658.5
Other non-current liabilities	—	13.7

Total liabilities associated with assets held for sale	$2,321.1	$2,301.0

Net property, plant and equipment has been reduced by accumulated depreciation of $49.4 million and a valuation adjustment of $1,099.3 million as of Mar. 31, 2005 and Dec. 31, 2004. In accordance with FAS 144, no depreciation was recognized on the Union and Gila River project company assets in 2005 and 2004 as a result of being classified as held for sale. Had these assets not been classified as held for sale, $21.0 million and $21.4 million of depreciation expense would have been recognized in the three months ended Mar. 31, 2005 and 2004, respectively. Further, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7) and the provisions of the Arizona bankruptcy code and the Joint Plan, interest expense on the project entities’ non-recourse debt subsequent to the bankruptcy filing will not be paid and is therefore not being recorded. Had the bankruptcy proceeding not occurred, the Union and Gila River project entities would have recorded additional pretax interest expense of $22.2 million ($14.4 million after-tax) during the first quarter of 2005, which would have been reported in loss from discontinued operations.

Other transactions

In 2005 and 2004, the company completed several sales transactions and achieved significant milestones towards additional transactions anticipated to be completed in 2005. The completed transactions include: the sale of Frontera in 2004; Prior Energy in 2004; TECO BGA in 2004; and TECO AGC, Ltd. in 2004. For all periods presented, the results from operations and gains and losses of Frontera, Prior Energy, TECO BGA, and TECO AGC are presented as discontinued operations on the income statement. As of Dec. 31, 2004, no significant assets or liabilities remained relating to these entities.

At Mar. 31, 2005, assets and liabilities held for sale-other include CCC and TECO Thermal, while at Dec. 31, 2004, assets and liabilities held for sale–other includes BCH Mechanical and TECO Thermal, both investments of TECO Solutions (see Note 17 for details of a subsequent event related to CCC). For all periods presented, the results from operations of each of these entities are presented as discontinued operations on the income statement.

The following table provides selected components of discontinued operations for other than the Union and Gila River project companies:

Components of income from discontinued operations – Other

	Three months ended Mar. 31,
(millions)	2005	2004
Revenues	$7.5	$26.3
(Loss) income from operations	1.0	(0.6)
(Loss) gain on sale	—	0.3
Income (loss) before provision for income taxes	1.0	(5.9)
Provision (benefit) for income taxes	0.4	(2.1)

Net income (loss) from discontinued operations	$0.6	$(3.8)

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions described above:

Assets held for sale – Other

(millions)	Mar. 31, 2005	Dec. 31, 2004
Current assets	$14.4	$—
Net property, plant and equipment	85.2	7.7
Other non-current assets	5.4	1.5

Total assets held for sale	$105.0	$9.2

Liabilities associated with assets held for sale – Other

(millions)	Mar. 31, 2005	Dec. 31, 2004
Current liabilities	$5.1	$3.0

Total liabilities associated with assets held for sale	$5.1	$3.0

16. Derivatives and Hedging

At Mar. 31, 2005 and 2004, respectively, TECO Energy and its affiliates had total derivative assets (current and non-current) of $41.2 million and $3.8 million, and total derivative liabilities (current and non-current) of $0.0 million and $12.0 million. At Mar. 31, 2005 and Dec. 31, 2004, accumulated other comprehensive income (AOCI) included after-tax gains of $1.4 million and $0.5 million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from OCI.

For the three months ended Mar. 31, 2005 and 2004, respectively, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pretax gains (losses) of $3.1 million and ($5.0) million. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas and fuel oil. For these types of hedge relationships, the loss on the derivative reclassified from OCI to earnings is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas and fuel oil. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of natural gas and fuel oil.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3). Based on the fair value of cash flow hedges at Mar. 31, 2005, pretax gains of $32.2 million are expected to be reclassified from regulatory assets, and pretax gains of $2.2 million are expected to be reversed from OCI, to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets and OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the three months ended Mar. 31, 2005 and 2004, respectively, the company also recognized pretax (losses) gains of ($1.9) million and $2.4 million, relating to derivatives that were not designated as either a cash flow or fair value hedge.

17. Subsequent Events

Tampa Electric Storm Restoration Costs

On Apr. 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $73 million exceeded by $30 million the company’s property insurance reserve account (storm reserve) as of August 2004 (prior to the first hurricane). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as capital charges to “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve would have a positive balance of $11 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to Jan. 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement is contingent upon approval by the FPSC. The FPSC is scheduled to rule on the matter in May 2005.

Sale of Commonwealth Chesapeake Power Station

On Apr. 19, 2005 an indirect subsidiary of TECO Energy completed the sale of its membership interests in Commonwealth Chesapeake Company, LLC (CCC), the owner of the Commonwealth Chesapeake Power Station in Virginia, to an affiliate of Tenaska Power Fund, L.P. Proceeds from the sale were approximately $89 million after consideration for the value of working capital less transaction-related expenses. As of a result of asset impairments recorded in the fourth quarter 2004 as part of annual impairment testing, the sale transaction did not result in a material gain or loss. The sale is subject to certain ordinary and customary post-closing adjustments to working capital items, which are not expected to be material. CCC’s results are reflected in discontinued operations (see Note 15).

Confirmation of Chapter 11 Reorganization Plan for Union and Gila River

On Apr. 19, 2005, the bankruptcy court confirmed the Chapter 11 plan of reorganization of the Union, Gila River, and Trans-Union project companies (see Note 15). The final order will be entered subsequently. On Apr. 18, 2005, the court approved a stipulation resolving outstanding issues raised by two non-consenting members of the lending group. To facilitate and speed the transfer of the project companies to the lending group, TECO Energy agreed to pay $1.8 million in legal fees for those non-consenting parties. TECO Energy and the debtors have also filed a stipulation authorizing reimbursement to TECO Energy of $0.4 million for transition services it provided and that will be included in the confirmation order. The parties expect to consummate the transaction transferring ownership of the projects on May 31, 2005.

Tampa Electric Transmission Litigation

In April 2005, a fourth lawsuit by another group of residents who live in the vicinity of large transmission lines was filed in the Circuit Court in Hillsborough County against Tampa Electric and assigned to a third judge. Tampa Electric has not been served. On Apr. 26, 2005 the court denied Tampa Electric’s motions for partial summary judgment, and summary judgment was denied in the previously pending consolidated cases. The company continues to defend these cases vigorously and to evaluate its alternatives with respect to these various lawsuits.

Grupo Litigation

On Apr. 26, 2005 the arbitration panel in Colombia convened and took the following actions: dismissed TECO Energy and TWG for lack of jurisdiction; accepted TPSI’s counterclaim; and established the arbitrator’s fees at $0.7 million.

Class Action Securities Litigation

The plaintiffs filed their Consolidated Class Action Complaint for Securities Fraud on May 3, 2005. The consolidated complaint maintains the same class period, Oct. 30, 2001 to Feb. 4, 2003, and the same parties as those contained in the original complaint. The nature of the claims, which relate to the adequacy of the company’s disclosures and financial reporting, also remains the same. The defendants have until Jul. 5, 2005 to file a responsive pleading. The company intends to vigorously defend the litigation.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Mar. 31, 2005 and Dec. 31, 2004, and the results of operations and cash flows for the three-month periods ended Mar. 31, 2005 and 2004. The results of operations for the three-month periods ended Mar. 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and to the notes on pages 27 to 32 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2005	Dec. 31, 2004
Property, plant and equipment
Utility plant in service
Electric	$4,792.4	$4,776.2
Gas	815.7	810.8
Construction work in progress	141.7	129.8

Property, plant and equipment, at original costs	5,749.8	5,716.8
Accumulated depreciation	(1,594.8)	(1,563.4)

	4,155.0	4,153.4
Other property	3.6	3.6

Total property, plant and equipment	4,158.6	4,157.0

Current assets
Cash and cash equivalents	55.7	1.3
Receivables, less allowance for uncollectibles of $1.1 and $1.0 at Mar. 31, 2005 and Dec. 31, 2004, respectively	195.3	197.6
Inventories
Fuel, at average cost	53.9	34.6
Materials and supplies	46.9	47.2
Current derivative assets	32.2	—
Taxes receivable	—	33.4
Prepayments and other current assets	24.7	27.7

Total current assets	408.7	341.8

Deferred debits
Deferred income taxes	122.9	123.2
Unamortized debt expense	19.3	19.9
Regulatory assets	191.6	200.9
Long-term derivative assets	0.7	—
Other	3.5	3.0

Total deferred debits	338.0	347.0

Total assets	$4,905.3	$4,845.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2005	Dec. 31, 2004
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	282.9	285.4

Total capital	1,659.7	1,662.2
Long-term debt, less amount due within one year	1,514.0	1,513.9

Total capitalization	3,173.7	3,176.1

Current liabilities
Long-term debt due within one year	5.5	5.5
Notes payable	80.0	115.0
Accounts payable	172.5	161.1
Customer deposits	108.6	105.8
Current derivative liabilities	—	11.2
Interest accrued	28.8	25.2
Taxes accrued	53.4	13.5

Total current liabilities	448.8	437.3

Deferred credits
Deferred income taxes	527.5	512.7
Investment tax credits	19.1	19.8
Regulatory liabilities	573.8	539.0
Long-term derivative liability	—	0.5
Other	162.4	160.4

Total deferred credits	1,282.8	1,232.4

Total liabilities and capital	$4,905.3	$4,845.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions)	2005	2004
Revenues
Electric (includes franchise fees and gross receipts taxes of $15.4 in 2005 and $15.7 in 2004)	$379.9	$370.8
Gas (includes franchise fees and gross receipts taxes of $5.3 in 2005 and $5.1 in 2004)	142.7	117.8

Total revenues	522.6	488.6

Expenses
Operations
Fuel	135.0	137.6
Purchased power	40.9	29.1
Cost of natural gas sold	83.5	58.9
Other	60.8	65.0
Maintenance	24.7	21.1
Depreciation	55.3	53.5
Taxes, federal and state income	21.2	21.2
Taxes, other than income	38.8	38.4

Total expenses	460.2	424.8

Income from operations	62.4	63.8

Other income (expense)
Allowance for other funds used during construction	—	0.7
Taxes, non-utility federal and state income	(0.2)	(0.5)
Other income (expense), net	0.7	1.3

Total other income (expense)	0.5	1.5

Interest charges
Interest on long-term debt	24.6	26.6
Other interest	3.5	2.3
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	28.1	28.6

Net income	$34.8	$36.7

Consolidated Statements Of Comprehensive Income

	Three months ended Mar. 31,
(millions)	2005	2004
Net income	$34.8	$36.7

Comprehensive income	$34.8	$36.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2005	2004
Cash flows from operating activities
Net income	$34.8	$36.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	55.3	53.5
Deferred income taxes	(1.9)	8.8
Investment tax credits, net	(0.7)	(0.7)
Allowance for funds used during construction	—	(1.0)
Deferred recovery clause	3.0	31.4
Receivables, less allowance for uncollectibles	2.3	2.4
Inventories	(19.0)	8.1
Prepayments	3.0	(1.3)
Taxes accrued	73.3	(34.2)
Interest accrued	3.5	2.3
Accounts payable	11.4	(19.6)
Other regulatory assets and liabilities	(0.1)	1.0
Other	11.2	(0.6)

Cash flows from operating activities	176.1	86.8

Cash flows from investing activities
Capital expenditures	(49.5)	(44.5)
Allowance for funds used during construction	—	1.0

Cash flows from (used in) investing activities	(49.5)	(43.5)

Cash flows from financing activities
Repayment of long-term debt	—	(75.0)
Net (decrease) increase in short-term debt	(35.0)	50.0
Payment of dividends	(37.2)	(32.6)

Cash flows from (used in) financing activities	(72.2)	(57.6)

Net (decrease) increase in cash and cash equivalents	54.4	(14.3)
Cash and cash equivalents at beginning of period	1.3	33.6

Cash and cash equivalents at end of period	$55.7	$19.3

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Revenues and Fuel Costs

As of Mar. 31, 2005 and Dec. 31, 2004, unbilled revenues of $47.8 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $40.9 million and $29.1 million, respectively, for the three months ended Mar. 31, 2005 and 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through FPSC-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $20.7 million and $20.8 million, respectively, for the three months ended Mar. 31, 2005 and 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2005 and 2004, these totaled $20.6 million and $20.7 million, respectively.

2. Regulatory

Cost Recovery – Tampa Electric

Tampa Electric recovers the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with GAAP in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$70.8	$57.6
Other:
Cost recovery clauses	35.2	48.2
Deferred bond refinancing costs (2)	31.5	32.5
Environmental remediation	16.9	16.9
Competitive rate adjustment	5.5	6.1
Transmission and distribution storm reserve (3)	28.1	28.0
Other	3.6	11.6

	120.8	143.3

Total regulatory assets	$191.6	$200.9

Regulatory liabilities:
Regulatory tax liability (1)	$25.7	$29.5
Other:
Deferred allowance auction credits	2.3	2.3
Recovery clause related	8.0	8.7
Environmental remediation	16.9	16.9
Deferred gain on property sales (4)	4.2	1.7
Accumulated reserve – cost of removal	487.7	479.9
Derivative liability	27.4	—
Other	1.6	—

	548.1	509.5

Total regulatory liabilities	$573.8	$539.0

(1)	Related primarily to plant life. Includes $14.2 million and $14.6 million of excess deferred taxes as of Mar. 31, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	See Note 11 for a subsequent event.
(4)	Amortized over a 5-year period with various ending dates.

3. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the three months ended Mar. 31, 2005 and 2004 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits (ITC).

4. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy.

Effective Jan. 1, 2004, Tampa Electric Company adopted FAS 132R (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, with no material effect. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Mar. 31, 2005 and 2004, respectively was $2.4 million and $1.3 million for pension benefits, and $3.4 million and $4.2 million for other postretirement benefits.

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. In 2005, TECO Energy will contribute approximately $13.6 million to the pension plans, of which Tampa Electric Company’s portion is expected to be about $9.1 million.

5. Short-term Debt

At Mar. 31, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility	$150.0	$—	$—	$150.0	$115.0	$—
3-year facility	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	80.0	—	—	—	—

Total	$425.0	$80.0	$—	$275.0	$115.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 17.5 – 25.0 basis points. The weighted average interest rate on outstanding notes payable at Mar. 31, 2005 and Dec. 31, 2004 was 2.80% and 3.32%, respectively.

On Jan. 6, 2005, Tampa Electric Company and TEC Receivables Corp (TRC), a wholly-owned subsidiary of Tampa Electric Company, entered into a $150 million accounts receivable securitized borrowing facility. The assets of TRC are not intended to be generally available to the creditors of Tampa Electric Company. Under the Purchase and Contribution Agreement entered into in connection with that facility, Tampa Electric Company sells and/or contributes to TRC all of its receivables for the sale of electricity or gas to its retail customers and related rights (the Receivables), with the exception of certain excluded receivables and related rights defined in the agreement, and assigns to TRC the deposit accounts into which the proceeds of such Receivables are paid. The Receivables are sold by Tampa Electric Company to TRC at a discount. Under the Loan and Servicing Agreement among Tampa Electric Company as Servicer, TRC as Borrower, certain lenders named therein and Citicorp North America, Inc. as Program Agent, TRC may borrow up to $150 million to fund its acquisition of the Receivables under the Purchase Agreement. TRC has secured such borrowings with a pledge of all of its assets including the Receivables and deposit accounts assigned to it. Tampa Electric Company acts as Servicer to service the collection of the Receivables. TRC pays program and liquidity fees based on Tampa Electric Company’s credit ratings. The terms of the Loan and Servicing Agreement include the following financial covenants: (i) for the 12-months ending each quarter-end, the ratio of Tampa Electric Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) to interest, as defined in the agreement, must be equal to or exceed 2.0 times; (ii) at each quarter-end, Tampa Electric Company’s debt to capital, as defined in the agreement, must not exceed 60% and (iii) certain dilution and delinquency ratios with respect to the Receivables, set at levels substantially above historic averages, must be maintained. TRC may repay the borrowings at any time, with notice, from the proceeds of collections of receivables, or with the consent of the Program Agent, from other funds available to TRC. The receivables and the debt of TRC are included in the consolidated financial statements of Tampa Electric Company.

6. Comprehensive Income

As discussed in Note 10, Tampa Electric Company records gains and losses on derivative instruments classified as cash flow hedges in OCI until the hedged transaction is recognized in earnings. When the hedged transaction is recognized in earnings, the company reclassifies the gain or loss from OCI to earnings. However, an equal and offsetting regulatory asset or liability is recognized in OCI and then earnings to reflect the company’s obligation to reflect such gains or losses in regulatory cost recovery clauses. As a result, the reclassification from OCI gains or losses on derivatives and the recognition of the offsetting regulatory impact, detailed below, had no net impact on the results of operations.

Tampa Electric Company reported the following comprehensive income (loss) for the three months ended Mar. 31, 2005 and 2004, related to changes in the fair value of cash flow hedges:

Comprehensive Income (Loss)

	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2005
Unrealized (loss) on cash flow hedges	$(4.4)	$(1.7)	$(2.7)
Less: Loss reclassified to net income	4.4	1.7	2.7

Total other comprehensive income	$—	$—	$—

2004
Unrealized (gain) loss on cash flow hedges	$0.8	$0.3	$0.5
Less: Gain reclassified to net income	(0.8)	(0.3)	(0.5)

Total other comprehensive income	$—	$—	$—

7. Commitments and Contingencies

Legal Contingencies

Tampa Electric Transmission Litigation

As previously reported, three lawsuits have been filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The high-voltage power lines are needed by Tampa Electric to move electricity from its power generating facilities in the eastern part of its service territory to the northwest part of its service territory where significant population growth has been experienced. The design provided a loop in order to enhance reliability for the benefit of customers. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. Tampa Electric is working with the community to determine the feasibility of alternate routes or structures or some combination. Tampa Electric sought to permit an alternate route after several community meetings; however, the permitting agency (Hillsborough County) asked the company to withdraw the application due to the pending litigation. The plaintiffs were seeking class action status, which was denied. The three cases are pending before two separate judges. Summary judgment denying injunctive relief (non-monetary relief) has been granted in one of the cases and motions for summary judgment have been argued in the other two cases, which have been consolidated, and are scheduled for trial in September 2005. See Note 11 for a subsequent event.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million (of which only $0.1 million is attributable to the superfund), and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

At Mar. 31, 2005, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Mar. 31, 2005, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amounts of $20.0 million and $2.4 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2005, Tampa Electric Company was in compliance with required financial covenants.

8. Related Parties

In October 2003, Tampa Electric signed a five-year contract renewal with an affiliate company, TECO Transport, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. In September 2004, the FPSC voted to disallow approximately $14 to $16 million (pretax) of the costs that Tampa Electric can recover from its customers for waterborne transportation services. The impact of this decision has been reflected in the financial statements of Tampa Electric since the date of the decision. In October 2004, Tampa Electric filed with the FPSC a motion for clarification and reconsideration of the disallowance of recovery of costs under its waterborne transportation contract with TECO Transport. On Mar. 1, 2005, the FPSC heard oral arguments on the motion and denied Tampa Electric’s request for reconsideration and clarification. This decision by the FPSC had no additional impact on Tampa Electric’s results.

9. Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2005
Revenues - external	$379.4	$142.7	$—	$522.1
Sales to affiliates	0.7	—	(0.2)	0.5

Total revenues	$380.1	$142.7	$(0.2)	$522.6
Depreciation	46.6	8.7	—	55.3
Total interest charges	24.3	3.8	—	28.1
Provision for taxes	13.4	8.0	—	21.4
Net Income	22.0	12.8	—	34.8

Total assets at Mar. 31, 2005	$4,219.4	$679.0	$6.9	$4,905.3

2004
Revenues - external	$370.2	$117.8	$—	$488.0
Sales to affiliates	0.8	—	(0.2)	0.6

Total revenues	$371.0	$117.8	$(0.2)	$488.6
Depreciation	45.1	8.4	—	53.5
Total interest charges	24.8	3.8	—	28.6
Provision for taxes	13.7	8.0	—	21.7
Net income	23.9	12.8	—	36.7

Total assets at Dec. 31, 2004	$4,167.3	$671.1	$7.4	$4,845.8

10. Derivatives and Hedging

At Mar. 31, 2005 and Dec. 31, 2004, respectively, the company had total derivative assets (liabilities) of $32.9 million and ($11.7) million. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Mar. 31, 2005 and Dec. 31, 2004, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 2).

Based on the fair values of derivatives at Mar. 31, 2005, pretax gains of $32.2 million are expected to be reversed from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

11. Subsequent Events

Tampa Electric Storm Restoration Costs

On April 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $73 million exceeded by $30 million the company’s property insurance reserve account (storm reserve) as of August 2004 (prior to the first hurricane). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as capital charges to “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve would have a positive balance of $11 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to January 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement is contingent upon approval by the FPSC. The FPSC is scheduled to rule on the matter in May 2005.

Tampa Electric Transmission Litigation

In April 2005, a fourth lawsuit by another group of residents who live in the vicinity of large transmission lines was filed in the Circuit Court of Hillsborough County against Tampa Electric and assigned to a third judge. Tampa Electric has not been served. On Apr. 26, 2005 the court denied Tampa Electric’s motions for partial summary judgment, and summary judgment was denied in the previously pending consolidated cases. The company continues to defend these cases vigorously and to evaluate its alternatives with respect to these various lawsuits.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. These forward-looking statements include references to TECO Energy’s anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include: general economic conditions in Tampa Electric’s and Peoples Gas’ service areas affecting energy and gas sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; state or federal regulatory actions that could reduce revenues or increase costs at all of TECO Energy’s operating companies; weather variations affecting energy and gas sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions; commodity price changes affecting the margins at TECO Coal; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional factors that could impact actual results include: the ability to complete the planned transfer of the Union and Gila River power stations to the lending group in the time frame anticipated; any debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; declines in the anticipated waterborne fuel volumes transported by TECO Transport for Tampa Electric; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration; the effect of oil prices on Section 29 federal income tax credits; and materially adverse outcomes in the disclosed litigation. Some of these factors and others are discussed more fully under “Investment Considerations” in TECO Energy’s Annual Report on form 10-K for the year ended Dec. 31, 2004, and reference is made thereto.

TECO Energy, Inc. is a holding company, and all of its business is conducted through its subsidiaries. In this Management’s Discussion and Analysis, “we,” “our,” “ours” and “us” refer to TECO Energy, Inc. and its consolidated group of companies, unless the context otherwise requires.

Earnings Summary - Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2005	2004
Consolidated revenues	$684.7	$616.0

Net income from continuing operations	$51.5	$31.7
Discontinued operations	(18.8)	(29.2)

Net income	$32.7	$2.5

Average common shares outstanding
Basic	205.1	188.0
Diluted	206.0	188.6

Earnings per share - basic
Continuing operations	$0.25	$0.17
Discontinued operations	(0.09)	(0.16)

Earnings per share - basic	$0.16	$0.01

Earnings per share - diluted
Continuing operations	$0.25	$0.17
Discontinued operations	(0.09)	(0.16)

Earnings per share - diluted	$0.16	$0.01

Operating Results

Three Months Ended Mar. 31, 2005:

First quarter net income was $32.7 million, compared to net income of $2.5 million in the first quarter of 2004. Earnings per share for the quarter were $0.16, compared to earnings per share of $0.01 in the first quarter of 2004. The first quarter net income from continuing operations was $51.5 million, compared to net income from continuing operations of $31.7 million for the same period in 2004. Earnings per share from continuing operations were $0.25 for the quarter, compared to $0.17 per share in the 2004 period. Results for the first quarter of 2004 included an after-tax gain of $10.6 million on the sale of the company’s interest in its propane business, partially offset by $3.4 million and $0.8 million after-tax asset impairments at TECO Solutions and TECO Transport, respectively. Discontinued operations in the quarter primarily reflect the operating results from the Union and Gila River power stations and the recently sold Commonwealth Chesapeake Power Station. The number of common shares outstanding was 9% higher for the quarter than it was for the same period in 2004, primarily due to the common shares issued in the settlement of the 9.5% adjustable conversion-rate equity security units.

Effective with the first quarter 2005 results, TECO Energy’s segment reporting has been revised to separately report the results of TECO Guatemala, which includes the results for the San José and Alborada power stations and the 24% ownership interest in EEGSA, Guatemala’s largest distribution utility. The results for these operations were previously reported in the “Other Unregulated” segment. Following the sales of the larger energy services businesses, which were previously reported in the “Other Unregulated” segment, the remaining small operations of TECO Solutions are now reported in the Parent/other results. Following the sales of the merchant power assets, the current-period TWG Merchant segment includes only the results for the uncompleted Dell and McAdams power stations and the costs associated with TWG Merchant parent. Prior periods also include the results for the ownership interest in the Texas Independent Energy (TIE) projects.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income for the first quarter was $22.0 million, compared to $23.9 million for the same period in 2004. Results in 2005 reflect good customer growth offset by milder weather than in 2004, higher depreciation expense from normal plant additions and a full quarter of Bayside Unit 2 depreciation. Operations and maintenance expenses were unchanged from 2004. There were no earnings in 2005 from the equity component of Allowance for Funds Used During Construction (AFUDC, which represents allowed equity cost capitalized to construction costs), which was a decrease of $0.7 million from the 2004 period, due to the completion of the Gannon/Bayside repowering project in January 2004. Results in 2005 also reflect a $3.8 million reduction in pretax income due to the Florida Public Service Commission’s decision in the third quarter of 2004 to disallow recovery of a portion of Tampa Electric’s waterborne solid fuel transportation costs.

Retail energy sales decreased almost 1% compared to the first quarter of 2004 as average customer growth of 2.1% was partially offset by mild weather, lower sales to weather-sensitive residential customers and lower sales to industrial-phosphate customers. Total heating and cooling degree-days for the Tampa area in the quarter were almost 15% below normal and 10% below 2004 levels.

A summary of Tampa Electric’s operating statistics for the three months ended Mar. 31, 2005 and 2004 follows:

	Operating Revenues			Kilowatt-hour sales
(in millions, except average customers)	2005	2004	% Change	2005	2004	% Change
Three months ended Mar. 31,
Residential	$177.4	$181.4	(2.2)	1,787.3	1,815.6	(1.6)
Commercial	114.1	112.3	1.6	1,358.5	1,314.7	3.3
Industrial – Phosphate	16.7	18.5	(9.7)	309.0	333.9	(7.5)
Industrial – Other	22.3	23.5	(5.1)	309.5	319.1	(3.0)
Other sales of electricity	31.6	32.8	(3.7)	360.9	373.8	(3.4)
Deferred and other revenues	(3.1)	(15.5)	*	—	—	—

	359.0	353.0	1.7	4,125.2	4,157.1	(0.8)
Sales for resale	11.5	9.3	23.6	173.4	148.8	16.5
Other operating revenue	9.6	8.7	10.3	—	—	—

	$380.1	$371.0	2.4	4,298.6	4,305.9	(0.2)

Average customers (thousands)	629.7	616.5	2.1
Retail output to line (kilowatt hours)				4,241.5	4,240.8	—

*	not a meaningful calculation

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas System (PGS) reported net income of $12.8 million for the quarter, unchanged from the same period in 2004. Quarterly results reflected customer growth of 4.2% and higher therm sales to residential and commercial customers. Residential therm sales growth was limited by the mild weather early in the quarter. PGS is sensitive to heating degree days during the winter months, and statewide heating degree days for the period were above normal but below 2004 levels. Strong sales to commercial customers reflected growth in the Florida economy and high levels of tourism, which affect commercial sales to hotels and restaurants. Sales of low-margin transportation service for interruptible customers declined due to high gas prices.

A summary of PGS’ operating statistics for the three months ended Mar. 31, 2005 and 2004 follows:

	Operating revenues			Therms
(in millions, except average customers)	2005	2004	% Change	2005	2004	% Change
Three months ended Mar. 31,
By Customer Segment:
Residential	$49.2	$45.7	7.7	30.1	29.9	0.7
Commercial	51.8	49.1	5.5	115.5	109.9	5.1
Industrial	2.8	3.0	(6.7)	56.0	62.2	(10.0)
Off system sales	27.0	7.6	*	43.1	26.2	64.5
Power generation	3.0	2.7	11.1	63.9	60.9	4.9
Other revenues	8.9	9.7	(8.2)	—	—	—

	$142.7	$117.8	21.1	308.6	289.1	6.7
By Sales Type:
System supply	$109.7	$85.4	28.5	100.2	84.0	19.3
Transportation	24.1	22.7	6.2	208.4	205.1	1.6
Other revenue	8.9	9.7	(8.2)	—	—	—

	$142.7	$117.8	21.1	308.6	289.1	6.7

Average customers (thousands)	317.0	304.1	4.2

*	not a meaningful calculation

TECO Coal

TECO Coal reported net income of $27.5 million on total sales of 2.3 million tons, compared to $15.4 million reported in the same period in 2004 on a similar level of sales. Synfuel sales, which are included in the total sales, were 1.6 million tons in both years. Results for the quarter reflect an average net selling price per ton almost 40% higher and average cash cost of sales, excluding synfuel costs, more than 10% higher than 2004. Results also include a $1.9 million pretax benefit as a result of the final adjustment to the calculation of the 2004 Section 29 tax credit rate by the Internal Revenue Service to $1.13 per million BTU, $0.7 million after-tax mark-to-market gain on hedges placed to protect the synfuel benefits against rising oil prices, and an increased percentage of synfuel tax credits utilized by the third-parties with membership interests in TECO Synfuel Holdings, LLC as described below. These benefits were partially offset by a $2.4 million negative adjustment to deferred tax assets, due to a reduction in the Kentucky state income tax rate.

TECO Synfuel Holdings, LLC had previously sold 90% of its membership interest to two third parties, along with associated percentage rights to benefits in the business that adjust from time to time. Allocation of the benefits increased 8% in the first quarter such that 98% of the benefits went to the third parties. Under these transactions, TECO Coal is paid to provide feedstock, operate the synthetic fuel production facilities and sell the output while the purchasers have the risks and rewards of ownership, including being allocated 98% of the tax credits and operating costs. Due to TECO Energy’s anticipated 2005 tax position and its inability to record Section 29 tax credits to its account, this allocation decreases the operating loss and increases earnings and cash flow to TECO Coal. The third-party ownership structure of the synthetic fuel production facilities retains TECO Coal as the operator and decreases overall earnings per ton but increases cash generation per ton. The allocation of the additional 8% of the rights to the benefits is expected to continue until the end of the second quarter, and then the absolute benefits received by the current third parties are scheduled to revert to 90%.

TECO Transport

TECO Transport recorded first quarter net income of $4.1 million, compared to $1.1 million, including $0.8 million of valuation adjustments on oceangoing equipment, in the same period in 2004. These results reflect higher river barge rates and increased northbound shipments at TECO Barge Line, increased movements of export coal through TECO Bulk Terminal, and improved operating conditions and efficiencies. Higher fuel costs were partially offset by $0.7 million of mark-to-market gains on fuel hedges.

TECO Guatemala

TECO Guatemala reported first quarter net income of $11.5 million, compared to $11.1 million in the 2004 period. These results reflect higher capacity revenues and lower operations and maintenance expenses at the Alborada Power Station; higher energy sales from the San José Power Station and at the Guatemalan distribution company, EEGSA; lower Guatemalan taxes due to a tax rate change first implemented in the third quarter of 2004; and recognition of foreign tax credits.

TWG Merchant

TWG Merchant recorded a first-quarter loss of $5.7 million, compared to a loss of $15.6 million for the same period in 2004. The 2005 results primarily reflect allocated interest expense at the uncompleted Dell and McAdams power stations and overhead expenses of TWG Merchant. Results in 2004 included the losses from the ownership interest in the TIE projects, which was sold in July 2004.

Other and Eliminations

Parent/Other results in the first quarter were a $20.7 million loss, compared to a $17.0 million loss in the same period in 2004. Although total parent interest expense declined in the first quarter due to the retirement of the trust preferred debt associated with the early settlement and final conversion of the variable conversion-rate equity security units, less interest was allocated to TWG Merchant. Results for the first quarter of 2004 also included a $3.4 million after-tax impairment recorded at TECO Solutions.

Interest Charges

Total interest charges for the three months ended Mar. 31, 2005 were $75.5 million compared to $87.2 million for the same periods in 2004. Interest expense for the first quarter was lower than that for the 2004 period, primarily reflecting the retirement in 2004 of $393 million of the trust preferred component of TECO Energy’s equity security units.

Income Taxes

The provision for income taxes from continuing operations for the three months ended Mar. 31, 2005 and 2004 were $27.8 million and $10.2 million, respectively. During the three months ended Mar. 31, 2005 and 2004, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, and repatriation of foreign source income to the United States. In particular, in the first quarter of 2005, lower Kentucky state rates were enacted, resulting in $2.4 million of additional net deferred income tax expense recorded.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 ( the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend- received deduction for certain dividends from controlled foreign corporations. The company elected to apply the relevant provisions of the Act with respect to its 2005 cash dividends from its Guatemalan operations. During the first quarter of 2005, the company repatriated $9 million and plans to repatriate additional amounts up to $31 million by the end of 2005. The first quarter repatriation resulted in $0.3 million of additional income tax expense net of foreign tax credit.

Discontinued Operations

The net loss from discontinued operations for the 2005 first quarter was $18.8 million, compared to a net loss of $29.2 million in the same period of 2004. Discontinued operations in the first quarter of 2005 included the operating losses for the Union and Gila River power stations and the results for the Commonwealth Chesapeake Power Station. On Jan. 26, 2005 the Union and Gila River project companies filed a pre-negotiated Chapter 11 case in Arizona, and at the time of the filing the project companies stopped recording the interest expense associated with the non-recourse project debt. The net loss from discontinued operations was approximately $14.4 million lower in the first quarter due to this change. Discontinued operations for the first quarter in 2004 now include the results from the Frontera and Commonwealth Chesapeake power stations, and the results from the energy services businesses that have also been sold, as well as the Union and Gila River power stations, including the interest on the non-recourse debt up to the date of filing of the Chapter 11 case.

Liquidity and Capital Resources

Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $312.6 million at Mar. 31, 2005. Restricted cash of $57.1 million includes $50.0 million held in escrow until the end of 2007 related to the sale of a 49 percent interest in the synthetic coal production facilities. Cash at Mar. 31, 2005 excludes the San José and Alborada power stations’ unrestricted cash balances of $23.5 million and restricted cash of $8.3 million, as these companies were deconsolidated due to the adoption of FIN 46R, Consolidation of Variable Interest Entities, effective Jan. 1, 2004.

In addition, at Mar. 31, 2005, aggregate availability under bank credit facilities was $517.4 million, net of letters of credit of $27.6 million outstanding under these facilities and $80 million drawn on Tampa Electric Company’s credit facilities. At the end of the first quarter, total liquidity, including cash plus credit facilities, was $853.5 million, which included $400.7 million at Tampa Electric Company consisting of $345.0 million of undrawn credit facilities and $55.7 million of cash.

TECO Energy had total liquidity of $399.5 million at Mar. 31, 2005, consisting of $227.1 million of cash and $172.4 million of availability under its credit facilities.

First quarter TECO Energy consolidated cash flow from operations was $98.4 million, which included recovery of fuel costs previously underrecovered, payments for hurricane restoration costs at Tampa Electric that carried over from 2004, and the cash operating results of the Union and Gila River power stations. The results from the Union and Gila River power stations were offset by restricted cash proceeds of $24 million that were invested in the projects in 2004 and are recorded in the “Cash flows from investing activities” section of the TECO Energy Consolidated Statements of Cash Flows.

Other sources of cash in the first quarter of 2005 were $42 million of proceeds from the third-party investors for synfuel production and $180 million of proceeds from the final settlement of the equity security units. Included in the proceeds from synfuel production is $20 million from gain on sale of the ownership interest in the synthetic fuel production facilities. The gains on these sales are paid for on a per ton basis and are expected to extend over the remaining life of the tax credit. Cash used in financing activities included dividends of $39 million on TECO Energy common stock and the repayment of $35 million of short-term debt at Tampa Electric. Capital expenditures for the quarter were $62 million.

See the “Financing Activities” section below for a discussion of the recent settlement of the purchase contracts which constitute part of the company’s equity security units.

Financing Activities

On Jan. 14, 2005, the final settlement rate for TECO Energy’s then outstanding 7,208,927 equity security units that were not tendered in the early settlement offer completed in August 2004 was set. On Jan. 18, 2005, each holder of the TECO Energy units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of TECO Capital Trust II. As a result, TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005 and received approximately $180 million of proceeds from the settlement.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all required financial covenants except for those related to the Union and Gila River project companies as noted in footnote 4 in the table below. The table that follows lists the covenants and the performance relative to them at Mar. 31, 2005. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2005
Tampa Electric Company
PGS senior notes	EBIT/interest (2) Restricted payments Funded debt/capital Sale of assets	Minimum of 2.0 times Shareholder equity at least $500 Cannot exceed 65% Less than 20% of total assets	3.5 times $1,660 50.5% 0.0%
Credit facilities (3)	Debt/capital EBITDA/interest (2)	Cannot exceed 60% Minimum of 2.0 times	49.2% 5.6 times
6.25% senior notes	Debt/capital Limit on liens	Cannot exceed 60% Cannot exceed $787	49.2% $287 liens outstanding
TECO Energy
Credit facility	Debt/EBITDA (2) EBITDA/interest (2) Limit on additional indebtedness	Cannot exceed 5.25 times Minimum of 2.25 times Cannot exceed $100 million	4.4 times 2.8 times $100 unrestricted
$380 million note indenture	Limit on restricted payments (4) Limit on liens	Cumulative operating cash flow in excess of 1.7 times interest Cannot exceed 5% of tangible assets	$490 unrestricted $263 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	2.5 times
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$263 unrestricted
Union and Gila River project guarantees (5)	Debt/capital EBITDA/interest (2)	Cannot exceed 65% Minimum of 3.0 times	—% (5) — times (5)
TECO Diversified
Coal supply agreement	Dividend restriction	Net worth not less than $419 (40% of tangible net assets)	$571

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.

(3)	Includes 3-year bank credit facilities and a 1-year accounts receivable facility.
(4)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. This calculation at Mar. 31, 2005 reflects the amount accumulated since the issuance of the notes and available for future restricted payments.
(5)	The TECO Energy guarantees of the equity contribution agreements of the Union and Gila River project companies and the Construction Undertakings contain debt/capital and EBITDA/interest financial covenants. The Company was not in compliance with the EBITDA/interest covenant at any quarterly measurement period in 2004 or at Mar. 31, 2005 and was not in compliance with the debt/capital covenant at Dec. 31, 2004 and Mar. 31, 2005. Non-compliance constitutes a default under the non-recourse bank credit agreements of the Union and Gila River project companies, but does not create a cross-default under any TECO Energy agreement. On Jan. 24, 2005, 95% in number and 90% in aggregate principal amount of the Union and Gila River project lenders entered into a Master Settlement and Restructuring Support Agreement in which they agreed to vote their respective claims in favor of the pre-negotiated Joint Plan of Reorganization (the Joint Plan). Because two members of the 40-member lending group failed to agree to the consensual transfer, on Jan. 26, 2005, the Union and Gila River project entities filed Chapter 11 cases, which included the Joint Plan, in the U.S. Bankruptcy Court for the District of Arizona. On Apr. 19, 2005, the bankruptcy court confirmed the Chapter 11 plan of reorganization of the Union, Gila River, and Trans-Union project companies. The final order will be entered subsequently. The parties expect to consummate the transaction transferring ownership of the projects on May 31, 2005. Due to these events, the covenant calculations are not deemed meaningful. See Notes 15 and 17 to the TECO Energy Consolidated Financial Statements for further discussion of these events.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Mar. 31, 2005. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$105.8	100%
Alborada Power Station	$21.4	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$224.8	24%

2005 Outlook

For 2005, TECO Energy estimates its earnings per share from continuing operations for the full year to be in a range of $0.95 to $1.05, consolidated cash flow from operations in a range of $250 million to $300 million, and net cash generation at TECO Energy parent in a range of $320 million to $360 million. These forecasted results are based on the company’s current expectations and assumptions, which are subject to risks and uncertainties, including those described below.

Tampa Electric expects continued 2.5% annual customer growth with energy sales growth slightly above that, assuming normal weather for the remainder of the year. Peoples Gas expects customer growth of more than 4% in 2005. Operations and maintenance expenses at the utilities are expected to increase at about the level of inflation.

Results at TECO Coal are expected to improve due to prices for coal sales being more than 40% higher, partially offset by production costs more than 10% higher than 2004 levels. TECO Coal also expects to benefit from continued strong earnings and cash flow from its synfuel facilities. These estimates of earnings and cash flow assume no reduction in Section 29 tax credits due to potential limitations that might result from oil prices exceeding the benchmark price.

TECO Transport anticipates improved results from strong river market pricing due to better balance in the supply and demand for river barges as well as increased product movement through the bulk transfer terminal as imports and exports improve.

TECO Guatemala expects to continue to provide strong earnings and cash flow with earnings about $7 million and cash flow about $5 million lower than 2004, reflecting tax benefits in 2004 that moderate in 2005.

Estimated 2005 consolidated cash flow from operations of $250 million to $300 million reflects the expected improvements in the operating companies’ results and includes the expected cash operating losses from the Union and Gila River power stations through the anticipated ownership transfer of these stations in May. Capital expenditures are expected to be about $300 million, and the company will pay $31.8 million upon the final transfer of the Union and Gila River power stations. Expected net cash generation also reflects the proceeds from the final settlement of the mandatorily convertible equity security units, the cash proceeds from the third-party ownership in TECO Coal’s synfuel production facilities, the proceeds from the recently closed sale of the Commonwealth Chesapeake Power Station and the payment of common stock dividends.

Common shares outstanding increased by 6.85 million shares on January 18, 2005 upon the final settlement of TECO Energy’s equity security units, which is reflected in the 2005 earning-per-share forecast. Consistent with its objective to improve its financial position, TECO Energy may use available cash to reduce outstanding debt. Although the company does not expect to require capital from external sources to meet cash needs in 2005, except for short-term borrowings under Tampa Electric’s credit facilities, it may issue debt securities to refinance existing debt if it is economic to do so. The company’s 2005 forecast does not include any impact to earnings or cash flow that might result from early retirement of debt or refinancings.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates since Dec. 31, 2004. Our Annual Report on Form 10-K for the year ended Dec. 31, 2004 includes a detailed discussion under “Critical Accounting Policies and Estimates” about the estimates and assumptions used in the preparation of consolidated financial statements, and reference is made thereto.

Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Mar. 31, 2005 there was no significant change in our exposure to interest rate risk since Dec. 31, 2004.

Credit Risk

Financial instability and significant uncertainties relating to liquidity in the entire merchant energy sector have increased the perceived credit risk. Credit exposures for merchant generation include the activities associated with the Union and Gila River facilities. Credit risk exposures for these facilities are calculated, compared to limits and reported to management on a daily basis. Contracts with different legal entities affiliated with the same counterparty are consolidated and managed as appropriate, considering the legal structure and any netting agreements in place.

As of Mar. 31, 2005 our credit risk exposure was not significantly different from that as of Dec. 31, 2004.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. As of Mar. 31, 2005 our commodity risk exposure was not significantly different from that as of Dec. 31, 2004.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Mar. 31, 2005:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2004	$(8.8)
Net change in unrealized fair value of derivatives	43.3
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	0.9

Net fair value of energy derivatives as of Mar. 31, 2005	$35.4

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)
Total energy derivative net assets (liabilities) as of Dec. 31, 2004	$(8.8)
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	48.6
Recorded in earnings	(10.3)
Net option premium payments	5.9
Net purchase (sale) of existing contracts	—

Net fair value of energy derivatives as of Mar. 31, 2005	$35.4

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Mar. 31, 2005.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Mar. 31, 2005

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$34.4	$0.8	$35.2
Other external sources (1)	(1.5)	—	(1.5)
Model prices (2)	1.7	—	1.7

Total	$34.6	$0.8	$35.4

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures About Market Risk” in Part I, Item 2. Management’s Discussion and Analysis.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no significant change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no significant change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See the Legal Contingencies section of Note 11 to the TECO Energy Consolidated Financial Statements, and the Legal Contingencies section of Note 7 to the Tampa Electric Company Consolidated Financial Statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2005 – Jan. 31, 2005	7,184	$15.55	—	—
Feb. 1, 2005 – Feb. 28, 2005	10,103	$16.06	—	—
Mar. 1, 2005 – Mar. 31, 2005	3,392	$15.53	—	—
Total 1st Quarter 2005	20,679	$15.80	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares, restricted shares that were deferred upon vesting pursuant to the TECO Energy Group Deferred Compensation Plan and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 3. DEFAULTS UPON SENIOR SECURITIES

See discussion regarding the Union and Gila River non-recourse project debt in “Discontinued Operations” in Part I, Item 2. Management’s Discussion and Analysis, and also in Note 15 and Note 17 to the TECO Energy Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 27, 2005, the shareholders of TECO Energy, Inc. elected four directors, and ratified the actions taken by the Audit Committee appointing PricewaterhouseCoopers, LLP as TECO Energy, Inc.’s independent auditor.

	Votes Cast For	Votes Cast Against	Abstentions	Broker Non-Votes
Election of Directors
C. D. Ausley	180,205,025	6,103,181
J. L. Ferman, Jr.	181,159,596	5,148,610
J. O. Welch, Jr.	180,256,593	6,051,613
P. L. Whiting	181,751,965	4,556,241
Resolution to ratify appointment by Audit Committee of PricewaterhouseCoopers, LLP as independent auditor	182,063,784	1,404,212	2,840,210

Item 6. EXHIBITS

Exhibits - See index on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2005.

TECO ENERGY, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 9, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

10.1		Amendment No. 1 dated as of Mar. 16, 2005 to Credit Agreement dated Jun. 30, 2004, among TECO Energy, Inc., as Borrower, TECO Finance, Inc., as LC Obligor, the Lenders and LC Issuing Banks named therein and JPMorgan Chase Bank, as Administrative Agent.

10.2	*	Information regarding 2005 target incentive award percentages for executives under the Annual Incentive Compensation Plan for TECO Energy and subsidiaries (incorporated by reference from Item 1.01, Form 8-K dated January 26, 2005 of TECO Energy, Inc.).**

10.3	*	Information regarding establishing performance goals of 2005 under the Annual Incentive Compensation Plan for TECO Energy and subsidiaries and increase in other benefits payable to S.W. Hudson (incorporated by reference from Item 1.01, Form 8-K dated April 27, 2005 of TECO Energy, Inc.).**

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a compensatory plan or arrangement or management contract in which an executive officer of TECO Energy, Inc. participates.