Form 10-Q
period 2006-06-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2006-08-04
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether TECO Energy, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer . See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Jul. 31, 2006 was 208,898,368. As of Jul. 31, 2006, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 48

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2006 and Dec. 31, 2005, and the results of their operations and cash flows for the periods ended Jun. 30, 2006 and 2005. The results of operations for the three-month and six-month periods ended Jun. 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006. References should be made to the explanatory notes affecting the consolidated condensed financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and to the notes on pages 9 through 24 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Jun. 30, 2006 and Dec. 31, 2005	3-4

Consolidated Condensed Statements of Income for the three-month and six-month periods ended Jun. 30, 2006 and 2005	5-6

Consolidated Condensed Statements of Comprehensive Income for the three-month and six-month periods ended Jun. 30, 2006 and 2005	7

Consolidated Condensed Statements of Cash Flows for the six-month periods ended Jun. 30, 2006 and 2005	8

Notes to Consolidated Condensed Financial Statements	9-24

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Jun. 30, 2006	Dec. 31, 2005
Current assets
Cash and cash equivalents	$467.4	$345.7
Restricted cash	37.2	37.6
Receivables, less allowance for uncollectibles of $8.7 and $6.9 at Jun. 30, 2006 and Dec. 31, 2005, respectively	333.5	323.3
Inventories, at average cost
Fuel	92.3	84.9
Materials and supplies	71.9	68.9
Current regulatory assets	261.4	296.3
Current derivative assets	14.8	64.0
Prepayments and other current assets	43.1	51.5

Total current assets	1,321.6	1,272.2

Property, plant and equipment
Utility plant in service
Electric	4,955.6	4,892.3
Gas	855.7	839.5
Construction work in progress	249.8	200.0
Other property	825.4	822.7

Property, plant and equipment	6,886.5	6,754.5
Accumulated depreciation	(2,266.3)	(2,187.6)

Total property, plant and equipment (net)	4,620.2	4,566.9

Other assets
Deferred income taxes	728.4	735.7
Other investments	8.0	8.0
Long-term regulatory assets	98.1	101.1
Long-term derivative assets	0.4	4.9
Investment in unconsolidated affiliates	301.4	297.1
Goodwill	59.4	59.4
Deferred charges and other assets	108.9	116.8
Assets held for sale	—	8.0

Total other assets	1,304.6	1,331.0

Total assets	$7,246.4	$7,170.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Jun. 30, 2006	Dec. 31, 2005
Current liabilities
Long-term debt due within one year
Recourse	$5.9	$5.9
Non-recourse	1.3	1.3
Notes payable	—	215.0
Accounts payable	293.8	354.7
Customer deposits	120.6	115.2
Current regulatory liabilities	123.6	146.8
Current derivative liabilities	39.4	0.3
Interest accrued	54.7	50.0
Taxes accrued	60.8	34.9
Liabilities associated with assets held for sale	—	1.8

Total current liabilities	700.1	925.9

Other liabilities
Investment tax credits	15.9	17.3
Long-term regulatory liabilities	554.3	543.1
Long-term derivative liabilities	0.7	—
Deferred credits and other liabilities	372.3	382.9
Long-term debt, less amount due within one year
Recourse	3,768.5	3,519.8
Non-recourse	10.4	11.7
Junior subordinated	177.7	177.7

Total other liabilities	4,899.8	4,652.5

Commitments and contingencies (see Note 11)

Capital
Common equity (400 million shares authorized; par value $1; 208.9 million shares and 208.2 million shares outstanding at Jun. 30, 2006 and Dec. 31, 2005, respectively)	208.9	208.2
Additional paid in capital	1,453.1	1,527.0
Retained earnings (deficit)	34.5	(83.1)
Accumulated other comprehensive loss	(50.0)	(51.1)

Common equity	1,646.5	1,601.0
Unearned compensation	—	(9.3)

Total capital	1,646.5	1,591.7

Total liabilities and capital	$7,246.4	$7,170.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Jun. 30,
	2006	2005
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $25.4 in 2006 and $20.6 in 2005)	$670.0	$537.7
Unregulated	192.6	181.3

Total revenues	862.6	719.0

Expenses
Regulated operations
Fuel	200.5	127.8
Purchased power	55.8	44.9
Cost of natural gas sold	88.1	66.4
Other	71.3	65.5
Other operations	165.4	170.0
Maintenance	49.9	37.1
Depreciation	70.6	69.9
Taxes, other than income	53.4	44.7
Gain on sale of development stage enterprise	(10.7)	—

Total expenses	744.3	626.3

Income from operations	118.3	92.7

Other income (expense)
Allowance for other funds used during construction	0.4	—
Other income	6.9	34.3
Loss on debt extinguishment	—	(71.5)
Income from equity investments	13.8	13.7

Total other income (expense)	21.1	(23.5)

Interest charges
Interest expense	70.1	76.4
Allowance for borrowed funds used during construction	(0.1)	—

Total interest charges	70.0	76.4

Income (loss) before provision for income taxes	69.4	(7.2)
Provision for income taxes	27.3	4.0

Income (loss) from continuing operations before minority interest	42.1	(11.2)
Minority interest	19.0	23.6

Income from continuing operations	61.1	12.4

Discontinued operations
Income from discontinued operations	2.3	120.1
Income tax provision	0.9	37.3

Total discontinued operations	1.4	82.8

Net income	$62.5	$95.2

Average common shares outstanding
– Basic	207.7	206.7
– Diluted	208.6	208.9

Earnings per share from continuing operations
– Basic	$0.29	$0.06
– Diluted	$0.29	$0.04

Earnings per share from discontinued operations
– Basic	$0.01	$0.40
– Diluted	$0.01	$0.40

Earnings per share
– Basic	$0.30	$0.46
– Diluted	$0.30	$0.44

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

(millions, except per share amounts)	Six months ended Jun. 30,
	2006	2005
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $50.8 in 2006 and $41.3 in 2005)	$1,312.5	$1,059.8
Unregulated	386.5	343.9

Total revenues	1,699.0	1,403.7

Expenses
Regulated operations
Fuel	383.3	242.4
Purchased power	90.3	85.8
Cost of natural gas sold	210.9	149.9
Other	142.9	126.5
Other operations	331.8	315.6
Maintenance	94.9	76.1
Depreciation	140.9	140.0
Taxes, other than income	110.2	94.8
Gain on sale of development stage enterprise	(10.7)	—

Total expenses	1,494.5	1,231.1

Income from operations	204.5	172.6

Other income (expense)
Allowance for other funds used during construction	0.6	—
Other income	30.9	71.4
Loss on debt extinguishment	—	(71.5)
Income from equity investments	28.4	28.9

Total other income	59.9	28.8

Interest charges
Interest expense	139.2	151.9
Allowance for borrowed funds used during construction	(0.2)	—

Total interest charges	139.0	151.9

Income before provision for income taxes	125.4	49.5
Provision for income taxes	50.0	31.8

Income from continuing operations before minority interest	75.4	17.7
Minority interest	40.9	46.2

Income from continuing operations	116.3	63.9

Discontinued operations
Income from discontinued operations	2.3	90.2
Income tax provision	0.9	26.2

Total discontinued operations	1.4	64.0

Net income	$117.7	$127.9

Average common shares outstanding
– Basic	207.6	205.5
– Diluted	208.6	207.4

Earnings per share from continuing operations
– Basic	$0.56	$0.31
– Diluted	$0.55	$0.29

Earnings per share from discontinued operations
– Basic	$0.01	$0.31
– Diluted	$0.01	$0.31

Earnings per share
– Basic	$0.57	$0.62
– Diluted	$0.56	$0.60

Dividends paid per common share outstanding	$0.38	$0.38

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2006	2005	2006	2005
Net income	$62.5	$95.2	$117.7	$127.9

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on cash flow hedges	0.7	(0.4)	1.1	0.5

Other comprehensive income (loss), net of tax	0.7	(0.4)	1.1	0.5

Comprehensive income	$63.2	$94.8	$118.8	$128.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

(millions)	Six months ended Jun. 30,
	2006	2005
Cash flows from operating activities
Net income	$117.7	$127.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	140.9	140.0
Deferred income taxes	48.1	50.0
Investment tax credits, net	(1.3)	(1.4)
Allowance for funds used during construction	(0.9)	—
Non-cash stock compensation	7.0	3.8
Gain on sales of business/assets, pretax	(26.7)	(181.1)
Non-cash debt extinguishment charge, pretax	—	17.2
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(3.6)	(11.1)
Minority interest	(40.9)	(46.2)
Deferred recovery clause	67.6	(19.6)
Receivables, less allowance for uncollectibles	(13.4)	(40.3)
Inventories	(10.3)	(28.3)
Prepayments and other deposits	10.5	4.5
Taxes accrued	23.1	9.4
Interest accrued	4.7	20.7
Accounts payable	(50.3)	16.2
Other	6.6	(6.3)

Cash flows from operating activities	278.8	55.4

Cash flows from investing activities
Capital expenditures	(179.2)	(142.3)
Allowance for funds used during construction	0.9	—
Net proceeds from sales of business/assets	28.0	154.9
Cash paid on disposition of business	—	(31.8)
Restricted cash	0.3	28.0
Distributions from unconsolidated affiliates	—	0.1
Other non-current investments	—	4.2

Cash flows (used in) provided by investing activities	(150.0)	13.1

Cash flows from financing activities
Dividends	(79.3)	(78.7)
Proceeds from the sale of common stock	3.8	190.9
Proceeds from long-term debt	327.6	298.9
Repayment of long-term debt	(87.2)	(388.5)
Minority interest	43.0	47.4
Decrease in short-term debt	(215.0)	(45.0)
Equity contract adjustment payments	—	(2.0)

Cash flows (used in) provided by financing activities	(7.1)	23.0

Net increase in cash and cash equivalents	121.7	91.5
Cash and cash equivalents at beginning of period	345.7	96.7

Cash and cash equivalents at end of period	$467.4	$188.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy does not have majority ownership or exercise control. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2006 and Dec. 31, 2005, and the results of their operations and cash flows for the periods ended Jun. 30, 2006 and 2005. The results of operations for the three month and six month periods ended Jun. 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Revenues and Fuel Costs

As of Jun. 30, 2006 and Dec. 31, 2005, unbilled revenues of $52.7 million and $52.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Other Income and Minority Interest

TECO Energy earns a significant portion of its income indirectly through the synthetic fuel operations at TECO Coal. At Jun. 30, 2006 and 2005, TECO Coal had sold ownership interests in the synthetic fuel facilities to unrelated third-party investors equal to 98% and 90%, respectively. However, during the first half of 2005, TECO Coal allocated an additional 8% of the benefits associated with the synthetic fuel facilities to a third-party investor such that 98% of the six-month 2005 benefits went to third parties. These investors pay for the purchase of the ownership interests as synthetic fuel is produced. The payments are based on the amount of production and sales of synthetic fuel and the related, underlying value of the tax credit, which is subject to limitation based on the price of domestic crude oil. These payments are recorded in “Other Income” in the Consolidated Condensed Income Statement and comprise the majority of that line item.

Additionally, the outside investors make payments towards the cost of producing synthetic fuel. These payments are reflected as a benefit under “Minority Interest” in the Consolidated Condensed Income Statement, and these benefits comprise the majority of that line item.

For the six-month period ended Jun. 30, 2006, “Other Income” reflected a phase-out of approximately 63% of the benefit of the underlying value of any 2006 tax credits based on an internal estimate of the average annual price of domestic crude oil during 2006. Should future estimates of the average annual price of domestic crude oil be different than this estimate, the cash payments and the benefits recognized in “Other Income” and “Minority Interest” will be adjusted, either positively or negatively, throughout the year. For the same period in 2005, no phase-out of the benefit was recognized. See Note 16, Subsequent Events, for more information on the idling of synthetic fuel production.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $55.8 million and $90.3 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $44.9 million and $85.8 million, respectively, for the three months and six months ended Jun. 30, 2005. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas) are allowed to recover from customers certain costs, including franchisee fees and gross receipts taxes, through prices approved by the FPSC. These amounts totaled $25.4 million and $50.8 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $20.6 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2005. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income.” These totaled $25.3 million and $50.7 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $20.5 million and $41.1 million, respectively, for the three months and six months ended Jun. 30, 2005.

Stock-Based Compensation

Effective Jan. 1, 2006, TECO Energy accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (FAS) 123 (revised 2004), Share-Based Payment (FAS 123R). Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period (generally the vesting period of the equity grant). Prior to this, the company accounted for its share-based payments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The company elected to adopt the modified-prospective transition method as provided under FAS 123R and, accordingly, results for prior periods have not been restated. See Note 8, Stock-Based Compensation, for more information on share-based payments.

2. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after Dec. 15, 2006. The company does not believe implementation will be material to its results of operations, statement of position or cash flows.

Amendment to Derivatives Accounting

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for fiscal years beginning after Sep. 15, 2006 and is not expected to materially impact the company.

Proposed Statement on Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In March 2006, the FASB issued the exposure draft, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R). This proposed statement of financial accounting standards would require the recognition in the statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation in the case of a defined benefit plan, or the accumulated postretirement benefit obligation in the case of other postretirement benefit plans. Compared to the current recognition of pension and other postretirement obligations on the balance sheet, this proposed standard would require recognition of: 1) the impact of future salary increases to the pension obligation and 2) the unamortized post-retirement benefit costs that are currently being expensed over the service lives of the participants. This proposed standard would also require recognition in other comprehensive income certain benefit cost components that are not part of net periodic benefit cost, and that the defined benefit plan assets and obligations be measured as of the balance sheet date. While the company must wait for the standard to be finalized to confirm the exact impact, the company estimates that this proposed standard, using the plan assets and obligations reported as of Dec. 31, 2005, would increase benefit liabilities on the balance sheet by approximately $130 million and accumulated other comprehensive loss, net of estimated tax benefits, by approximately $82 million. The comment period on this exposure draft ended May 31, 2006; the FASB has indicated that it intends to issue a final standard in September 2006 with an effective date for fiscal years ending after Dec. 15, 2006.

Determining the Variability of Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). In the FSP, the FASB addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FASB describes a number of risks that should be considered as well as the purpose for which the entities were created, in order to determine the variability of these entities. This guidance is required to be applied prospectively beginning on the first day of the first reporting period beginning after Jun. 15, 2006 and is not expected to materially impact the company.

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

An allowance authorizes a utility to emit one ton of SO2 during a given year. The EPA allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2006 resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

In January 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, the majority of which is included as a cost recovery clause regulatory liability as of Jun. 30, 2006. There were no allowances sold and auction proceeds were immaterial during the quarter ended Jun. 30, 2006. Allowance sales and proceeds during the first two quarters of 2005 were not material.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects except for the reclassification of “Accumulated cost of removal”.

Tampa Electric and PGS apply the accounting treatment permitted by FAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Jun. 30, 2006 and Dec. 31, 2005 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2006	Dec. 31, 2005
Regulatory assets:
Regulatory tax asset (1)	$53.5	$79.5
Other:
Cost recovery clauses	253.2	264.1
Deferred bond refinancing costs (2)	28.6	28.8
Environmental remediation	13.9	14.2
Competitive rate adjustment	5.3	5.6
Other	5.0	5.2

	306.0	317.9

Total regulatory assets	359.5	397.4
Less current portion	261.4	296.3

Long-term regulatory assets	$98.1	$101.1

Regulatory liabilities:
Regulatory tax liability (1)	$37.4	$23.4

Other:
Deferred allowance auction credits	1.0	1.3
Cost recovery clauses	91.3	136.9
Environmental remediation	13.9	14.2
Deferred gain on property sales (3)	7.6	7.7
Accumulated cost of removal	512.1	493.8
Transmission and delivery storm reserve	14.5	12.5
Other	0.1	0.1

	640.5	666.5

Total regulatory liabilities	677.9	689.9
Less current portion	123.6	146.8

Long-term regulatory liabilities	$554.3	$543.1

(1)	Related primarily to plant life. Includes $12.3 million and $13.1 million of excess deferred taxes as of Jun. 30, 2006 and Dec. 31, 2005, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

During the six months ended Jun. 30, 2006 and 2005, the company experienced a number of events that impacted the overall effective tax rate on continuing operations. These events included the following: permanent reinvestment of foreign income under APB Opinion No. 23, Accounting for Taxes – Special Areas (APB 23); adjustment of deferred tax assets for the effect of an enacted change in state rates; depletion; repatriation of foreign source income to the United States, and the reduction of income tax expense under the new “tonnage tax” regime.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created Code Section 965, which provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The company elected to apply Code Section 965 to a portion of its 2005 cash dividends from TECO Guatemala.

Code Section 248 of the Act also introduced a new “tonnage tax”, which allows corporations to elect to exclude from gross income certain income from activities connected with the operation of a U.S. flag vessel in U.S. foreign trade and instead become subject to a tax imposed on the per-ton weight of the qualified vessel. The company has elected to apply Code Section 248 with respect to qualified vessels in 2006 and 2005.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense

(millions) Three months ended Jun. 30,	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Components of net periodic benefit expense
Service cost	$4.0	$4.1	$1.5	$1.7
Interest cost on projected benefit obligations	7.7	8.2	2.8	2.8
Expected return on assets	(9.0)	(9.3)	—	—
Amortization of:
Transition obligation	—	—	0.7	0.7
Prior service (benefit) cost	(0.2)	(0.2)	0.7	0.7
Actuarial loss	2.2	1.0	0.2	—

Pension expense	4.7	3.8	5.9	5.9
Settlement	—	1.4	—	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$4.7	$5.2	$5.9	$5.9

Six months ended Jun. 30,
Components of net periodic benefit expense
Service cost	$7.9	$8.1	$3.0	$3.3
Interest cost on projected benefit obligations	15.4	16.4	5.6	5.6
Expected return on assets	(17.9)	(18.6)	—	—
Amortization of:
Transition obligation	—	(0.1)	1.4	1.4
Prior service (benefit) cost	(0.3)	(0.3)	1.5	1.5
Actuarial loss	4.4	2.1	0.3	—

Pension expense	9.5	7.6	11.8	11.8
Settlement	—	1.4	—	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$9.5	$9.0	$11.8	$11.8

For the fiscal 2006 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.5% and a discount rate of 5.5% at its Sep. 30, 2005 measurement date. The company’s policy is to fund the pension plan based on the amount determined by the company’s actuaries within the guidelines set by ERISA. In January 2006, the company contributed $6.3 million to the pension plan. Although the company has not expressed the intent to make additional contributions to the pension plan in 2006, it may elect to make such additional contributions within the ERISA guidelines.

6. Short-Term Debt

At Jun. 30, 2006 and Dec. 31, 2005, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2006			Dec. 31, 2005
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$120.0	$—
1-year accounts receivable facility	150.0	—	—	150.0	95.0	—
TECO Energy:
5-year facility	200.0	—	9.5	200.0	—	14.3

Total	$675.0	$—	$9.5	$675.0	$215.0	$14.3

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 37.5 basis points. The weighted-average interest rate on outstanding notes payable at Dec. 31, 2005 was 4.45%. There were no outstanding notes payable at Jun. 30, 2006.

Tampa Electric Company Accounts Receivable Facility

On Jan. 5, 2006, Tampa Electric and TEC Receivables Corp., a wholly-owned subsidiary of Tampa Electric Company, extended the maturity of Tampa Electric’s $150 million accounts receivable securitized borrowing facility from Jan. 5, 2006 to Jan. 4, 2007.

7. Long-Term Debt

Issuance of Tampa Electric Company 6.55% Notes due 2036

On May 12, 2006, Tampa Electric Company issued $250 million aggregate principal amount of 6.55% Notes due May 15, 2036. The 6.55% Notes were sold at 99.375% of par to yield 6.598%. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.0 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.55% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.55% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.55% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

8. Stock-Based Compensation

On Jan. 1, 2006, TECO Energy adopted FAS 123R, requiring the company to recognize expense related to the fair value of its stock-based compensation awards. Prior to this, the company accounted for its share-based payments under APB 25 and related interpretations. The company adopted FAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning Jan. 1, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of, Dec. 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123), and compensation cost for all share-based payments granted on or after Jan. 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of FAS 123R). Results for prior periods have not been restated.

TECO Energy has two share-based compensation plans (the Equity Plan and the Director Equity Plan), which are described below. The types of awards granted under these Plans include stock options, stock grants, time-vested restricted stock and performance-based restricted stock. Stock options are granted with an exercise price greater than or equal to the fair value on the date of grant and have a 10-year contractual term. Stock options for the Director Equity Plan vest immediately and stock options for the Equity Plan have graded vesting over a three-year period, with the first 33% becoming exercisable one year after the date of grant. Stock grants and time-vested restricted stock are granted at a price equal to the fair value on the date of grant, with expense recognized over the vesting period, which is normally three years. Performance-based restricted stock is granted at a price equal to the fair value on the date of grant, with shares vesting after three years at 0% to 200% of the original grant, based on the total return of TECO Energy common stock compared to a peer group of utility stocks. Dividends are paid on all time-vested and performance-based restricted stock awards.

TECO Energy recognized total stock compensation expense for the three months ended Jun. 30, 2006 of $4.3 million pretax, or $2.6 million after-tax and, for the six months ended Jun. 30, 2006 of $7.0 million pretax, or $4.3 million after-tax. For the six months ended Jun. 30, 2006, cash received from option exercises under all share-based payment arrangements was $1.1 million and the aggregate intrinsic value of stock options exercised was $0.4 million. The total fair value of awards vesting during the six months ending Jun. 30, 2006 was $4.6 million, which includes stock grants, time-vested restricted stock and performance-based restricted stock. As of Jun. 30, 2006, there was $15.3 million of unrecognized compensation cost related to all non-vested awards that is expected to be recognized over a weighted average period of two years. Prior to the adoption of FAS 123R, TECO Energy presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. Beginning on Jan. 1, 2006, the company changed its cash flow presentation in accordance with FAS 123R, which requires the cash flows resulting from excess tax deductions on share-based payments to be classified as financing cash flows.

Previously under APB 25, the company recognized or disclosed expenses for retirement-eligible employees over the nominal vesting period. Beginning Jan. 1, 2006 under FAS 123R, any new awards made to retirement-eligible employees are recognized immediately or over the period from the grant date to the date of retirement eligibility (non-substantive approach). The impact on net income for the six months ended Jun. 30, 2006 and 2005 of applying the nominal vesting period approach versus the non-substantive vesting period approach to awards granted prior to Jan. 1 2006, for retirement-eligible employees would not have been material.

The fair value of stock options is determined using the Black-Scholes valuation model, and the company uses the following methods to determine its underlying assumptions: expected volatilities based on the historical volatilities; the expected term of options granted based on the Staff Accounting Bulletin No. 107 (SAB 107) simplified method of averaging the vesting term and the original contractual term; the risk-free interest rate based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the option), and the expected dividend yield based on the current annual dividend amount divided by the stock price on the date of grant.

The fair value of performance-based restricted stock awards is determined using the Monte-Carlo valuation model and the company uses the following methods to determine its underlying assumptions: expected volatilities based on the historical volatilities; the expected term of the awards based on the performance measurement period (which is generally three years); the risk-free interest rate based on the U.S. Treasury implied yield on zero-coupon issues (with a remaining term equal to the expected term of the award); and the expected dividend yield based on the current annual dividend amount divided by the stock price on the date of grant, with continuous compounding.

The value of time-vested restricted stock and stock grants are based on the fair market value of TECO Energy common stock at the time of grant.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of FAS 123 to all share-based payments, prior to the adoption of FAS 123R.

Pro Forma Stock-Based Compensation Expense

(millions, except per share amounts)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2006(3)	2005	2006(3)	2005
Net income from continuing operations
As reported	$61.1	$12.4	$116.3	$63.9
Add: Unearned compensation expense (1)	—	1.8	—	2.3
Less: Pro forma expense (2)	—	2.6	—	4.0

Pro forma	61.1	11.6	$116.3	$62.2

Net income
As reported	62.5	95.2	$117.7	$127.9
Add: Unearned compensation expense (1)	—	1.8	—	2.3
Less: Pro forma expense (2)	—	2.6	—	4.0

Pro forma	62.5	94.4	$117.7	$126.2

Net income from continuing operations – EPS, basic
As reported	$0.29	$0.06	$0.56	$0.31
Pro forma	$0.29	$0.06	$0.56	$0.30
Net income from continuing operations – EPS, diluted
As reported	$0.29	$0.04	$0.55	$0.29
Pro forma	$0.29	$0.04	$0.55	$0.28
Net income – EPS, basic
As reported	$0.30	$0.46	$0.57	$0.62
Pro forma	$0.30	$0.45	$0.57	$0.61
Net income – EPS, diluted
As reported	$0.30	$0.44	$0.56	$0.60
Pro forma	$0.30	$0.43	$0.56	$0.59

Assumptions applicable to stock options
Risk-free interest rate	4.92%	4.02%	4.92%	4.02%
Expected lives (in years)	6	7	6	7
Expected stock volatility	27.00%	34.38%	27.00%	34.38%
Dividend yield	4.66%	4.69%	4.66%	4.69%
Assumptions applicable to performance-based restricted stock
Risk-free interest rate	4.92%	3.74%	4.92%	3.74%
Expected lives (in years)	3	3	3	3
Expected stock volatility	18.22%	45.31%	18.22%	45.31%
Dividend yield	4.64%	4.49%	4.64%	4.49%

(1)	Unearned compensation expense reflects the compensation expense of time-vested and performance-based restricted stock awards, after-tax.
(2)	Includes compensation expense for stock options and performance-based restricted stock, determined using a fair-value based method, after-tax, plus compensation expense associated with time-vested restricted stock awards, determined based on fair market value at the time of grant, after-tax.
(3)	Effective Jan. 1, 2006, stock-based compensation expense is reflected in “as reported” earnings, as a result of the adoption of FAS 123R.

Equity Plans

In April 2004, the company’s shareholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan superseded the 1996 Equity Incentive Plan (1996 Plan), and no additional grants will be made under the 1996 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers, key employees and consultants of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each award, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.

Under the 2004 Plan and the 1996 Plan (collectively referred to as the “Equity Plans”), 455,582 shares of restricted stock were granted and 17,962 unrestricted shares of stock were granted with weighted average fair values of $16.84 and $17.54, respectively, during the six months ended Jun. 30, 2006. In addition, options to purchase 1.1 million shares were granted to employees during the six months ended Jun. 30, 2006, with a weighted average fair value of $3.26. A summary of nonvested shares of restricted stock and stock options during the six months ended Jun. 30, 2006 under the Equity Plans are shown as follows:

Nonvested Restricted Stock and Stock Options-Equity Plans

	Nonvested Restricted Stock (1)			Nonvested Stock Options
	Number of Shares (thousands)	Weighted Avg. grant date Fair Value		Number of Shares (thousands)	Weighted Avg. grant date Fair Value
Nonvested balance at Dec. 31, 2005	801	$18.16	/sh	3,376	$2.83	/sh
Granted	456	$16.84		1,089	$3.26
Vested	(261)	$14.09		(1,908)	$2.51
Forfeited	(1)	$24.18		(11)	$2.72

Nonvested balance at Jun. 30, 2006	995	$18.62	/sh	2,546	$3.25	/sh

(1)	The weighted average remaining contractual term of restricted stock is 2 years.

Stock option transactions during the six months ended Jun. 30, 2006 under the Equity Plans are summarized as follows:

Stock Options – Equity Plans

	Number of Shares (thousands)	Weighted Avg. Option Price		Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding balance at Dec. 31, 2005	9,694	$20.33	/sh
Granted	1,089	$16.30
Exercised	(95)	$11.84
Cancelled	(266)	$23.78

Outstanding balance at Jun. 30, 2006 (1)	10,422	$19.89	/sh	6	$8.3

Exercisable at Jun. 30, 2006 (2)	2,691	$12.27	/sh	7	$7.2
Available for future grant at Jun. 30, 2006	7,417

(1)	Option prices range from $11.09 to $31.58.
(2)	Option prices range from $11.09 to $13.50.

Director Equity Plan

In April 1997, the company’s shareholders approved the 1997 Director Equity Plan (1997 Plan), as an amendment and restatement of the 1991 Director Stock Option Plan (1991 Plan). The 1997 Plan superseded the 1991 Plan, and no additional grants will be made under the 1991 Plan. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan is administered by the Board of Directors, and awards may include stock grants, stock options and/or stock equivalents.

Under the 1997 Plan, 25,000 shares of restricted stock were awarded for the six month period ended Jun. 30, 2006, with a weighted average fair value of $16.30. Restricted stock transactions for the six months ended Jun. 30, 2006 under the 1997 Plan are summarized as follows:

Nonvested Restricted Stock — Director Equity Plans

	Number of Shares (thousands)	Weighted Avg. Grant Date Fair Value
Nonvested balance at Dec. 31, 2005	—	$—
Granted	25	$16.30	/sh
Vested	—	$—
Forfeited	—	$—

Nonvested balance at Jun. 30, 2006 (1)	25	$16.30	/sh

(1)	The weighted average remaining contractual term is 3 years.

Stock option transactions during the six months ended Jun. 30, 2006 under the 1997 Plan are summarized as follows:

Stock Options – Director Equity Plans (1)

	Number of Shares (thousands)	Weighted Avg. Option Price		Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding balance at Dec. 31, 2005	253	$20.93	/sh
Granted	—	$—
Exercised	—	$—
Cancelled	(20)	$23.63

Outstanding balance at Jun. 30, 2006 (2)	233	$20.70	/sh	5	$0.1

Exercisable at Jun. 30, 2006 (3)	60	$12.54	/sh	7	$0.1
Available for future grant at Jun. 30, 2006	190

(1)	Stock options granted under the Director Equity Plans vest immediately.
(2)	Option prices range from $11.09 to $31.58.
(3)	Option prices range from $11.09 to $13.64.

9. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) for the three months and six months ended Jun. 30, 2006 and 2005, related to changes in the fair value of cash flow hedges:

Other Comprehensive Income (Loss) (millions)	Three months ended Jun. 30,			Six months ended Jun. 30,
	Gross	Tax	Net	Gross	Tax	Net
2006
Unrealized gain on cash flow hedges	$1.4	$0.5	$0.9	$2.0	$0.7	$1.3
Less: Gain reclassified to net income	(0.3)	(0.1)	(0.2)	(0.3)	(0.1)	(0.2)

Gain on cash flow hedges	1.1	0.4	0.7	1.7	0.6	1.1

Total other comprehensive income	$1.1	$0.4	$0.7	$1.7	$0.6	$1.1

2005
Unrealized (loss) gain on cash flow hedges	$(0.1)	$—	$(0.1)	$6.0	$3.2	$2.8
Less: Gain reclassified to net income	(0.5)	(0.2)	(0.3)	(3.6)	(1.3)	(2.3)

(Loss) gain on cash flow hedges	(0.6)	(0.2)	(0.4)	2.4	1.9	0.5

Total other comprehensive (loss) income	$(0.6)	$(0.2)	$(0.4)	$2.4	$1.9	$0.5

Accumulated Other Comprehensive Income (Loss) (millions)
	Jun. 30, 2006	Dec. 31, 2005
Minimum pension liability adjustment (1)	$(51.5)	$(51.5)
Net unrealized gains from cash flow hedges (2)	1.5	0.4

Total accumulated other comprehensive loss	$(50.0)	$(51.1)

(1)	Net of tax benefit of $32.5 million as of Jun. 30, 2006 and Dec. 31, 2005.
(2)	Net of tax provision (benefit) of $1.0 million and $(0.4) million, as of Jun. 30, 2006 and Dec. 31, 2005, respectively.

10. Earnings Per Share

For each of the three and six month periods ended Jun. 30, 2006, stock options for 7.1 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect, compared to 5.5 million shares for the same periods in 2005.

(millions, except per share amounts)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2006	2005	2006	2005
Numerator
Net income from continuing operations, basic	$61.1	$12.4	$116.3	$63.9
Effect of contingent performance shares	—	(4.1)	—	(4.1)

Net income from continuing operations, diluted	61.1	8.3	116.3	59.8
Discontinued operations, net of tax	1.4	82.8	1.4	64.0

Net income, diluted	$62.5	$91.1	$117.7	$123.8

Average number of shares outstanding – basic	207.7	206.7	207.6	205.5
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	3.9	5.9	3.8	5.7
Less: Treasury shares which could be purchased	(3.0)	(3.7)	(2.8)	(3.8)

Average number of shares outstanding - diluted	208.6	208.9	208.6	207.4

Earnings per share from continuing operations
Basic	$0.29	$0.06	$0.56	$0.31
Diluted	$0.29	$0.04	$0.55	$0.29
Earnings per share from discontinued operations, net
Basic	$0.01	$0.40	$0.01	$0.31
Diluted	$0.01	$0.40	$0.01	$0.31
Earnings per share
Basic	$0.30	$0.46	$0.57	$0.62
Diluted	$0.30	$0.44	$0.56	$0.60

11. Commitments and Contingencies

Legal Contingencies

At Jun. 30, 2006, the ultimate resolution of the following specific proceedings is uncertain and no liability has been reserved or can be estimated. At this time, the ultimate outcome of these proceedings is not expected to have a material adverse effect on the company’s results of operations or financial condition.

Tampa Electric Transmission Litigation

The Shaw, Acosta and Alvarez cases, the three pending cases related to the location of the “Juneau Loop” 95-foot and 125-foot transmission structures and upgrades to the existing substation located in or near the Egypt Lake subdivision, in Tampa, FL, remain in various stages of activity. The Shaw case is currently set for trial the week of Sep. 11, 2006. The court granted summary judgment in favor of the company on the issue of the availability of injunctive relief as a remedy. The plaintiffs have appealed this summary judgment; the appeal has been fully briefed by both sides, and the appeal remains pending before the Second District Court of Appeal (2nd DCA).

The Acosta plaintiffs are again seeking class-action status and have also moved to add other plaintiffs (other than the Alvarez’) with substation-related claims to the case. These motions remain pending before the court. There is no current activity in the Alvarez (substation) case.

Grupo Litigation and Arbitration

Summary Judgment in the U.S. Grupo case was granted in October 2004 (U.S. Case). Grupo appealed, the appeal was denied and the judgment became final in December 2005. After obtaining the first partial summary judgment in the U.S. Case on Aug. 30, 2004, the Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia (the Union), which would have been the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality and exclusivity agreement (the confidentiality agreement) between the Union and an indirect subsidiary of TECO Wholesale Generation, TPS International Power, Inc. (TPSI), alleging breach of contract or failure to act in good faith and seeking damages of approximately $50 million. The testimony phase of the proceeding closed in February 2006. Damage experts, appointed by the Tribunal addressing the useful life of the facility and valuation of the project based on loss of opportunity, submitted their reports in February and March. Each party submitted its own expert report with the areas of disagreement primarily focused on the useful life and the proper methodology.

Closing arguments along with final written submittals were held on Jul. 14, 2006. The final decision is expected to be rendered on Aug. 11, 2006.

Class Action Lawsuit & Derivative Suit

Class Action

After the consolidated Class Action Complaint brought by the “TECO Lead Plaintiff Group” was dismissed without prejudice on Mar. 31, 2006, the plaintiffs filed their further amended complaint to which TECO Energy and the defendants filed their motion to dismiss on Jul. 7, 2006, based on failure to plead loss causation as raised in the prior motion. The plaintiffs filed their response to the motion to dismiss on Jul. 21, 2006. The local rule contemplates a ruling within sixty (60) days.

Derivative Suit

Subsequent to the Hillsborough Circuit Court’s dismissal without prejudice of the derivative complaint that had been filed against several officers and directors in state court in connection with their alleged actions during the same period that is the subject of the class action suit, on Apr. 5, 2006, the parties stipulated to the dismissal with prejudice of directors Penn and Whiting. The plaintiffs may not re-file their complaint until the district court takes action on defendant’s motion to dismiss. The defendants will provide the Court with periodic reports of the Special Litigation Committee’s activities focused only on the status of the class action commencing Aug. 1, 2006.

Other Issues

From time to time TECO Energy and its subsidiaries are involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2006, Tampa Electric Company has estimated its ultimate financial liability to be approximately $13.9 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. These costs are recoverable through customer rates established in subsequent base rate proceedings.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Jun. 30, 2006 is as follows:

Letters of Credit and Guarantees

(millions) Letters of Credit and Guarantees for the Benefit of:	2006	2007	2008-2010	After 2010	Total	Liabilities Recognized at Jun. 30, 2006
Tampa Electric
Letters of credit	$—	$—	$—	$2.4	$2.4	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	20.0	20.0	4.3

	—	—	—	22.4	22.4	4.3

TECO Transport
Letters of credit	—	—	—	2.5	2.5	—

TECO Coal
Letters of credit	—	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	—	—	—	1.4	1.4	2.0

	—	—	—	8.1	8.1	2.0

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)(3)	48.7	—	—	2.7	51.4	—

Total	$48.7	$—	$—	$35.7	$84.4	$6.3

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2010.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Jun. 30, 2006. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	These represent guarantees of agreements between TECO Energy Source and various counterparties, primarily financial institutions, to enable the execution of transactions for hedging activities on behalf of TECO Energy, TECO Transport and TECO Coal.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2006, TECO Energy, Tampa Electric and the other operating companies are in compliance with all applicable financial covenants.

12. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by FAS 131, Disclosures about Segments of an Enterprise and Related Information. All significant intercompany transactions are eliminated in the consolidated condensed financial statements of TECO Energy, but are included in determining reportable segments.

The information presented in the following table excludes all discontinued operations. See Note 13, Discontinued Operations and Assets Held for Sale, for additional details of the components of discontinued operations.

Segment Information (1) (millions) Three months ended Jun. 30,
	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO Guatemala		TWG(3) Merchant	Other & Eliminations	TECO Energy
2006
Revenues - external	$532.5	$137.4	$144.7	$46.1	$1.7	(2)	$—	$0.2	$862.6
Sales to affiliates	0.6	—	—	31.1	—		—	(31.7)	—

Total revenues	533.1	137.4	144.7	77.2	1.7		—	(31.5)	862.6
Equity earnings of unconsolidated affiliates	—	—	—	0.1	13.7		—	—	13.8
Depreciation	46.7	9.1	9.0	5.5	0.2		—	0.1	70.6
Total interest charges (1)	26.9	3.9	2.4	1.4	3.7		—	31.7	70.0
Internally allocated interest (1)	—	—	2.4	(0.3)	3.6		—	(5.7)	—
Provision (benefit) for taxes	22.0	3.7	3.3	3.8	1.3		—	(6.8)	27.3
Net income (loss) from continuing operations	$37.1	$5.9	$13.4	$6.5	$8.7		$—	$(10.5)	$61.1

2005
Revenues - external	$424.7	$113.0	$128.2	$47.1	$1.7	(2)	$0.1	$4.2	$719.0
Sales to affiliates	0.7	—	—	23.4	—		—	(24.1)	—

Total revenues	425.4	113.0	128.2	70.5	1.7		0.1	(19.9)	719.0
Equity (loss) earnings of unconsolidated affiliates	—	—	—	(0.1)	13.8		—	—	13.7
Depreciation	46.6	8.6	8.9	5.4	0.1		0.2	0.1	69.9
Total interest charges (1)	23.8	3.8	3.2	1.2	3.6		4.4	36.4	76.4
Internally allocated interest (1)	—	—	3.2	(0.2)	3.6		4.4	(11.0)	—
Provision (benefit) for taxes	23.1	3.8	15.3	1.9	1.3		(4.8)	(36.6)	4.0
Net income (loss) income from continuing operations	$38.8	$6.0	$28.4	$5.3	$7.9		$(8.6)	$(65.4)	$12.4

(millions) Six months ended Jun. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO Guatemala		TWG(3) Merchant	Other & Eliminations	TECO Energy
2006
Revenues - external	$988.8	$323.7	$284.8	$97.8	$3.8	(2)	$—	$0.1	$1,699.0
Sales to affiliates	1.2	—	—	54.7	—		—	(55.9)	—

Total revenues	990.0	323.7	284.8	152.5	3.8		—	(55.8)	1,699.0
Equity earnings of unconsolidated affiliates	—	—	—	0.2	28.2		—	—	28.4
Depreciation	93.1	18.2	18.2	11.0	0.4		—	—	140.9
Total interest charges (1)	53.3	7.8	5.0	2.6	7.4		—	62.9	139.0
Internally allocated interest (1)	—	—	4.8	(0.5)	7.2		—	(11.5)	—
Provision (benefit) for taxes	34.9	11.6	13.0	4.7	2.4		—	(16.6)	50.0
Net income (loss) from continuing operations	$59.5	$18.5	$38.1	$11.6	$17.3		$—	$(28.7)	$116.3

2005
Revenues—external	$804.1	$255.7	$238.0	$94.1	$3.9	(2)	$0.4	$7.5	$1,403.7
Sales to affiliates	1.4	—	—	43.8	—		—	(45.2)	—

Total revenues	805.5	255.7	238.0	137.9	3.9		0.4	(37.7)	1,403.7
Equity earnings (loss) of unconsolidated affiliates	—	—	—	—	28.9		—	—	28.9
Depreciation	93.2	17.3	17.9	10.8	0.3		0.3	0.2	140.0
Total interest charges (1)	48.1	7.6	6.4	2.6	7.1		10.2	69.9	151.9
Internally allocated interest (1)	—	—	6.3	(0.2)	7.0		10.2	(23.3)	—
Provision (benefit) for taxes	36.5	11.8	34.4	4.2	0.9		(8.0)	(48.0)	31.8
Net income (loss) from continuing operations	$60.8	$18.8	$55.9	$9.4	$19.4		$(14.3)	$(86.1)	$63.9

(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO Guatemala	TWG(3) Merchant	Other & Eliminations	TECO Energy
At Jun. 30, 2006
Goodwill	$—	$—	$—	$—	$59.4	$—	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.7	278.4	—	20.3	301.4
Other non-current investments	—	—	—	—	—	—	8.0	8.0
Total assets	$4,573.0	$691.8	$392.9	$312.3	$411.3	$—	$865.1	$7,246.4

At Dec. 31, 2005
Goodwill	$—	$—	$—	$—	$59.4	$—	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.9	274.0	—	20.2	297.1
Other non-current investments	—	—	—	—	—	—	8.0	8.0
Total assets	$4,554.0	$721.5	$385.6	$322.4	$408.4	$233.0	545.2	$7,170.1

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2006 and 2005 were at pretax rates of 7.5% and 8%, respectively, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues are exclusive of entities deconsolidated as a result of FIN 46R. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $25.5 million and $22.4 million for the three months ended Jun. 30, 2006 and 2005, respectively, and $50.6 million and $47.3 million for the six months ended Jun. 30, 2006 and 2005, respectively.
(3)	Effective with 2006 results, only historical data is presented for TWG Merchant as all merchant assets have been divested. Any residual amounts from 2006 are included in “Other & Eliminations.”

13. Discontinued Operations and Assets Held for Sale

Union and Gila River Project Companies

On Jun. 1, 2005, the company completed the sale and transfer of the Union and Gila River project companies. As a result of the transaction, the company recorded a non-cash, pretax gain of $117.7 million ($76.5 million after-tax), which is reflected in discontinued operations for the three and six months ended Jun. 30, 2005.

The following table provides selected components of discontinued operations for the Union and Gila River project companies:

Components of income from discontinued operations – Union and Gila River Project Companies

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2006	2005	2006	2005
Revenues	$—	$(43.8)	$—	$0.4
Income (loss) from operations	—	18.8	—	(3.7)
Gain on sale before tax	—	117.7	—	117.7
Income (loss) before provision for income taxes	—	120.9	—	90.0
Provision (benefit) for income taxes	—	37.1	—	25.6

Net income (loss) from discontinued operations	$—	$83.8	$—	$64.4

Other discontinued operations

Components of income from other discontinued operations include: TECO Thermal (sold in June 2006), Commonwealth Chesapeake Company, LLC (sold in April 2005), and BCH Mechanical (sold in January 2005). For all periods presented, the results from operations of each of these entities are presented as discontinued operations on the income statement. The following table provides selected components of other discontinued operations:

Components of income from discontinued operations-Other

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2006	2005	2006	2005
Revenues	$0.2	$1.7	$0.8	$9.2
Income (loss) from operations	1.5	(1.2)	1.5	(0.2)
Gain on sale before tax	0.8	—	0.8	—
Income (loss) before provision for income taxes	2.3	(0.8)	2.3	0.2
Provision (benefit) for income taxes	0.9	0.2	0.9	0.6

Net income (loss) from discontinued operations	$1.4	$(1.0)	$1.4	$(0.4)

At Dec. 31, 2005, assets and liabilities held for sale included TECO Thermal, an investment of TECO Solutions. In May of 2006, TECO Solutions sold the assets of TECO Thermal for $8.0 million. This transaction resulted in a net after-tax gain of $0.5 million. The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all transactions described above:

Assets held for sale - Other

(millions)	Jun. 30, 2006	Dec. 31, 2005
Net property, plant and equipment	$—	$6.4
Other non-current assets	—	1.6

Total assets held for sale	$—	$8.0

Liabilities associated with assets held for sale
(millions)	Jun. 30, 2006	Dec. 31, 2005
Current liabilities	$—	$1.8

Total liabilities associated with assets held for sale	$—	$1.8

14. Derivatives and Hedging

At Jun. 30, 2006, TECO Energy and its affiliates had total derivative assets and liabilities (current and non-current) of $15.2 million and $40.1 million, respectively, compared to total derivative assets and liabilities (current and non-current) of $68.9 million and $0.3 million, respectively, at Dec. 31, 2005. At Jun. 30, 2006 and Dec. 31, 2005, accumulated other comprehensive income (AOCI) included after-tax gains of $1.5 million and $0.4 million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from AOCI.

For the three months ended Jun. 30, 2006, TECO Energy and its affiliates reclassified amounts from AOCI and recognized net pretax gains of $0.3 million, compared to net pretax gains of $0.5 million and $3.6 million, respectively, for the first and second quarters in 2005. There were no reclassifications from AOCI for recognized gains and losses for the three months ended Mar. 31, 2006. Amounts reclassified from AOCI were primarily related to cash flow hedges of physical purchases of fuel oil. For these types of hedge relationships, the loss on the derivative reclassified from AOCI to earnings is offset by the reduced expense arising from lower prices paid for spot purchases of fuel oil. Conversely, reclassification of a gain from AOCI to earnings is offset by the increased cost of spot purchases of natural gas and fuel oil.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3, Regulatory). Based on the fair value of cash flow hedges at Jun. 30, 2006, net pretax losses of $39.3 million are expected to be reclassified from regulatory assets or liabilities, and pretax gains of $1.4 million are expected to be reversed from AOCI, to the Consolidated Condensed Statements of Income, within the next twelve months. However, these gains and other future reclassifications from regulatory assets and AOCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2008.

For the three months and six months ended Jun. 30, 2006, the company also recognized pretax gains of $5.2 million and $7.7 million, respectively, relating to derivatives that were not designated as either a cash flow or fair value hedge, compared to pretax losses of $(1.8) million and $(3.6) million for the three months and six months ended Jun. 30 2005, respectively.

15. Mergers, Acquisitions and Dispositions

Sale of TPS McAdams, LLC

On Jun. 23, 2006, TPS McAdams, LLC, an indirect subsidiary of TECO Energy, Inc., was sold to Von Boyett Corporation for $1.2 million in cash. This long-lived asset had been impaired in 2004 to an estimate of salvage value, which included allowances for potential future site restoration costs. In the first quarter of 2006, TPS McAdams, LLC sold the combustion turbines at the site to Tampa Electric Company at the book value contemplated in the salvage estimate. The sale and transfer of TPS McAdams, LLC, including its remaining assets and any potential site restoration costs at terms better than contemplated in the salvage estimate, resulted in a pretax gain $10.7 million ($8.1 million after-tax) being recognized in continuing operations.

16. Subsequent Events

In late July 2006, an affiliate of TECO Coal, Pike Letcher Synfuel LLC, idled its synthetic fuel production facilities. This occurred as a result of high year-to-date 2006 oil prices and the prospect for continued high prices for the remainder of 2006, as indicated by oil futures prices. The decision to idle the facilities was in accordance with agreements in place with the third-party investors in Pike Letcher Synfuel LLC.

Synthetic fuel production may be resumed if oil prices moderate to a level that increases expectations that the production of synthetic fuel will be economic or if possible federal legislation is enacted that would modify the method of calculating the oil price phase-out range for 2006.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Jun. 30, 2006 and Dec. 31, 2005, and the results of operations and cash flows for the periods ended Jun. 30, 2006 and 2005. The results of operations for the three-month and six-month periods ended Jun. 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006. References should be made to the explanatory notes affecting the consolidated condensed financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and to the notes on pages 31 to 35 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Jun. 30, 2006 and Dec. 31, 2005	26-27

Consolidated Condensed Statements of Income for the three-month and six-month periods ended Jun. 30, 2006 and 2005	28-29

Consolidated Condensed Statements of Comprehensive Income for the three-month and six-month periods ended Jun. 30, 2006 and 2005	28-29

Consolidated Condensed Statements of Cash Flows for the six-month periods ended Jun. 30, 2006 and 2005	30

Notes to Consolidated Condensed Financial Statements	31-35

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Jun. 30, 2006	Dec. 31, 2005

Property, plant and equipment
Utility plant in service
Electric	$4,947.9	$4,889.0
Gas	855.7	839.6
Construction work in progress	245.0	164.0

Property, plant and equipment, at original costs	6,048.6	5,892.6
Accumulated depreciation	(1,723.8)	(1,658.7)

	4,324.8	4,233.9
Other property	4.1	7.4

Total property, plant and equipment (net)	4,328.9	4,241.3

Current assets
Cash and cash equivalents	13.1	17.4
Receivables, less allowance for uncollectibles of $2.2 and $1.3 at Jun. 30, 2006 and Dec. 31, 2005, respectively	244.8	232.5
Inventories
Fuel, at average cost	71.5	68.3
Materials and supplies	48.5	45.5
Current regulatory assets	261.4	296.3
Current derivative assets	0.1	58.2
Taxes receivable	—	35.1
Prepayments and other current assets	14.4	7.9

Total current assets	653.8	761.2

Deferred debits
Unamortized debt expense	22.0	17.4
Long-term regulatory assets	98.1	101.1
Long-term derivative assets	0.4	4.9
Other	23.4	30.3

Total deferred debits	143.9	153.7

Total assets	$5,126.6	$5,156.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Jun. 30, 2006	Dec. 31, 2005

Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	295.8	288.7

Total capital	1,672.6	1,665.5
Long-term debt, less amount due within one year	1,757.2	1,508.5

Total capitalization	3,429.8	3,174.0

Current liabilities
Long-term debt due within one year	5.9	5.9
Notes payable	—	215.0
Accounts payable	181.1	231.2
Customer deposits	120.6	115.2
Current regulatory liabilities	123.6	146.8
Current derivative liabilities	39.4	0.3
Current deferred income taxes	55.5	116.8
Interest accrued	29.8	25.5
Taxes accrued	20.6	15.2

Total current liabilities	576.5	871.9

Deferred credits
Non-current deferred income taxes	368.6	372.9
Investment tax credits	15.8	17.1
Long-term derivative liabilities	0.7	—
Long-term regulatory liabilities	554.3	543.1
Other	180.9	177.2

Total deferred credits	1,120.3	1,110.3

Total liabilities and capital	$5,126.6	$5,156.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

(millions)	Three months ended Jun. 30,
	2006	2005
Revenues
Electric (includes franchise fees and gross receipts taxes of $20.3 in 2006 and $16.8 in 2005)	$533.1	$425.3
Gas (includes franchise fees and gross receipts taxes of $5.1 in 2006 and $3.8 in 2005)	137.4	113.0

Total revenues	670.5	538.3

Expenses
Operations
Fuel	231.6	151.2
Purchased power	55.8	44.9
Cost of natural gas sold	88.1	66.4
Other	71.3	65.4
Maintenance	30.8	20.0
Depreciation	55.8	55.2
Taxes, federal and state income	25.1	26.6
Taxes, other than income	42.5	36.8

Total expenses	601.0	466.5

Income from operations	69.5	71.8

Other income (expense)
Allowance for other funds used during construction	0.4	—
Taxes, non-utility federal and state	(0.6)	(0.3)
Other income, net	4.5	0.9

Total other income	4.3	0.6

Interest charges
Interest on long-term debt	26.2	24.7
Other interest	4.7	2.9
Allowance for borrowed funds used during construction	(0.1)	—

Total interest charges	30.8	27.6

Net income	$43.0	$44.8

Comprehensive income	$43.0	$44.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

(millions)	Six months ended Jun. 30,
	2006	2005
Revenues
Electric (includes franchise fees and gross receipts taxes of $38.0 in 2006 and $32.2 in 2005)	$989.7	$805.2
Gas (includes franchise fees and gross receipts taxes of $12.8 in 2006 and $9.1 in 2005)	323.7	255.7

Total revenues	1,313.4	1,060.9

Expenses
Operations
Fuel	438.0	286.2
Purchased power	90.3	85.8
Cost of natural gas sold	210.9	149.9
Other	142.6	126.2
Maintenance	56.7	44.7
Depreciation	111.3	110.5
Taxes, federal and state income	45.5	47.8
Taxes, other than income	86.9	75.6

Total expenses	1,182.2	926.7

Income from operations	131.2	134.2

Other income (expense)
Allowance for other funds used during construction	0.6	—
Taxes, non-utility federal and state	(1.0)	(0.5)
Other income, net	8.3	1.6

Total other income	7.9	1.1

Interest charges
Interest on long-term debt	50.7	49.3
Other interest	10.6	6.4
Allowance for borrowed funds used during construction	(0.2)	—

Total interest charges	61.1	55.7

Net income	$78.0	$79.6

Comprehensive income	$78.0	$79.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

(millions)	Six months ended Jun. 30,
	2006	2005
Cash flows from operating activities
Net income	$78.0	$79.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	111.3	110.5
Deferred income taxes	(25.5)	6.7
Investment tax credits, net	(1.3)	(1.4)
Allowance for funds used during construction	(0.9)	—
Deferred recovery clause	67.6	(19.6)
Receivables, less allowance for uncollectibles	(9.4)	(15.3)
Inventories	(6.0)	(23.7)
Prepayments	(6.5)	2.1
Taxes accrued	40.6	61.4
Interest accrued	4.4	4.3
Accounts payable	(51.1)	9.1
Other regulatory assets and liabilities	(2.0)	(1.0)
Other	22.4	9.5

Cash flows from operating activities	221.6	222.2

Cash flows from investing activities
Capital expenditures	(181.0)	(111.2)
Allowance for funds used during construction	0.9	—
Other	(1.4)	—

Cash flows used in investing activities	(181.5)	(111.2)

Cash flows from financing activities
Proceeds from long-term debt	327.6	—
Repayment of long-term debt	(85.9)	—
Decrease in short-term debt	(215.0)	(45.0)
Dividends	(71.1)	(65.2)

Cash flows used in financing activities	(44.4)	(110.2)

Net (decrease) increase in cash and cash equivalents	(4.3)	0.8
Cash and cash equivalents at beginning of period	17.4	1.3

Cash and cash equivalents at end of period	$13.1	$2.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and subsidiaries as of Jun. 30, 2006 and Dec. 31, 2005, and the results of their operations and cash flows for the periods ended Jun. 30, 2006 and 2005. The results of operations for the three month and six month periods ended Jun. 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates

Revenues and Fuel Costs

As of Jun. 30, 2006 and Dec. 31, 2005, unbilled revenues of $52.7 million and $52.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $55.8 million and $90.3 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $44.9 million and $85.8 million, respectively, for the three months and six months ended Jun. 30, 2005. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs, including franchisee fees and gross receipts taxes, through prices approved by the FPSC. These amounts totaled $25.4 million and $50.8 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $20.6 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2005. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income.” These totaled $25.3 million and $50.7 million, respectively, for the three months and six months ended Jun. 30, 2006, compared to $20.5 million and $41.1 million, respectively, for the three months and six months ended Jun. 30, 2005.

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

An allowance authorizes a utility to emit one ton of SO2 during a given year. The EPA allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2006 resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

In January 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, the majority of which is included as a cost recovery clause regulatory liability as of Jun. 30, 2006. There were no allowances sold and auction proceeds were immaterial during the quarter ended Jun. 30, 2006. Allowance sales and proceeds during the first two quarters of 2005 were not material.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects except for the reclassification of “Accumulated cost of removal”.

Tampa Electric and PGS apply the accounting treatment permitted by Financial Accounting Stantards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Jun. 30, 2006 and Dec. 31, 2005 are presented in the following table:

Regulatory Assets and Liabilities (millions)
	Jun. 30, 2006	Dec. 31, 2005
Regulatory assets:
Regulatory tax asset (1)	$53.5	$79.5

Other:
Cost recovery clauses	253.2	264.1
Deferred bond refinancing costs (2)	28.6	28.8
Environmental remediation	13.9	14.2
Competitive rate adjustment	5.3	5.6
Other	5.0	5.2

	306.0	317.9

Total regulatory assets	359.5	397.4
Less current portion	261.4	296.3

Long-term regulatory assets	$98.1	$101.1

Regulatory liabilities:
Regulatory tax liability (1)	$37.4	$23.4

Other:
Deferred allowance auction credits	1.0	1.3
Cost recovery clauses	91.3	136.9
Environmental remediation	13.9	14.2
Deferred gain on property sales (3)	7.6	7.7
Accumulated cost of removal	512.1	493.8
Transmission and delivery storm reserve	14.5	12.5
Other	0.1	0.1

	640.5	666.5

Total regulatory liabilities	677.9	689.9
Less current portion	123.6	146.8

Long-term regulatory liabilities	$554.3	$543.1

(1)	Related primarily to plant life. Includes $12.3 million and $13.1 million of excess deferred taxes as of Jun. 30, 2006 and Dec. 31, 2005, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

3. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the six months ended Jun. 30, 2006 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits.

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months and six months ended Jun. 30, 2006 and 2005, respectively, was $3.4 million, $6.7 million, $2.5 million and $4.9 million for pension benefits, and $3.5 million, $7.0 million, $3.3 million and $6.7 million for other postretirement benefits.

For the fiscal 2006 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.5% and a discount rate of 5.5% at its Sep. 30, 2005 measurement date. TECO Energy’s policy is to fund the pension plan based on the amount determined by TECO Energy’s actuaries within the guidelines set by ERISA. In January 2006, TECO Energy contributed $6.3 million to the pension plan, of which Tampa Electric Company’s portion was $4.3 million. Although TECO Energy has not expressed the intent to make additional contributions to the pension plan in 2006, it may elect to make such additional contributions within the ERISA guidelines.

5. Short-term Debt

At Jun. 30, 2006 and Dec. 31, 2005, the following credit facilities and related borrowings existed:

Credit Facilities (millions)	Jun. 30, 2006			Dec. 31, 2005
	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$120.0	$—
1-year accounts receivable facility	150.0	—	—	150.0	95.0	—

Total	$475.0	$—	$—	$475.0	$215.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 17.5 basis points. The weighted-average interest rate on outstanding notes payable at Dec. 31, 2005 was 4.45%. There were no outstanding notes payable at Jun. 30, 2006.

Tampa Electric Company Accounts Receivable Facility

On Jan. 5, 2006, Tampa Electric and TEC Receivables Corp., a wholly-owned subsidiary of Tampa Electric Company, extended the maturity of Tampa Electric’s $150 million accounts receivable securitized borrowing facility from Jan. 5, 2006 to Jan. 4, 2007.

6. Long-Term Debt

Issuance of Tampa Electric Company 6.55% Notes due 2036

On May 12, 2006, Tampa Electric Company issued $250 million aggregate principal amount of 6.55% Notes due May 15, 2036. The 6.55% Notes were sold at 99.375% of par to yield 6.598%. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.0. Net proceeds were used to repay short-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.55% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.55% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.55% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

7. Commitments and Contingencies

Legal Contingencies

At Jun. 30, 2006, the ultimate resolution of the following specific proceeding is uncertain and no liability has been reserved or can be estimated. At this time, the ultimate outcome of this proceeding is not expected to have a material adverse effect on the company’s results of operations or financial condition.

Tampa Electric Transmission Litigation

The Shaw, Acosta and Alvarez cases, the three pending cases related to the location of the “Juneau Loop” 95-foot and 125-foot transmission structures and upgrades to the existing substation located in or near the Egypt Lake subdivision, in Tampa, FL, remain in various stages of activity. The Shaw case is currently set for trial the week of Sep. 11, 2006. The court granted summary judgment in favor of the company on the issue of the availability of injunctive relief as a remedy. The Plaintiffs have appealed this summary judgment; the appeal has been fully briefed by both sides and the appeal remains pending before the Second District Court of Appeal (2nd DCA).

The Acosta plaintiffs are again seeking class-action status and have also moved to add other plaintiffs (other than the Alvarez’) with substation-related claims to the case. These motions remain pending before the court. There is no current activity in the Alvarez (substation) case.

Other Issues

From time to time Tampa Electric Company and its subsidiaries are involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2006, Tampa Electric Company has estimated its ultimate financial liability to be approximately $13.9 million and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. These costs are recoverable through customer rates established in subsequent base rate proceedings.

Guarantees and Letters of Credit

At Jun. 30, 2006, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Jun. 30, 2006, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amounts of $20.0 million and $2.4 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2006, Tampa Electric Company was in compliance with applicable financial covenants.

8. Related Parties

In January 2006, Tampa Electric purchased two 150-megawatt combustion turbines and other ancillary equipment from TPS McAdams for $20.6 million. This has been included in capital expenditures on the Tampa Electric Company Consolidated Condensed Statements of Cash Flows for the period ended Jun. 30, 2006.

9. Segment Information

(millions) Three months ended Jun. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2006
Revenues - external	$532.5	$137.4	$—	$669.9
Sales to affiliates	0.6	—	—	0.6

Total revenues	533.1	137.4	—	670.5
Depreciation	46.7	9.1	—	55.8
Total interest charges	26.9	3.9	—	30.8
Provision for taxes	22.0	3.7	—	25.7
Net Income	$37.1	$5.9	—	$43.0

2005
Revenues—external	$424.7	$113.0	$—	$537.7
Sales to affiliates	0.7	—	(0.1)	0.6

Total revenues	425.4	113.0	(0.1)	538.3
Depreciation	46.6	8.6	—	55.2
Total interest charges	23.8	3.8	—	27.6
Provision for taxes	23.1	3.8	—	26.9
Net Income	$38.8	$6.0	—	$44.8

Six months ended Jun. 30,
2006
Revenues—external	$988.8	$323.7	$—	$1,312.5
Sales to affiliates	1.2	—	(0.3)	0.9

Total revenues	990.0	323.7	(0.3)	1,313.4
Depreciation	93.1	18.2	—	111.3
Total interest charges	53.3	7.8	—	61.1
Provision for taxes	34.9	11.6	—	46.5
Net Income	$59.5	$18.5	—	$78.0

Total assets at Jun. 30, 2006	$4,573.0	$691.8	$(138.2)	$5,126.6

2005
Revenues - external	$804.1	$255.7	$—	$1,059.8
Sales to affiliates	1.4	—	(0.3)	1.1

Total revenues	805.5	255.7	(0.3)	1,060.9
Depreciation	93.2	17.3	—	110.5
Total interest charges	48.1	7.6	—	55.7
Provision for taxes	36.5	11.8	—	48.3
Net Income	$60.8	$18.8	—	$79.6

Total assets at Dec. 31, 2005	$4,554.0	$721.5	$(119.3)	$5,156.2

10. Derivatives and Hedging

At Jun. 30, 2006 and Dec. 31, 2005, the company had net derivative (liabilities) assets of $(39.6) million and $62.8 million, respectively. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Jun. 30, 2006 and Dec. 31, 2005, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 2, New Accounting Pronouncements).

Based on the fair values of derivatives at Jun. 30, 2006, net pretax losses of $39.3 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2008.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Form 10-Q. Factors that could impact actual results include: unforeseen regulatory actions by federal, state or local authorities that could impact operations; an adverse outcome in the previously disclosed litigation; additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions in Tampa Electric’s service area affecting energy sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; weather variations affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes, which are common during the summer months; commodity price changes affecting the margins at TECO Coal and TECO Transport, fuel cost recoveries and cash at Tampa Electric or natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in electric tariffs or contract terms affecting TECO Guatemala’s operations; and TECO Coal’s exposure to oil price changes and any changes in law, regulation or administration that would retroactively impact the federal income tax credits from the production of synthetic fuel or the related benefits that have been recognized to date. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2005.

TECO Energy, Inc. is a holding company, and all of its business is conducted through its subsidiaries. In this Management’s Discussion and Analysis, “we,” “our,” “ours” and “us” refer to TECO Energy, Inc. and its consolidated group of companies, unless the context otherwise requires.

Earnings Summary - Unaudited

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2006	2005	2006	2005
Consolidated revenues	$862.6	$719.0	$1,699.0	$1,403.7

Net income from continuing operations	$61.1	$12.4	$116.3	$63.9
Discontinued operations	1.4	82.8	1.4	64.0

Net income	$62.5	$95.2	$117.7	$127.9

Average common shares outstanding
Basic	207.7	206.7	207.6	205.5
Diluted	208.6	208.9	208.6	207.4

Earnings per share - basic
Continuing operations	$0.29	$0.06	$0.56	$0.31
Discontinued operations	0.01	0.40	0.01	0.31

Earnings per share - basic	$0.30	$0.46	$0.57	$0.62

Earnings per share - diluted
Continuing operations	$0.29	$0.04	$0.55	$0.29
Discontinued operations	0.01	0.40	0.01	0.31

Earnings per share - diluted	$0.30	$0.44	$0.56	$0.60

Operating Results

Three Months Ended Jun. 30, 2006:

Second quarter net income was $62.5 million, compared to $95.2 million in the second quarter of 2005. Earnings per share for the quarter were $0.30, compared to $0.46 per share in the second quarter of 2005. Net income for the quarter included a $23.9 million after-tax or $0.12 per share reduction in the second quarter earnings benefits from the sale of the ownership interests in the synthetic fuel production facilities. This reduction was a result of oil prices above the threshold level for the phase-out of the tax credits from synthetic fuel. Second quarter net income from continuing operations was $61.1 million in 2006, compared to $12.4 million for the same period in 2005. Earnings per share from continuing operations were $0.29 for the second quarter of 2006, compared to $0.06 per share for the 2005 period. Results from continuing operations also reflect the $23.9 million after-tax reduction in the earnings benefits from the production of synthetic fuel.

Six Months Ended Jun. 30, 2006:

Year-to-date net income was $117.7 million in 2006, compared to $127.9 million for the same period in 2005. Earnings per share were $0.57 for the 2006 year-to-date period, compared to $0.62 per share in 2005. Year-to-date net income reflects a $34.8 million after-tax or $0.17 per share reduction in the earnings benefits from the sale of the ownership interests in the synthetic fuel production facilities due to high oil prices.

The year-to-date net income from continuing operations was $116.3 million in 2006, compared to $63.9 million for the same period in 2005. Earnings per share from continuing operations were $0.56 for the 2006 year-to-date period, compared to $0.31 per share in the 2005 period. Results from continuing operations also reflect the $34.8 million after-tax reduction in the earnings benefits from the production of synthetic fuel.

Tampa Electric Company – Electric division (Tampa Electric)

Net income for the second quarter was $37.1 million, compared with $38.8 million for the same period in 2005. Results for the quarter reflect 3.0% average customer growth, higher retail energy sales and increased sales to other utilities. The increased energy sales were more than offset by the expected increase in non-fuel operations and maintenance expense, which were driven by additional spending on system reliability and coal-fired unit performance improvements and other higher costs.

Tampa Electric’s retail energy sales increased 5.2% in the second quarter from strong customer growth and more normal weather than the same period in 2005. Total heating and cooling degree-days for the Tampa area in the second quarter were 2% below normal, but 18% above actual levels in 2005 when total degree days were 17% below normal.

Year-to-date net income was $59.5 million, compared to $60.8 million in the 2005 period. These results reflect 2.7% higher retail energy sales and off-system energy sales that were higher than in the same period last year. Average customer growth of 3% was partially offset by total heating and cooling degree days that were 7% below normal but 12% above 2005 actual degree days. Results also reflect a $1.4 million after-tax benefit for the wholesale component of the sale of sulfur dioxide (SO2) emissions credits, which the company retains. Non-fuel operations and maintenance expense increased, as expected, primarily due to additional spending on system reliability and coal-fired unit performance improvements and other higher costs. A summary of Tampa Electric’s operating statistics for the three months and six months ended Jun. 30, 2006 and 2005 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2006	2005	% Change	2006	2005	% Change
Three months ended Jun. 30,
Residential	$234.9	$192.4	22.1	2,138.1	1,951.3	9.6
Commercial	151.7	126.1	20.3	1,602.0	1,519.6	5.4
Industrial – Phosphate	15.6	16.4	(4.9)	236.9	303.2	(21.9)
Industrial – Other	29.2	24.3	20.2	349.4	334.5	4.5
Other sales of electricity	40.4	34.2	18.1	415.7	398.1	4.4

	471.8	393.4	19.9	4,742.1	4,506.7	5.2
Deferred and other revenues	32.9	10.0	225.7	—	—	—
Sales for resale	17.8	13.1	35.9	209.2	204.1	2.5
Other operating revenue	9.2	8.9	3.4	—	—	—
SO2 allowance sales	1.4	—	—	—	—	—

	$533.1	$425.4	25.3	4,951.3	4,710.8	5.1

Average customers (thousands)	651.8	633.0	3.0
Retail output to line (kilowatt hours)				5,275.7	4,966.0	6.2

Six months ended Jun. 30,
Residential	$439.5	$369.8	18.8	3,982.2	3,738.6	6.5
Commercial	285.1	240.3	18.6	2,995.6	2,877.1	4.1
Industrial – Phosphate	28.9	33.1	(12.7)	437.6	612.2	(28.5)
Industrial – Other	55.4	46.6	18.9	662.1	644.0	2.8
Other sales of electricity	77.1	65.7	17.2	785.8	759.1	3.5

	886.0	755.5	17.3	8,863.3	8,631.0	2.7
Deferred and other revenues	4.3	6.9	(37.7)	—	—	—
Sales for resale	38.3	24.5	56.3	470.3	377.5	24.6
Other operating revenue	19.2	18.6	2.7	—	—	—
SO2 allowance sales	42.2	—	—	—	—	—

	$990.0	$805.5	22.9	9,333.6	9,008.5	3.6

Average customers (thousands)	650.3	631.4	3.0
Retail output to line (kilowatt hours)				9,538.7	9,207.4	3.6

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas reported net income of $5.9 million for the second quarter, compared to $6.0 million in the same period in 2005. Quarterly results reflect average customer growth of 2.8% and strong off-system sales and gas transportation for power generation customers, offset by lower volumes for commercial and industrial customers and higher non-fuel operations and maintenance costs primarily related to personnel expenses. Results for this segment in 2006 also include $0.5 million from the small remaining energy services operating companies, which provide marketing, sales support and gas management services.

Year-to-date net income was $18.5 million, compared to $18.8 million in the 2005 period. Year-to-date results reflect 3.2% average customer growth as well as the same factors as the second quarter. Sales to weather-sensitive residential and commercial customers were lower in the first quarter due to statewide heating degree-days that were significantly below normal and 2005. Results in 2006 included $1.0 million from the small remaining energy service operating companies.

A summary of PGS’ regulated operating statistics for the three months and six months ended Jun. 30, 2006 and 2005 follows:

(millions, except average customers)	Operating revenues			Therms
	2006	2005	% Change	2006	2005	% Change
Three months ended Jun. 30,
By Customer Segment:
Residential	$28.4	$27.3	4.0	13.2	13.7	(3.6)
Commercial	38.9	39.2	(0.8)	88.6	92.9	(4.6)
Industrial	2.5	2.6	(3.8)	54.9	55.7	(1.4)
Off system sales	53.0	33.5	58.2	69.0	44.3	55.8
Power generation	3.8	2.6	46.1	114.1	56.2	103.0
Other revenues	9.3	7.8	19.2	—	—	—

	$135.9	$113.0	20.3	339.8	262.8	29.3

By Sales Type:
System supply	$104.7	$84.6	23.8	97.9	76.9	27.3
Transportation	21.9	20.6	6.3	241.9	185.9	30.1
Other revenue	9.3	7.8	19.2	—	—	—

	$135.9	$113.0	20.3	339.8	262.8	29.3

Average customers (thousands)	328.3	319.3	2.8

(in millions, except average customers)	Operating revenues			Therms
	2006	2005	% Change	2006	2005	% Change
Six months ended Jun. 30,
By Customer Segment:
Residential	$90.6	$76.5	18.4	44.5	43.8	1.6
Commercial	95.0	91.1	4.3	198.2	208.4	(4.9)
Industrial	5.4	5.3	1.9	112.8	111.6	1.1
Off system sales	102.3	60.5	69.1	126.2	87.4	44.4
Power generation	6.6	5.6	17.9	180.7	120.2	50.3
Other revenues	20.8	16.7	24.6	—	—	—

	$320.7	$255.7	25.4	662.4	571.4	15.9

By Sales Type:
System supply	$253.5	$194.3	30.5	207.6	177.1	17.2
Transportation	46.4	44.7	3.8	454.8	394.3	15.3
Other revenue	20.8	16.7	24.6	—	—	—

	$320.7	$255.7	25.4	662.4	571.4	15.9

Average customers (thousands)	328.2	318.1	3.2

For the six months ended Jun. 30, 2006, 2.3 million therms were reclassified from commercial to residential.

TECO Coal

TECO Coal achieved second quarter net income of $13.4 million, compared to $28.4 million in the same period in 2005. Second quarter total sales were 2.4 million tons, including 1.5 million tons of synthetic fuel, compared to 2.5 million tons, including 1.7 million tons of synthetic fuel, in the 2005 period. Compared to the second quarter in 2005, results reflect a 17% higher average net selling price per ton across all products, which excludes transportation allowances. In addition to strong markets, premiums for quality and sulfur content contributed to the higher selling prices. Sales volumes were lower than 2005 due to production downtime resulting from the relocation of continuous mining equipment within one of TECO Coal’s mining complexes. Net income for the quarter included a net synthetic fuel cost of $0.7 million in 2006, compared to a net benefit of $21.2 million in 2005.

Net income for the quarter included a $23.9 million after-tax reduction in the second quarter earnings benefits from synthetic fuel production due to oil prices above the threshold level for the phase-out of the tax credits from synthetic fuel. This amount includes a $6.5 million reduction in net income related to first quarter production of synthetic fuel due to the increase in the estimated 63% phase-out in the second quarter from the 41% phase-out estimate in the first quarter. Results also included a $3.2 million after-tax mark-to-market gain on the $20 million of hedges previously placed to protect the company’s synthetic fuel benefits against rising oil prices.

The average of the year-to-date NYMEX-settled price and the futures prices for the remainder of the year was approximately $71 per barrel, which resulted in about a 63% reduction in the benefits from synthetic fuel. Based on the year-to-date actual difference of more than $7 per barrel between the Producer First Purchase Price reported by the U.S. Department of Energy and NYMEX settled prices, TECO Coal now estimates the initial phase-out level for 2006 to be $62/Bbl on a NYMEX basis, and the range to be between $62 and $76 per barrel on a NYMEX basis. Final calculations of any reductions in benefits will not be made until after the end of the year when final oil prices are known. Changes in oil prices may cause quarterly adjustments to results, either positive or negative, depending on oil futures prices at the end of each quarter.

Compared to the 2005 full-year per-ton cash cost of production, the second quarter production costs increased almost 9%, due in part to the relocation of mining equipment during the quarter, but are expected to average 3% to 5% higher for the full year 2006 compared to 2005. Higher production costs reflect increased contract miner costs and continued higher fuel prices, which affect the cost of diesel fuel, explosives and the costs associated with relocating equipment. Due to the timing of certain cost increases in 2005, primarily contract miner costs, the quarter-over-quarter cost comparisons are not reflective of full-year expectations.

TECO Coal recorded year-to-date net income of $38.1 million in 2006, compared to $55.9 million in the 2005 period. Year-to-date 2006 total sales were 4.9 million tons, including 3.0 million tons of synthetic fuel, compared to 4.8 million tons including 3.3 million tons of synthetic fuel in the 2005 period. Compared to 2005, results reflect a 19% higher average net selling price per ton across all products, which excludes transportation allowances. Compared to the 2005 full-year per-ton cash cost of production, the cash cost of production for the year-to-date period increased almost 8%, but is expected to average 3% to 5% higher for the full year 2006 compared to 2005. Year-to-date net income included a net synthetic fuel benefit of $9.3 million in 2006, compared to $43.8 million in 2005.

Year-to-date net income reflects a $34.8 million after-tax reduction in the earnings benefits from synthetic fuel production due to high oil prices, which is net of a $4.6 million of after-tax mark-to-market gains on the oil price hedges discussed above. Partially offsetting the reduction in synthetic fuel benefits was a $2.7 million after-tax benefit in the first quarter of 2006 from the true-up of the 2005 synthetic fuel tax credit rate.

TECO Transport

TECO Transport recorded second quarter 2006 net income of $6.5 million, compared to $5.3 million in the same period in 2005. TECO Transport’s second quarter 2006 results included the $1.5 million after-tax insurance recoveries at TECO Barge Line related to Hurricane Katrina and $0.8 million of after-tax direct costs associated with the restoration and recovery efforts for remaining damage from Hurricane Katrina at TECO Bulk Terminal. The final major repairs to damage from Hurricane Katrina at TECO Bulk Terminal were completed in mid-April 2006, and product handling at the terminal is now at or above pre-hurricane levels. TECO Barge Line benefited from the delivery of 50 replacement river barges in the second quarter of 2006.

Second quarter results in 2006 reflect higher river barge rates, higher contract rates due to fuel adjustment clauses and lower operating costs partially offset by fuel costs more than 30% higher than in 2005. Results also reflect the qualification of four oceangoing vessels for the benefits of tax law changes under the Jobs Creation Act, compared to two vessels in the second quarter of 2005. The tax law change keeps U.S. flag vessels competitive with non-U.S. flag vessels by reducing taxes on income earned by U.S. flag vessels engaged in full-time international trade.

Year-to-date net income was $11.6 million in 2006, compared to $9.4 million in the 2005 period. Year-to-date net income includes $2.0 million of after-tax direct costs associated with damage from Hurricane Katrina at TECO Bulk Terminal and TECO Barge Line, net of the second quarter insurance recovery described above. These results also reflect fewer shipyard days on oceangoing vessels, higher river barge rates and fuel adjustments to contract rates partially offset by higher fuel costs.

TECO Guatemala

TECO Guatemala reported second quarter net income of $8.7 million in 2006, compared to $7.9 million in the 2005 period. The 2006 results reflect customer growth and higher energy sales at EEGSA and higher energy sales and capacity payments at the generating facilities, which were partially offset by higher tax rates compared to 2005. Results in 2005 included the one-year benefit of the 5.25% tax rate on dividends under the Jobs Creation Act, while 2006 reflects the normal tax rate. Year-to-date 2006 net income of $17.3 million, compared to $19.4 million in the 2005 period, was driven primarily by the items described for the quarter, with the higher tax rate having the largest impact.

Other and Eliminations

The cost for Parent/other in the second quarter was $10.5 million, compared to a cost of $65.4 million in the same period in 2005. Results for Parent/other in the second quarter included in 2006 an $8.1 million after-tax gain on the sale of the remaining assets of the unfinished McAdams Power Station, which had been previously impaired, and in 2005, a $45 million after-tax charge associated with the early retirement of $380 million of debt. Total parent interest expense declined $9.9 million in the second quarter of 2006 due to the debt redemption and refinancing actions initiated in mid-2005. This was offset, in part, by no longer allocating interest to TWG Merchant.

The year-to-date Parent/other cost was $28.7 million in 2006, compared to $86.1 million in the 2005 period which included a $45 million after-tax charge associated with the early retirement of $380 million of debt. Year-to-date 2006 total parent interest expense declined $18.7 million due to the debt redemption and refinancing actions initiated in mid-2005.

Interest Expense

Total interest expense for the three months and six months ended Jun. 30, 2006 were $70.1 million and $139.2 million respectively, compared to $76.4 million and $151.9 million for the same periods in 2005. The year-to-date results were driven by the same factors as the quarter. Interest expense was lower than that for the 2005 periods, primarily due to the parent debt redemption and refinancing activities initiated in mid 2005, including the retirement of the 10.5% notes in June 2005 and $100 million of the 8.5% trust preferred securities in December 2005 partially offset by higher borrowings at Tampa Electric.

Income Taxes

The provision for income taxes from continuing operations for the 2006 second quarter and year-to-date periods were an expense of $27.3 million and $50.0 million, respectively, compared to an expense of $4.0 million and $31.8 million, respectively, for the same periods in 2005. Income tax expense is higher for both periods in 2006, compared to 2005, due to higher pretax income from continuing operations. The 2005 provision includes the provision for U.S. income taxes on cash repatriated from Guatemala and tax expense related to an enacted change in state income tax rates in Kentucky. Both 2006 and 2005 include a tax benefit related to the application of the “tonnage tax” to qualified vessels.

During the six months ended Jun. 30, 2006 and Jun. 30, 2005 the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included a permanent reinvestment of foreign income under APB 23, reduction of income tax expense under the new “tonnage tax” regime, adjustment of deferred tax assets for the effect of an enacted change in state rates, depletion and repatriation of foreign source income to the United States. Through the second quarter of 2006, the tonnage tax resulted in a $1.2 million income tax benefit.

Discontinued Operations

Second quarter net income from discontinued operations was $1.4 million in 2006, compared to $82.8 million in the same period of 2005. Results from discontinued operations in 2006 primarily reflect recoveries of amounts previously written-off from the smaller unregulated energy-related businesses that were previously sold. Results from discontinued operations in 2005 included the operating results from the Union and Gila River power stations through the end of May 2005 and the $76.5 million after-tax gain recorded upon their transfer to the lending bank group at the end of May 2005. Results in 2005 also included the results for the Commonwealth Chesapeake Power Station until its sale in April 2005. Net income from discontinued operations in the 2006 year-to-date period was $1.4 million, compared to $64.0 million in the 2005 period, driven by the same factors as the second quarter.

Liquidity and Capital Resources

Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $467.4 million at June 30, 2006. Restricted cash of $37.2 million includes $30.0 million held in escrow until the end of 2007 related to the sale of an interest in the synthetic coal production facilities. As of Jun. 30, 2006, unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $12.8 million and restricted cash of $9.0 million.

In addition, at Jun. 30, 2006, aggregate availability under bank credit facilities was $665.5 million, net of letters of credit of $9.5 million outstanding under these facilities. At the end of the quarter, total liquidity, including cash plus credit facilities, was $1.1 billion, which included $488.1 million at Tampa Electric Company, consisting of $475.0 million of credit facilities, all of which were undrawn at Jun. 30, 2006, and $13.1 million of cash. TECO Energy parent had total liquidity of $630.6 million at Jun. 30, 2006, consisting of $440.1 million of cash and availability of $190.5 million under its credit facility.

Financing Activities

Issuance of Tampa Electric Company 6.55% Notes due 2036

On May 12, 2006, Tampa Electric Company issued $250 million aggregate principal amount of 6.55% Notes due May 15, 2036. The 6.55% Notes were sold at 99.375% of par to yield 6.598%. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.0 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.55% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.55% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.55% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Jun. 30, 2006. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Jun. 30, 2006
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.36 times
	Restricted payments	Shareholder equity at least $500	$1,673
	Funded debt/capital	Cannot exceed 65%	53.6%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	51.4%
Accounts receivable credit facility (3)	Debt/capital EBITDA/interest (2)	Cannot exceed 60% Minimum of 2.0 times	51.4% 5.37 times
6.25% senior notes	Debt/capital	Cannot exceed 60%	51.4%
	Limit on liens (5)	Cannot exceed $701	$201 liens outstanding
Insurance agreement relating to pollution bonds	Limit on liens (5)	Cannot exceed $342 (7.5 % of net assets)	$0 liens outstanding
TECO Energy
Credit facility (3)	Debt/EBITDA (2)	Cannot exceed 5.25 times	3.99 times
	EBITDA/interest (2)	Minimum of 2.60 times	3.64 times
	Limit on additional indebtedness	Cannot exceed $108	$0
	Dividend restriction (4)	Cannot exceed $50 per quarter	$40
$300 million note indenture	Limit on liens (5)	Cannot exceed 5% of tangible assets	$290 unrestricted
$100 million and $200 million note indentures	Restrictions on secured debt (5)	(6)	(6)
TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $403 (40% of tangible net assets)	$582

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6, Short-Term Debt, to the TECO Energy, Inc. Consolidated Condensed Financial Statements.
(4)	TECO Energy cannot declare quarterly dividends in excess of the restricted amount unless liquidity projections, demonstrating sufficient cash or cash equivalents to make each of the next three quarterly dividend payments, are delivered to the Administrative Agent.
(5)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Jun. 30, 2006. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$92.0	100%
Alborada Power Station	$15.2	96%
EEGSA	$220.0	24%

Outlook

Earnings

In January, the company provided an outlook for expected 2006 results in a range between $1.25 and $1.35 per share, which assumed $0.40 per share from the production of synthetic fuel on about 6.3 million tons annually and no reduction in the net $22 per ton pretax benefit from synthetic fuel production for the full year.

TECO Coal had previously forecast that it would derive a significant portion of its 2006 earnings from the benefits from the sale of 98% of the ownership of its synthetic fuel production facilities to third-party investors. The production of synthetic fuel qualifies for federal income tax credits for the production of non-conventional fuel, which can be limited by the average annual price of crude oil as measured by the U.S. Department of Energy’s Producer First Purchase Price. The tax credits phase out in a linear manner.

At Jun. 30, 2006, the average of the year-to-date NYMEX-settled price and the futures prices for the remainder of the year was approximately $71 per barrel, which resulted in about a 63% reduction in the benefits from synthetic fuel. Recent global events have increased the likelihood that oil prices for the year could be at a level that makes it uneconomic to produce synthetic fuel. The breakeven point for the production of synthetic fuel is the average calendar year oil price at which the cost of producing synthetic fuel offset the benefits received from the production and the benefits of the previously placed oil price hedges. The company estimates that price to be approximately $73 per barrel on a NYMEX basis.

The actual benefits from the year-to-date synthetic fuel production will be continuously adjusted throughout the remainder of the year based on actual prices and oil futures prices to determine the estimated average annual price. This may result in either positive or negative quarterly adjustments to the results from synthetic fuel production recorded in the first two quarters, depending on the estimated full-year average annual oil price at the end of each quarter. Final calculations will be made in 2007, when the Internal Revenue Service publishes the actual reference price.

TECO Energy updated its previous 2006 guidance to reflect strong year-to-date performance in the five core businesses and to provide information on its expected results, which include the impact of its Jul. 17, 2006, decision to idle its synthetic fuel production at the end of July. The company also believes this to be necessary given that year-to-date oil prices and oil price futures through the end of 2006 have remained at levels that are expected to limit the benefits from the production of synthetic fuel to near the breakeven level.

The per-share results from the five core businesses, with synthetic fuel at the breakeven point, are currently forecast to be in a range of $0.90 to $1.00, which reflects a $0.40 per share reduction of the synthetic fuel benefits and a $0.05 per share increase over operating expectations provided in January. This increase is driven by better than originally expected performance and a favorable outlook for the remainder of the year in the five core businesses excluding the synthetic fuel operations.

The NYMEX oil futures prices for 2007 currently reflect an expected oil price above the breakeven point for production of synthetic fuel. If these conditions do not materially improve, it is unlikely that we will produce synthetic fuel in 2007. Under current law, the tax credits available for synthetic fuel expire at the end of 2007.

Cash

TECO Energy previously forecast 2006 consolidated net cash generation in a range of $135 to $175 million and net cash accumulation at TECO Energy parent of $130 to 170 million. Both forecasts included common dividend payments, capital spending and financing activity including the retirement of $100 million of 8.5% trust preferred securities, and assumed net cash proceeds of approximately $140 million attributable to synthetic fuel benefits without reduction of those proceeds from high oil prices. At the $73 per barrel synthetic fuel breakeven point described above, and including $15 million of operating improvements, these forecasts would be reduced by approximately $120 million.

The parent cash forecast included a $50 million equity contribution to Tampa Electric in 2006 as well as the retirement of the remaining $100 million of 8.5% trust preferred securities due in 2041, both of which are discretionary and could be accomplished at other times. If synthetic fuel proceeds are phased out as expected, it is likely that one or both of these discretionary items will be deferred until 2007. TECO Energy parent had a cash balance of $440 million at Jun. 30, 2006 and expects to retire the full $357 million of parent-level debt maturing in 2007 without refinancing.

TECO Energy previously forecast 2006 consolidated cash flow from operations in a range from $500 to $550 million. This forecast included the projected $65 million cost of producing synthetic fuel for the full year, but excluded the projected $205 million of synthetic fuel investor proceeds which are reported in cash from investing and financing activities. At the $73 per barrel synthetic fuel breakeven point described above, the consolidated cash flow from operations forecast range would improve by approximately $60 million, reflecting no production for the five months following the idling of the synthetic fuel facilities, cash benefits of oil price hedges, and operating improvements.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates since Dec. 31. 2005, other than the accounting estimate that was recorded during the first two quarters of 2006 for synthetic fuel tax credit related benefits. This estimate is discussed more fully in Note 1, Summary of Significant Accounting Policies, to the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements under the heading, Other Income and Minority Interest.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Jun. 30, 2006 there was no significant change in our exposure to interest rate risk since Dec. 31, 2005.

Credit Risk

We are exposed to credit risk as a result of our purchases and sales of energy commodities and related hedging activities. As of Jun. 30, 2006, there was no significant change in our exposure to credit risk since Dec. 31, 2005.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services and do affect the net fair value of derivatives. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. Our most significant commodity risk exposure in 2006 is the potential effect of high oil prices on our earnings and cash flows from synthetic fuel operations, as discussed more fully in the Operating Results – TECO Coal section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the six months ended Jun. 30, 2006:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2005	$68.6
Net change in unrealized fair value of derivatives	(112.7)
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	19.2

Net fair value of energy derivatives as of Jun. 30, 2006	$(24.9)

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)

Total energy derivative net assets (liabilities) as of Dec. 31, 2005	$68.6
Change in fair value of net derivative assets (liabilities):
Recorded in Other Comprehensive Income	(101.3)
Recorded in earnings	7.8
Net option premium payments	—
Net purchase (sale) of existing contracts	—

Net fair value of energy derivatives as of Jun. 30, 2006	$(24.9)

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Jun. 30, 2006.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Jun. 30, 2006

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(37.9)	$(0.3)	$(38.2)
Other external sources (1)	—	—	—
Model prices (2)	13.3	—	13.3

Total	$(24.6)	$(0.3)	$(24.9)

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Commitments and Contingencies, Note 11 to the TECO Energy, Inc. Consolidated Condensed Financial Statements, and Note 7 to the Tampa Electric Company Consolidated Condensed Financial Statements for updates to legal proceedings previously disclosed, including in the company’s quarterly report on Form 10-Q for the period ended Mar. 31, 2006.

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2005 of TECO Energy and Tampa Electric Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2006 – Apr. 30, 2006	32,632	$16.51	—	—
May 1, 2006 – May 31, 2006	8,642	$15.37	—	—
Jun. 1, 2006 – Jun. 30, 2006	2,247	$14.81	—	—
Total 2nd Quarter 2006	43,521	$16.20	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on Apr. 26, 2006, the shareholders of TECO Energy, Inc. elected five directors and ratified the actions taken by the Audit Committee appointing PricewaterhouseCoopers LLP as TECO Energy, Inc.’s independent auditor. See Part II, Item 4, Submission of Matters to a Vote of Security Holders of the company’s quarterly report on Form 10-Q for the quarter ended Mar. 31, 2006 for more information on the Annual Meeting of Shareholders.

Item 6. EXHIBITS

Exhibits - See index on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 2006.

TECO ENERGY, INC.
(Registrant)

Date: August 4, 2006	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 4, 2006	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President - Finance
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	*	Fifth Supplemental Indenture dated as of May 1, 2006 between Tampa Electric Company and The Bank of New York, as trustee, supplementing the indenture dated as of Jul. 1, 1998, as amended (Exhibit 4.16, Form 8-K dated May 12, 2006 of Tampa Electric Company).

4.2	*	6.55% Notes due 2036 (Exhibit 4.17, Form 8-K dated May 12, 2006 of Tampa Electric Company).

10.1	*	Information regarding the executive officer 2006 Annual Incentive Plan (incorporated by reference from Item 1.01, Form 8-K dated Apr. 26, 2006 of TECO Energy, Inc.).**

10.2		Form of Performance Shares Agreement under the TECO Energy, Inc. 2004 Equity Incentive Plan.**

10.3		Form of Restricted Stock Agreement under the TECO Energy, Inc. 1997 Director Equity Plan.**

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a compensatory plan or arrangement or management contract in which an executive officer or director of TECO Energy, Inc. participates.