Form 10-Q
period 2007-03-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2007-05-04
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No	Exact name of each Registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number

1-8180	TECO ENERGY, INC.	59-2052286
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-1111

1-5007	TAMPA ELECTRIC COMPANY	59-0475140
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

TECO Energy, Inc.
Common Stock, $1.00 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Apr. 30, 2007 was 209,621,242. As of Apr. 30, 2007, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 39

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Mar. 31, 2007 and 2006. The results of operations for the three month period ended Mar. 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007. References should be made to the explanatory notes affecting the consolidated condensed financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and to the notes on pages 8 through 18 of this report.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions, except for share amounts)	Mar. 31, 2007	Dec. 31, 2006

Current assets
Cash and cash equivalents	$361.6	$441.6
Restricted cash	37.3	37.3
Short-term investments	18.2	—
Receivables, less allowance for uncollectibles of $3.7 and $4.6 at Mar. 31, 2007 and Dec. 31, 2006, respectively	310.2	338.3
Inventories, at average cost
Fuel	128.3	85.0
Materials and supplies	61.4	74.6
Current regulatory assets	151.8	255.7
Current derivative assets	66.2	7.1
Prepayments and other current assets	28.2	46.1
Assets held for sale	45.4	—

Total current assets	1,208.6	1,285.7

Property, plant and equipment
Utility plant in service
Electric	5,038.1	5,030.4
Gas	884.1	877.7
Construction work in progress	368.9	334.1
Other property	337.9	841.9

Property, plant and equipment	6,629.0	7,084.1
Accumulated depreciation	(1,934.5)	(2,317.2)

Total property, plant and equipment (net)	4,694.5	4,766.9

Other assets
Deferred income taxes	580.2	630.2
Other investments	8.0	8.0
Long-term regulatory assets	240.8	231.3
Long-term derivative assets	3.0	0.1
Investment in unconsolidated affiliates	266.8	292.9
Goodwill	59.4	59.4
Deferred charges and other assets	84.3	87.3
Assets held for sale	153.3	—

Total other assets	1,395.8	1,309.2

Total assets	$7,298.9	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets—continued

Unaudited

Liabilities and Capital (millions, except for share amounts)	Mar. 31, 2007	Dec. 31, 2006

Current liabilities
Long-term debt due within one year
Recourse	$456.1	$566.7
Non-recourse	1.3	1.3
Jr. subordinated notes	—	71.4
Notes payable	51.0	48.0
Accounts payable	267.6	326.5
Customer deposits	132.8	129.5
Current regulatory liabilities	34.5	46.7
Current derivative liabilities	1.6	70.3
Interest accrued	85.6	50.5
Taxes accrued	42.5	25.3
Other current liabilities	12.6	14.2
Liabilities associated with assets held for sale	136.3	—

Total current liabilities	1,221.9	1,350.4

Other liabilities
Investment tax credits	14.0	14.7
Long-term regulatory liabilities	573.3	555.3
Long-term derivative liabilities	—	3.7
Deferred credits and other liabilities	425.7	496.1
Long-term debt, less amount due within one year
Recourse	3,202.3	3,202.2
Non-recourse	9.0	10.4
Liabilities associated with assets held for sale	83.5	—

Total other liabilities	4,307.8	4,282.4

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1;
209.6 million shares and 209.5 million shares outstanding at
Mar. 31, 2007 and Dec. 31, 2006, respectively)	209.6	209.5
Additional paid in capital	1,470.9	1,466.3
Retained earnings	116.9	83.7
Accumulated other comprehensive (loss)	(28.2)	(30.5)

Common equity	1,769.2	1,729.0

Total capital	1,769.2	1,729.0

Total liabilities and capital	$7,298.9	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2007	2006
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $27.0 in 2007 and $25.4 in 2006)	$640.6	$642.5
Unregulated	180.7	193.9

Total revenues	821.3	836.4

Expenses
Regulated operations
Fuel	189.1	182.8
Purchased power	53.6	34.5
Cost of natural gas sold	107.7	122.8
Other	57.6	71.6
Operation other expense
Mining related costs	94.5	108.6
Waterborne transportation costs	54.7	54.1
Other	3.5	3.7
Maintenance	49.0	45.0
Depreciation	71.6	70.3
Taxes, other than income	58.8	56.8
Transaction related costs	2.8	—

Total expenses	742.9	750.2

Income from operations	78.4	86.2

Other income
Allowance for other funds used during construction	1.7	0.2
Other income	51.9	24.0
Income from equity investments	16.2	14.6

Total other income	69.8	38.8

Interest charges
Interest expense	67.8	69.1
Allowance for borrowed funds used during construction	(0.7)	(0.1)

Total interest charges	67.1	69.0

Income before provision for income taxes	81.1	56.0
Provision for income taxes	31.8	22.7

Income before minority interest	49.3	33.3
Minority interest	23.5	21.9

Net income	$72.8	$55.2

Average common shares outstanding – Basic	208.6	207.5
– Diluted	209.6	208.7

Earnings per share – Basic	$0.35	$0.27
– Diluted	$0.35	$0.26

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2007	2006
Net income	$72.8	$55.2

Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges, net of tax	1.9	0.4
Amortization of unrecognized benefit costs	0.4	—

Other comprehensive income, net of tax	2.3	0.4

Comprehensive income	$75.1	$55.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2007	2006
Cash flows from operating activities
Net income	$72.8	$55.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71.6	70.3
Deferred income taxes	29.3	21.7
Investment tax credits, net	(0.6)	(0.7)
Allowance for funds used during construction	(1.7)	(0.2)
Non-cash stock compensation	2.5	2.7
Gain on sales of business/assets	(24.3)	(16.3)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	4.8	9.9
Minority interest	(23.5)	(21.9)
Derivatives	(18.8)	(3.7)
Deferred recovery clause	12.8	78.7
Receivables, less allowance for uncollectibles	15.7	(2.9)
Inventories	(42.2)	4.6
Prepayments and other deposits	1.8	19.1
Taxes accrued	29.4	16.5
Interest accrued	35.8	31.8
Accounts payable	(36.4)	(92.5)
Other	29.9	16.0

Cash flows from operating activities	158.9	188.3

Cash flows from investing activities
Capital expenditures	(134.5)	(78.2)
Allowance for funds used during construction	1.7	0.2
Net proceeds from sale of business/assets	7.9	17.9
Restricted cash	—	0.4
Distributions from unconsolidated affiliates	14.0	—
Other investments	(43.8)	1.1

Cash flows used in investing activities	(154.7)	(58.6)

Cash flows from financing activities
Dividends	(39.8)	(39.6)
Proceeds from the sale of common stock	3.6	1.6
Proceeds from long-term debt	—	83.4
Repayment of long-term debt	(72.8)	(87.2)
Minority interest	21.8	24.9
Net increase (decrease) in short-term debt	3.0	(65.0)

Cash flows used in financing activities	(84.2)	(81.9)

Net (decrease) increase in cash and cash equivalents	(80.0)	47.8
Cash and cash equivalents at beginning of period	441.6	345.7

Cash and cash equivalents at end of period	$361.6	$393.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Mar. 31, 2007 and 2006. The results of operations for the three month period ended Mar. 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America.

Revenues

As of Mar. 31, 2007 and Dec. 31, 2006, unbilled revenues of $50.2 million and $47.8 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Short-term Investments

Short-term investments are high-quality investments purchased with an original maturity greater than three months and are stated at the lower of aggregate cost or market.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps that are used to mitigate the fluctuations in the price of diesel fuel, the cash inflows and outflows are included in the operations section. Crude oil options that protect the cash flows related to the sales of investor interest in the synthetic fuel production facilities are included in the financing section.

Other Income and Minority Interest

TECO Energy earns a significant portion of its income indirectly through the synthetic fuel operations at TECO Coal. At Mar. 31, 2007 and 2006, TECO Coal had sold ownership interests in the synthetic fuel facilities to unrelated third-party investors equal to 98%. These investors pay for the purchase of the ownership interests as synthetic fuel is produced. The payments are based on the amount of production and sales of synthetic fuel and the related underlying value of the tax credit, which is subject to potential limitation based on the price of domestic crude oil. These payments are recorded in “Other income” in the Consolidated Condensed Income Statement.

Additionally, the outside investors make payments towards the cost of producing synthetic fuel. These payments are reflected as a benefit under “Minority interest” in the Consolidated Condensed Income Statement, and these benefits comprise the majority of that line item.

For the three month period ended Mar. 31, 2007, “Other income” reflected an estimated phase-out of approximately 14%, or $6.6 million pretax, of the benefit of the underlying value of the tax credit based on an internal estimate of the average annual price of domestic crude oil during 2007. For the same period in 2006, “Other income” reflected an estimated phase-out of approximately 40%, or $20.0 million pretax. Should the Dec. 31, 2007 estimate of the average annual price of domestic crude oil be different than this estimate, the cash payments and the benefits recognized in “Other income” and “Minority interest” will be adjusted, either positively or negatively, as part of our future quarterly and the year-end financial results for 2007.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $53.6 million and $34.5 million for the three months ended Mar. 31, 2007 and 2006, respectively. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC) – approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $27.0 million and $25.4 million, respectively, for the three months ended Mar. 31, 2007 and 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2007 and 2006, these totaled $26.9 million and $25.4 million, respectively.

2. New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The effective date is for fiscal years beginning after Nov. 15, 2007. The company is currently assessing the implementation of FAS 157, and does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Option For Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company is currently evaluating the impact of FAS 159 and does not believe that its adoption will have a material impact to its results of operations, statement of position or cash flows.

3. Regulatory

Cost Recovery—Tampa Electric and PGS

Tampa Electric and PGS recover the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery.

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

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the quarter ended Mar. 31, 2007, no SO2 allowances were sold. For the quarter ended Mar. 31, 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, approximately 95% of which was included in a cost recovery clause regulatory liability that ultimately reduces the environmental cost recovery clause charge billed to customers.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$66.1	$49.5

Other:
Cost recovery clauses	131.9	239.2
Post-retirement benefit asset	146.4	148.9
Deferred bond refinancing costs (2)	25.8	26.7
Environmental remediation	12.4	12.3
Competitive rate adjustment	5.1	5.5
Other	4.9	4.9

	326.5	437.5

Total regulatory assets	392.6	487.0
Less current portion	151.8	255.7

Long-term regulatory assets	$240.8	$231.3

Regulatory liabilities:
Regulatory tax liability (1)	$19.8	$20.6

Other:
Deferred allowance auction credits	0.8	0.8
Recovery clause related	19.6	28.9
Environmental remediation	12.3	12.3
Transmission and delivery storm reserve	17.3	16.3
Deferred gain on property sales (3)	6.5	6.8
Accumulated reserve-cost of removal	531.4	516.1
Other	0.1	0.2

	588.0	581.4

Total regulatory liabilities	607.8	602.0
Less current portion	34.5	46.7

Long-term regulatory liabilities	$573.3	$555.3

(1)	Related to plant life and derivative positions
(2)	Amortized over the term of the related debt instrument
(3)	Amortized over a 5-year period with various ending dates

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Mar. 31, 2007	Dec. 31, 2006
Clause recoverable (1)	$137.0	$244.7
Earning a rate of return (2)	150.4	152.6
Regulatory tax assets (3)	66.1	49.5
Capital structure and other (3)	39.1	40.2

Total	$392.6	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2% rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

In June 2006, the FASB issued FASB Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The company adopted the provisions of FIN 48 effective Jan. 1, 2007. As a result of the implementation of FIN 48, the company recognized a $0.1 million decrease in the deferred liability for uncertain tax benefits with a corresponding increase to the Jan. 1, 2007 balance of retained earnings.

As of Jan. 1, 2007, after the implementation of FIN 48, there are no unrecognized tax benefits in the company’s Continuing Operations and approximately $14.3 million of unrecognized tax benefits in Discontinued Operations, which, if recognized, would impact the effective tax rate of the Discontinued Operations segment. No additional adjustments were made during the three months ended Mar. 31, 2007.

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s consolidated federal income tax returns for the years 2003 and 2004 and issued a final Revenue Agents Report on Jun. 30, 2006. The U.S. federal statute of limitations remains open for the year 2005 and onward. Years 2005 and 2006 are currently under examination by the IRS under the Compliance Assurance Program, a pilot program in which the company is a select participant. The company does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2002 and onward.

The company recognizes interest and penalties associated with uncertain tax positions in operating expenses in the Consolidated Condensed Statements of Income. As of Jan. 1, 2007, TECO has not recorded any amounts for interest and penalties.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months as we expect our uncertain tax positions to be settled during 2007 as the examination of our 2005 tax return is completed. As previously noted, we anticipate the impact of this resolution will only affect Discontinued Operations.

During the three month periods ended Mar. 31, 2007 and 2006, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income, APB No. 23, Accounting for Taxes – Special Areas, depletion, repatriation of foreign source income to the United States and reduction of income tax expense under the “tonnage tax” regime.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2007	2006	2007	2006
Components of net periodic benefit expense
Service cost	$4.0	$3.9	$1.3	$1.5
Interest cost on projected benefit obligations	8.2	7.7	3.0	2.8
Expected return on assets	(9.1)	(8.9)	—	—
Amortization of:
Transition obligation	—	—	0.7	0.7
Prior service (benefit) cost	(0.1)	(0.1)	0.7	0.8
Actuarial loss	2.3	2.2	—	0.1

Net pension expense recognized in the
TECO Energy Consolidated Condensed Statements of Income	$5.3	$4.8	$5.7	$5.9

For the fiscal 2006 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 5.85% at its Sep. 30, 2006 measurement date. For the three months ended Mar. 31, 2007, TECO Energy and its subsidiaries reclassed $1.1 million of unamortized transition obligation, prior service cost and actuarial gains and losses from accumulated other comprehensive income to net income as part of periodic benefit expenses. In addition, during the three months ended Mar. 31, 2007, Tampa Electric Company reclassed $2.5 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expenses.

6. Short-Term Debt

At Mar. 31, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	51.0	—	150.0	35.0	—

TECO Energy:
5-year facility	200.0	—	9.5	200.0	—	9.5

Total	$675.0	$51.0	$9.5	$675.0	$48.0	$9.5

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 37.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2007 and Dec. 31, 2006 was 5.33% and 5.45%, respectively.

7. Long-Term Debt

Current portions of long-term debt

Long-term debt classified as current liabilities at Mar. 31, 2007 includes the following debt issues maturing in 2007: Tampa Electric Company’s 5.375% notes due August 2007 and TECO Energy’s 6.125% senior notes due May 2007. TECO Bulk Terminal’s 5% dock and wharf bonds due September 2007 are presented as “Liabilities associated with assets held for sale” within current liabilities at Mar. 31, 2007.

TECO Capital Trust II

On Jan. 16, 2007, all $71.4 million outstanding subordinated notes were retired at maturity pursuant to their original terms. This caused the retirement of $57.5 million trust preferred securities of TECO Capital Trust II, pursuant to their original terms.

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) for the three months ended Mar. 31, 2007 and 2006, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s pension plans:

Other Comprehensive Income (Loss) (millions)	Three months ended Mar. 31,
	Gross	Tax	Net
2007
Unrealized gain (loss) on cash flow hedges	$2.7	$1.0	$1.7
Add: Loss reclassified to net income	0.3	0.1	0.2

Gain on cash flow hedges	3.0	1.1	1.9
Amortization of unrecognized benefit costs	1.1	0.7	0.4

Total other comprehensive loss	$4.1	$1.8	$2.3

2006
Unrealized gain on cash flow hedges	$0.6	$0.2	$0.4

Total other comprehensive income	$0.6	$0.2	$0.4

Accumulated Other Comprehensive Income (Loss)
(millions)	Mar. 31, 2007		Dec. 31, 2006
Unrecognized pension losses and prior service costs(1)	$(21.8)		$(22.0)
Unrecognized other benefit losses, prior service costs and transition obligations(2)	(8.4)		(8.6)
Net unrealized gains from cash flow hedges (3)	2.0		0.1

Total accumulated other comprehensive loss	$(28.2)		$(30.5)

(1)	Net of tax benefit of $ 13.6 million and $13.9 million as of Mar. 31, 2007 and Dec. 31, 2006, respectively.
(2)	Net of tax benefit of $5.2 million and $5.5 million as of Mar. 31, 2007 and Dec. 31, 2006, respectively.
(3)	Net of tax expense of $1.3 million and $0.2 million as of Mar. 31, 2007 and Dec. 31, 2006, respectively.

9. Earnings Per Share

For the three months ended Mar. 31, 2007 and 2006, stock options of 6.1 million and 6.5 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

	Three months ended Mar. 31,
(millions, except per share amounts)	2007	2006
Numerator
Net income, basic and diluted	$72.8	$55.2

Denominator
Average number of shares outstanding – basic	208.6	207.5
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	4.1	4.0
Less: Treasury shares which could be purchased	(3.1)	(2.8)

Average number of shares outstanding – diluted	209.6	208.7

Earnings per share
Basic	$0.35	$0.27
Diluted	$0.35	$0.26

10. Commitments and Contingencies

Legal Contingencies

At Mar. 31, 2007 the ultimate resolution of the following specific proceeding is uncertain and no liability has been reserved or can be estimated. At this time, the ultimate outcome of this proceeding is not expected to have a material adverse effect on the company’s results of operations or financial condition.

Grupo Arbitration

Following the Bogota Chamber of Commerce’s Arbitration Tribunal’s finding in favor of TPS International Power, Inc. (TPSI) on Aug. 11, 2006 in a case involving a 1996 transaction related to the potential purchase of a power plant that was never consummated, the Colombian trade union filed a petition for annulment in the ordinary courts on Aug. 31, 2006. The union was ordered to file its detailed petition citing the record to substantiate its annulment claim on Oct. 12 but it failed to do so. The court-appointed Bogota Tribunal issued a confirmation that the matter was closed. In early December 2006, the union filed two separate procedural petitions asking the Bogota Tribunal to set aside its determination, that the union’s petition was barred due to the missed deadline, on the basis that the Tribunal’s “Notification of the Oct. 12 date” was technically deficient. On Mar. 20, 2007, the Court found against the union on procedural grounds on its petition to revoke the Court’s action vacating the petition for annulment. On Mar. 27, 2007, the union filed a petition to review the March 20 ruling and TPSI has opposed that petition. However, the Court has not ruled on the petition for special review as to whether the “notices” were deficient. This review requires the participation of the other two members of the Court and not just the Presiding Judge. This requires detailed examination of the notices which were requested by the Court from its clerk on Mar. 20, 2007. If this issue is decided in favor of the union, the union will be entitled to reinstitute its annulment proceeding.

Settlement of the Securities Class Action and Derivative Suits

This matter was reported under Subsequent Events in the TECO Energy Consolidated Condensed Financial Statements included in the Annual Report on Form 10-K for the year ended Dec. 31, 2006, and is incorporated herein by reference.

Other Issues

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with SFAS No. 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $12.3 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro–rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. These costs are recoverable through customer rates established in subsequent base rate proceedings.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Mar. 31, 2007 is as follows:

Letters of Credit and Guarantees

(millions) Letters of Credit and Guarantees for the Benefit of:	2007	2008-2011	After 2011	Total	Liabilities Recognized at Mar. 31, 2007

Tampa Electric
Letters of credit	$—	$—	$0.3	$0.3	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	20.0	20.0	3.5

	—	—	20.3	20.3	3.5

TECO Transport
Letters of credit	—	—	2.5	2.5	—

TECO Coal
Letters of credit	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	—	—	1.4	1.4	1.8

	—	—	8.1	8.1	1.8

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	43.7	—	3.9	47.6	—

Total	$43.7	$—	$34.8	$78.5	$5.3

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2011.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2007. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2007, TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all applicable financial covenants.

11. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. All significant intercompany transactions are eliminated in the consolidated condensed financial statements of TECO Energy, but are included in determining reportable segments.

Segment Information (1)

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy

2007
Revenues—external	$471.4	$169.2	$127.5	$51.3	$1.9	$—	$821.3
Sales to affiliates	0.5	—	—	24.0	—	(24.5)	—

Total revenues	471.9	169.2	127.5	75.3	1.9	(24.5)	821.3
Equity earnings of unconsolidated affiliates	—	—	—	0.1	16.1	—	16.2
Depreciation	46.4	9.8	9.5	5.6	0.2	0.1	71.6
Total interest charges(1)	26.8	4.1	2.8	1.4	3.8	28.2	67.1
Internally allocated interest (1)	—	—	2.6	(0.2)	3.7	(6.1)	—
Provision (benefit) for taxes	11.0	6.9	20.0	1.5	1.3	(8.9)	31.8
Net income (loss)	$21.8	$11.0	$42.4	$6.4	$10.3	$(19.1)	$72.8

2006
Revenues—external	$456.3	$186.2	$140.1	$51.7	$2.1	$—	$836.4
Sales to affiliates	0.6	—	—	23.6	—	(24.2)	—

Total revenues	456.9	186.2	140.1	75.3	2.1	(24.2)	836.4
Equity earnings of unconsolidated affiliates	—	—	—	0.1	14.5	—	14.6
Depreciation	46.4	9.0	9.1	5.5	0.2	0.1	70.3
Total interest charges(1)	26.4	3.9	2.6	1.2	3.7	31.2	69.0
Internally allocated interest (1)	—	—	2.4	(0.2)	3.6	(5.8)	—
Provision (benefit) for taxes	13.0	7.9	9.7	0.9	1.2	(10.0)	22.7
Net income (loss)	$22.5	$12.5	$24.7	$5.2	$8.6	$(18.3)	$55.2

At Mar. 31, 2007
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	3.0	266.8	(3.0)	266.8
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,791.1	$760.7	$461.7	$318.0	$400.9	$566.5	$7,298.9

At Dec. 31, 2006
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.9	276.0	14.0	292.9
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,813.7	$765.2	$389.4	$333.9	$424.6	$635.0	$7,361.8

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2007 and 2006 were at pretax rates of 7.5% and 8.0%, respectively, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues are exclusive of entities deconsolidated as a result of FIN 46R. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $29.3 million and $25.2 million for the three months ended Mar. 31, 2007 and 2006, respectively.
(3)	As of Mar. 31, 2007, $197.7 million of total assets are reflected on the Consolidated Condensed Balance Sheet as “Assets held for sale.”

12. Assets Held for Sale

During the first quarter of 2007, management of the company evaluated alternatives to meet or exceed TECO Energy’s debt retirement goals and to make additional investments in Tampa Electric to support the utility’s capital requirements. Among the alternatives considered was the sale of TECO Transport. After careful consideration, management engaged a financial advisor, contacted interested bidders and initiated other activities in connection with a plan to sell this segment. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), it was determined that as of Mar. 31, 2007 TECO Transport met the requirements to be presented as an asset held for sale and there was no impairment of the related assets. As of the filing date of this quarterly report, an Offering Memorandum has been distributed to interested bidders. If the company enters into an agreement pursuant to the process currently contemplated by the Offering Memorandum, it expects that any such sale may be completed by the end of 2007. Below is a listing of the major classes of assets and liabilities held for sale:

Assets held for sale (millions)	Mar. 31, 2007

Current assets	$43.1
Derivative assets	2.3
Net property, plant and equipment	150.2
Other assets	3.1

Total assets held for sale	$198.7

Liabilities associated with assets held for sale	Mar. 31, 2007

Current portion of long-term debt	$110.6
Other current liabilities	25.7
Asset retirement obligations	2.2
Other deferred credits	81.3

Total liabilities associated with assets held for sale	$219.8

Also in accordance with the provisions of FAS 144, as a result of its significant continuing involvement with Tampa Electric Company related to the waterborne transportation of solid fuel, the results of TECO Transport will continue to be reflected in continuing operations. For the three months ended Mar. 31, 2007, TECO Energy recognized $2.8 million, pretax, in transaction related costs related to the potential sale. The estimate of total transaction related costs to be incurred should the sale be completed by year-end is approximately $10.0 to $15.0 million.

13. Derivatives and Hedging

At Mar. 31, 2007, TECO Energy and its affiliates had total derivative assets and liabilities (current and non-current) of $71.5 million and $1.6 million, respectively, compared to total derivative assets and liabilities (current and non-current) of $7.2 million and $74.0 million, respectively, at Dec. 31, 2006. As of Mar. 31, 2007, $2.3 million of TECO Transport’s derivative assets are reflected in assets held for sale. At Mar. 31, 2007 and Dec. 31, 2006, accumulated other comprehensive income (AOCI) included after-tax gains of $2.0 million and $0.1 million, respectively, representing the fair value of cash flow hedges of transactions that will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from AOCI.

For the three months ended Mar. 31, 2007, TECO Energy and its affiliates reclassified amounts from AOCI and recognized net pretax losses of $0.3 million. There were no reclassifications from AOCI for recognized gains and losses for the same period in 2006. Amounts reclassified from AOCI were primarily related to cash flow hedges of physical purchases of fuel oil. For these types of hedge relationships, the gain on the derivative reclassified from AOCI to earnings is offset by the increased expense arising from higher prices paid for spot purchases of fuel oil. Conversely, reclassification of a loss from AOCI to earnings is offset by the decreased cost of spot purchases of natural gas and fuel oil.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see

Note 3, Regulatory). Based on the fair value of cash flow hedges at Mar. 31, 2007, net pretax gains of $8.5 million are expected to be reclassified from regulatory assets or liabilities, and pretax gains of $3.5 million are expected to be reversed from AOCI to the Consolidated Condensed Statements of Income, within the next twelve months. However, these gains and other future reclassifications from regulatory assets and AOCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2010.

For the three months ended Mar. 31, 2007, the company recognized a pretax gain of $18.8 million relating to derivatives that were not designated as either a cash flow or fair value hedge, compared to pretax gains of $2.5 million for the three months ended Mar. 31, 2006.

14. Subsequent Events

Settlement of Tampa Electric Transmission Litigation

Tampa Electric has reached an agreement in principle with the plantiffs to resolve the remaining cases involving the location of certain 75’ and 125’ transmission structures and the expanded Juneau substation in proximity to plantiffs’ property. These cases had generally been referred to as the Acosta (structures) and Alvarez (substation) cases, respectively. This resolution is subject to, among other things, the execution of releases and dismissals with prejudice of the remaining cases. As previously reported, the Shaw plaintiffs (structures) resolved their case in January, immediately preceding the scheduled trial and the Shaw case has been dismissed with prejudice. The settlement will not have a material impact on the company’s results of operations, statements of position or cash flows.

Repayment of $300 million TECO Energy Notes

On May 1, 2007, TECO Energy retired with cash on hand $300 million of its 6.125% notes at maturity.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Mar. 31, 2007 and Dec. 31, 2006, and the results of operations and cash flows for the periods ended Mar. 31, 2007 and 2006. The results of operations for the three month period ended Mar. 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and to the notes on pages 24 to 29 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Mar. 31, 2007 and Dec. 31, 2006	20-21

Consolidated Condensed Statements of Income and Comprehensive Income for the three month periods ended Mar. 31, 2007 and 2006	22

Consolidated Condensed Statements of Cash Flows for the three month periods ended Mar. 31, 2007 and 2006	23

Notes to Consolidated Condensed Financial Statements	24-29

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2007	Dec. 31, 2006

Property, plant and equipment
Utility plant in service
Electric	$5,027.4	$5,026.8
Gas	884.1	877.7
Construction work in progress	358.6	318.9

Property, plant and equipment, at original costs	6,270.1	6,223.4
Accumulated depreciation	(1,737.6)	(1,760.5)

	4,532.5	4,462.9
Other property	11.6	4.4

Total property, plant and equipment (net)	4,544.1	4,467.3

Current assets
Cash and cash equivalents	6.4	5.1
Receivables, less allowance for uncollectibles of $1.7 and $1.2 at Mar. 31, 2007 and Dec. 31, 2006, respectively	232.3	234.9
Inventories
Fuel, at average cost	82.0	63.7
Materials and supplies	51.4	51.3
Current regulatory assets	151.8	255.7
Current derivative assets	10.1	0.1
Taxes receivable	—	15.0
Prepayments and other current assets	11.3	11.2

Total current assets	545.3	637.0

Deferred debits
Unamortized debt expense	20.1	20.8
Long-term regulatory assets	240.8	231.3
Long-term derivative assets	3.0	0.1
Other	7.1	8.6

Total deferred debits	271.0	260.8

Total assets	$5,360.4	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets—continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2007	Dec. 31, 2006

Capital
Common stock	$1,428.6	$1,428.6
Retained earnings	279.9	284.9

Total capital	1,708.5	1,713.5
Long-term debt, less amount due within one year	1,601.5	1,601.4

Total capitalization	3,310.0	3,314.9

Current liabilities
Long-term debt due within one year	156.1	156.1
Notes payable	51.0	48.0
Accounts payable	225.5	222.8
Customer deposits	132.8	129.5
Current regulatory liabilities	34.5	46.7
Current derivative liabilities	1.6	70.3
Current deferred income taxes	36.1	50.4
Interest accrued	33.4	26.6
Taxes accrued	64.2	19.4
Other	11.2	11.2

Total current liabilities	746.4	781.0

Deferred credits
Non-current deferred income taxes	408.7	390.5
Investment tax credits	13.8	14.6
Long-term derivative liabilities	—	3.7
Long-term regulatory liabilities	573.3	555.3
Other	308.2	305.1

Total deferred credits	1,304.0	1,269.2

Total liabilities and capital	$5,360.4	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions)	2007	2006
Revenues
Electric (includes franchise fees and gross receipts taxes of $19.4 in 2007 and $17.7 in 2006)	$471.9	$456.7
Gas (includes franchise fees and gross receipts taxes of $7.6 in 2007 and $7.7 in 2006)	169.0	186.2

Total revenues	640.9	642.9

Expenses
Operations
Fuel	213.1	206.4
Purchased power	53.6	34.5
Cost of natural gas sold	107.7	122.8
Other	57.4	71.5
Maintenance	30.5	25.8
Depreciation	56.2	55.4
Taxes, federal and state income	17.6	20.5
Taxes, other than income	45.3	44.4

Total expenses	581.4	581.3

Income from operations	59.5	61.6

Other income (expense)
Allowance for other funds used during construction	1.7	0.2
Taxes, non-utility federal and state	(0.3)	—
Other income, net	2.8	3.5

Total other income	4.2	3.7

Interest charges
Interest on long-term debt	28.0	24.5
Other interest	3.6	5.9
Allowance for borrowed funds used during construction	(0.7)	(0.1)

Total interest charges	30.9	30.3

Net income	$32.8	$35.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2007	2006
Cash flows from operating activities
Net income	$32.8	$35.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	56.2	55.4
Deferred income taxes	(13.4)	(30.8)
Investment tax credits, net	(0.6)	(0.6)
Allowance for funds used during construction	(1.7)	(0.2)
Gain on sale of business/assets	(0.2)	—
Deferred recovery clause	12.8	78.7
Receivables, less allowance for uncollectibles	2.9	5.7
Inventories	(18.3)	8.1
Prepayments	(0.1)	(0.7)
Taxes accrued	59.7	98.8
Interest accrued	6.8	1.8
Accounts payable	2.7	(68.7)
Other	12.9	13.3

Cash flows from operating activities	152.5	195.8

Cash flows from investing activities
Capital expenditures	(118.1)	(89.2)
Allowance for funds used during construction	1.7	0.2
Other	—	(1.4)

Cash flows used in investing activities	(116.4)	(90.4)

Cash flows from financing activities
Proceeds from long-term debt	—	83.4
Repayment of long-term debt	—	(85.9)
Net increase (decrease) in short-term debt	3.0	(65.0)
Dividends	(37.8)	(44.9)

Cash flows used in financing activities	(34.8)	(112.4)

Net increase (decrease) in cash and cash equivalents	1.3	(7.0)
Cash and cash equivalents at beginning of period	5.1	17.4

Cash and cash equivalents at end of period	$6.4	$10.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and subsidiaries as of Mar. 31, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Mar. 31, 2007 and 2006. The results of operations for the three month period ended Mar. 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America.

Revenues

As of Mar. 31, 2007 and Dec. 31, 2006, unbilled revenues of $50.2 million and $47.8 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $53.6 million for the three months ended Mar. 31, 2007, compared to $34.5 million for the three months ended Mar. 31, 2006. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $27.0 million and $25.4 million, respectively, for the three months ended Mar. 31, 2007 and 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2007 and 2006, these totaled $26.9 million and $25.4 million, respectively.

2. New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The effective date is for fiscal years beginning after Nov. 15, 2007. The company is currently assessing the implementation of FAS 157, and does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Option For Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company is currently evaluating the impact of FAS 159 and does not believe that its adoption will have a material impact to its results of operations, statement of position or cash flows.

3. Regulatory

Cost Recovery—Tampa Electric and PGS

Tampa Electric and PGS recover the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery.

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

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the quarter ended Mar. 31, 2007, no SO2 allowances were sold. For the quarter ended Mar. 31, 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, approximately 95% of which was included in a cost recovery clause regulatory liability that ultimately reduces the environmental cost recovery clause charge billed to customers.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$66.1	$49.5

Other:
Cost recovery clauses	131.9	239.2
Post-retirement benefit asset	146.4	148.9
Deferred bond refinancing costs (2)	25.8	26.7
Environmental remediation	12.4	12.3
Competitive rate adjustment	5.1	5.5
Other	4.9	4.9

	326.5	437.5

Total regulatory assets	392.6	487.0
Less current portion	151.8	255.7

Long-term regulatory assets	$240.8	$231.3

Regulatory liabilities:
Regulatory tax liability (1)	$19.8	$20.6

Other:
Deferred allowance auction credits	0.8	0.8
Recovery clause related	19.6	28.9
Environmental remediation	12.3	12.3
Transmission and delivery storm reserve	17.3	16.3
Deferred gain on property sales (3)	6.5	6.8
Accumulated reserve-cost of removal	531.4	516.1
Other	0.1	0.2

	588.0	581.4

Total regulatory liabilities	607.8	602.0
Less current portion	34.5	46.7

Long-term regulatory liabilities	$573.3	$555.3

(1)	Related to plant life and derivative positions
(2)	Amortized over the term of the related debt instrument
(3)	Amortized over a 5-year period with various ending dates

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Mar. 31, 2007	Dec. 31, 2006

Clause recoverable (1)	$137.0	$244.7

Earning a rate of return (2)	150.4	152.6

Regulatory tax assets (3)	66.1	49.5

Capital structure and other (3)	39.1	40.2

Total	$392.6	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2 % rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the three months ended Mar. 31, 2007 and 2006 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Tampa Electric Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 provides that the tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Tampa Electric Company adopted the provisions of FIN 48 effective Jan. 1, 2007 with no impact. Tampa Electric Company recognizes accrued interest and penalties associated with uncertain tax positions in operating expenses in the Consolidated Statements of Income. For the three months ended Mar. 31, 2007, Tampa Electric Company did not record any amounts of interest or penalties.

The Internal Revenue Service (IRS) concluded its examination of federal income tax returns for the years 2003 and 2004 and issued a final Revenue Agents Report on Jun. 30, 2006. The U.S. federal statute of limitations remains open for the year 2005 and onward. Years 2005 and 2006 are currently under examination by the IRS under the Compliance Assurance Program, a pilot program in which TECO Energy is a select participant. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2007. State jurisdictions have statutes of limitations generally ranging from 3 to 5 years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2002 and onward. The company does not currently have any uncertain tax positions and does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

5. Employee Postretirement Benefits

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Mar. 31, 2007 and 2006, respectively, was $3.5 million and $3.3 million for pension benefits, and $3.6 million and $3.5 million for other postretirement benefits. Included in the benefit expenses discussed above, for the three months ended Mar. 31, 2007, Tampa Electric Company reclassed $2.5 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

For the fiscal 2007 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 5.85% at its Sep. 30, 2006 measurement date.

6. Short-Term Debt

At Mar. 31, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding(1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding(1)	Letters of Credit Outstanding

Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	51.0	—	150.0	35.0	—

Total	$475.0	$51.0	$—	$475.0	$48.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 17.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2007 and Dec. 31, 2006 was 5.33% and 5.45%, respectively.

7. Long-Term Debt

Current portions of long-term debt

Long-term debt classified as current liabilities at Mar. 31, 2007 includes the Tampa Electric Company and Peoples Gas 5.375% notes due in August 2007.

8. Commitments and Contingencies

Legal Contingencies

From time to time Tampa Electric Company and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS No.5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $12.3 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

At Mar. 31, 2007, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Mar. 31, 2007, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amount of $20.0 million and $0.3 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2007, Tampa Electric Company was in compliance with applicable financial covenants.

9. Related Parties

In October 2003, Tampa Electric signed a five-year contract renewal with an affiliate company, TECO Transport, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. For the three months ended Mar. 31, 2007 and 2006, Tampa Electric paid TECO Transport $24.0 million and $23.6 million, respectively.

10. Segment Information

(millions)	Tampa	Peoples	Other &	Tampa Electric
Three months ended Mar. 31,	Electric	Gas	Eliminations	Company
2007
Revenues - external	$471.4	$169.2	$(0.2)	$640.4
Sales to affiliates	0.5	—	—	0.5

Total revenues	471.9	169.2	(0.2)	640.9
Depreciation	46.4	9.8	—	56.2
Total interest charges	26.8	4.1	—	30.9
Provision for taxes	11.0	6.9	(0.3)	17.6
Net Income	$21.8	$11.0	—	$32.8

Total assets at Mar. 31, 2007	$4,613.4	$753.2	$(6.2)	$5,360.4

2006
Revenues - external	$456.3	$186.2	$—	$642.5
Sales to affiliates	0.6	—	(0.2)	0.4

Total revenues	456.9	186.2	(0.2)	642.9
Depreciation	46.4	9.0	—	55.4
Total interest charges	26.4	3.9	—	30.3
Provision for taxes	13.0	7.9	—	20.9
Net Income	$22.5	$12.5	—	$35.0

Total assets at Dec. 31, 2006	$4,620.7	$748.9	$(4.5)	$5,365.1

11. Derivatives and Hedging

At Mar. 31, 2007 and Dec. 31, 2006, the company had net derivative assets (liabilities) of $11.5 million and $(73.8) million, respectively. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Mar. 31, 2007 and Dec. 31, 2006, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities.

Based on the fair values of derivatives at Mar. 31, 2007, net pretax gains of $8.5 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2009.

12. Subsequent Events

Settlement of Tampa Electric Transmission Litigation

Tampa Electric has reached an agreement in principle with the plantiffs to resolve the remaining cases involving the location of certain 75’ and 125’ transmission structures and the expanded Juneau substation in proximity to plantiffs’ property. These cases had generally been referred to as the Acosta (structures) and Alvarez (substation) cases, respectively. This resolution is subject to, among other things, the execution of releases and dismissals with prejudice of the remaining cases. As previously reported, the Shaw plaintiffs (structures) resolved their case in January, immediately preceding the scheduled trial and the Shaw case has been dismissed with prejudice.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update such forward-looking statements. Factors that could impact actual results include: unforeseen regulatory actions by federal, state or local authorities that could impact operations; uncertainty related to any sale of TECO Transport; additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions in Tampa Electric’s service area affecting energy sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; weather variations and changes in customer energy usage pattern affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of hurricanes or other extreme weather conditions; commodity price and operating cost changes affecting the production levels and margins at TECO Coal and margins at TECO Transport, fuel cost recoveries and cash at Tampa Electric or natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in electric tariffs or contract terms affecting TECO Guatemala’s operations; changes in the oil price relationship between the Department of Energy’s Producer First Purchase Price and oil futures prices as reported on NYMEX, which affects the synthetic fuel tax credit phase-out range; the actual change in inflation in 2007, which affects the final value of the synthetic fuel related tax credits; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for the federal income tax credits; and TECO Coal’s exposure to changes in law, regulation or administration that would retroactively impact the federal income tax credits from the production of synthetic fuel that have been recognized to date. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2006.

Earnings Summary - Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2007	2006
Consolidated revenues	$821.3	$836.4

Net income from continuing operations	$72.8	$55.2
Discontinued operations	—	—

Net income	$72.8	$55.2

Average common shares outstanding
Basic	208.6	207.5
Diluted	209.6	208.7

Earnings per share - basic
Continuing operations	$0.35	$0.27
Discontinued operations	—	—

Earnings per share - basic	$0.35	$0.27

Earnings per share - diluted
Continuing operations	$0.35	$0.26
Discontinued operations	—	—

Earnings per share - diluted	$0.35	$0.26

Operating Results

Three Months Ended Mar. 31, 2007:

TECO Energy, Inc. reported first-quarter net income of $72.8 million, or $0.35 per share, compared to $55.2 million, or $0.27 per share, in the first quarter of 2006.

In 2007, first-quarter net income included a $30.7 million, or $0.15 per share, net benefit to earnings from the production of synthetic fuel and the sale of the ownership interests in the synthetic fuel production facilities, compared to a $10.0 million, or $0.05 per share, net benefit in the 2006 period. First-quarter 2007 results also included a $1.8 million after-tax charge for transaction related costs associated with the proposed sale of TECO Transport. First quarter 2006 results included $2.7 million of after-tax costs for hurricane-related repairs at TECO Transport.

Tampa Electric Company – Electric division (Tampa Electric)

Net income for the first quarter was $21.8 million, compared with $22.5 million for the same period in 2006. Results for the quarter reflect 2.5% average customer growth and higher retail energy sales. Sales to other utilities were lower in 2007 compared to 2006, when certain customers purchased energy in excess of contract amounts. Net income included $1.7 million of

Allowance for Funds Used During Construction – Equity (which represents allowed equity cost capitalized to construction costs) related to the construction of the peaking generation units and the installation of nitrogen oxide pollution control equipment, compared to $0.2 million included in the 2006 period.

Operations and maintenance expense, excluding all Florida Public Service Commission (FPSC)-approved cost recovery clauses, increased $2.6 million after-tax, as expected, driven by planned outage requirements on power generating equipment, expenditures related to storm hardening and higher property insurance.

Total operations-other expense, including all FPSC-approved cost recovery clauses, decreased due to the deferral of $14.1 million of certain pretax expenses related to the regulatory accounting treatment of under recoveries associated with the Environmental Cost Recovery Clause (ECRC). The expense deferrals are the result of an ECRC under recovery that occurred because the 2007 ECRC recovery factor assumed the first quarter sale of excess sulfur dioxide (SO2) emissions credits that have not yet occurred. The net effect of this regulatory accounting treatment is that net income is neutral to both the expense deferral and the under recovery. There were no deferrals of ECRC related expenses in the 2006 period.

In the first quarter of 2006, Tampa Electric sold approximately $41 million of excess sulfur dioxide (SO2) emissions credits. While these sales primarily benefited retail customers through a reduced ECRC recovery charge, Tampa Electric recognized a $1.4 million after-tax benefit from the wholesale component of the sale of these credits in the 2006 period. There were no sales of excess SO2 emissions credits in the first quarter of 2007. Interest expense increased due to higher levels of long-term debt outstanding, and interest income decreased due to lower interest income on under recovered fuel balances.

Retail energy sales increased 4.4%, driven by higher sales to commercial customers and lower-margin phosphate customers. Year-over-year commercial sales growth was driven by new commercial development, which lags residential development and lower-than-normal sales in 2006 when degree days were below normal. Sales to weather-sensitive residential customers grew only 1% despite strong residential customer growth in the first quarter, as mild weather patterns limited customer energy usage. Total degree days in Tampa Electric’s service area were normal but 17% above the first quarter 2006 period. Although the number of degree days indicated normal weather, with above normal cooling degree days offsetting below normal heating degree days, weather patterns in the first quarter of 2007 included relatively few sustained periods of extreme temperatures and thus did not generate significant energy sales.

A summary of Tampa Electric’s operating statistics for the three months ended Mar. 31, 2007 and 2006 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2007	2006	% Change	2007	2006	% Change
Three months ended Mar. 31,
Residential	$216.3	$204.6	5.7	1,862.6	1,844.1	1.0
Commercial	146.6	133.4	9.9	1,458.8	1,393.6	4.7
Industrial – Phosphate	18.8	13.3	41.4	271.4	200.7	35.2
Industrial – Other	28.7	26.3	9.1	319.7	312.7	2.2
Other sales of electricity	40.4	36.7	10.1	392.0	370.1	5.9
Deferred and other revenues (1)	(3.6)	(28.6)	*	—	—	—

	447.2	385.7	15.9	4,304.5	4,121.2	4.4
Sales for resale	15.6	20.5	(23.9)	198.1	261.2	(24.2)
Other operating revenue	9.1	9.9	(8.1)	—	—	—
SO2 Allowance sales	—	40.8	*	—	—	—

	$471.9	$456.9	3.3	4,502.6	4,382.4	2.7

Average customers (thousands)	664.7	648.8	2.5
Retail output to line (kilowatt hours)				4,412.3	4,263.0	3.5

*	Not a meaningful calculation
(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas reported net income of $11.0 million for the first quarter, compared to $12.5 million in the same period in 2006. Quarterly results reflect average customer growth of 2.1%, lower sales to residential and commercial customers primarily due to one of the warmest Januarys on record, which limited the number of heating degree days, and lower gas transported for power generation customers due to mild weather and the use of other fuels for power generation. Non-fuel operations and maintenance expense was higher and depreciation expense increased, as expected, due to a routine depreciation study approved by the FPSC in January.

A summary of PGS’ operating statistics for the three months ended Mar. 31, 2007 and 2006 follows:

(millions, except average customers)	Operating revenues			Therms
	2007	2006	% Change	2007	2006	% Change
Three months ended Mar. 31,
By Customer Segment:
Residential	$54.3	$62.3	(12.8)	29.2	31.2	(6.4)
Commercial	50.2	56.1	(10.5)	107.5	109.6	(1.9)
Industrial	2.5	2.9	(13.8)	51.4	57.8	(11.1)
Off system sales	46.8	49.3	(5.1)	62.7	57.3	9.4
Power generation	2.8	2.8	—	65.4	66.6	(1.8)
Other revenues	10.9	11.4	(4.4)	—	—	—

	$167.5	$184.8	(9.4)	316.2	322.5	(2.0)
By Sales Type:
System supply	$132.6	$148.9	(10.9)	112.1	109.7	2.2
Transportation	24.0	24.5	(2.0)	204.1	212.8	(4.1)
Other revenue	10.9	11.4	(4.4)	—	—	—

	$167.5	$184.8	(9.4)	316.2	322.5	(2.0)

Average customers (thousands)	335.1	328.1	2.1

TECO Coal

TECO Coal achieved first-quarter net income of $42.4 million, compared to $24.7 million in the same period in 2006. Total sales were 2.1 million tons in the 2007 first quarter, including 1.3 million tons of synthetic fuel, compared to 2.5 million tons, including 1.5 million tons of synthetic fuel, in the 2006 period. Sales volumes, as planned, were lower in 2007 in response to the softer market conditions. Average net selling prices in 2007, which exclude transportation allowances, were comparable to average net selling prices in the first quarter of 2006 on the same basis. In 2007, the cash cost of production per ton was essentially unchanged from the first quarter of 2006 but more than 3% below the average cash cost of production experienced in the full year 2006, as a result of equipment relocations and other actions taken in 2006 to stabilize production costs. First quarter results also include a $1.6 million after-tax benefit reflecting the final adjustment to the 2006 inflation factor applied to the tax credit available on the production of synthetic fuel. In 2006, first quarter results included a $2.7 million after-tax benefit for the final 2005 inflation adjustment to the tax credit.

TECO Coal’s first quarter 2007 results included a $30.7 million net benefit from the production of synthetic fuel, compared to $10.0 million in the first quarter of 2006. In 2007, the synthetic fuel tax credits could be reduced if oil prices exceed a certain threshold level and be completely phased out if oil prices exceed the top of a range. The $30.7 million of benefits from the production of synthetic fuel reflect a $4.3 million or $0.02 per share reduction in earnings benefits due to an estimated 14% phase out, compared to a 40% phase out and $14.0 million or $0.07 per share reduction in the 2006 period. The estimated 14% reduction in revenues from third-party synthetic fuel investors reflects an estimated average annual oil price of $65/Bbl at Mar. 31, 2007. The results for synthetic fuel production this quarter also reflect a $12.3 million after-tax benefit from adjusting to market the valuation of the oil price hedges placed to protect the 2007 synthetic fuel benefits against high oil prices. In 2006, first quarter results included a $1.5 million after-tax benefit from mark-to-market adjustments. Because the oil price hedges in place should provide approximately a dollar-for-dollar recovery of lost synthetic fuel revenues in the event of a phase out, TECO Coal expects full-year benefits from the production of synthetic fuel to be approximately $100 million of net cash and $65 million of net income, regardless of oil price levels. Oil price volatility and mark-to-market accounting may introduce significant variation into quarterly results from synthetic fuel production, as demonstrated by the disproportionately high first-quarter synthetic fuel results.

Actual and forecasted net income from synthetic fuel production reflects the expected 35% tax rate applied to synthetic fuel related earnings, rather than TECO Coal’s lower overall effective tax rate, which includes depletion, as was previously applied.

TECO Coal has in place oil price hedge instruments that protect against the risk of high oil prices reducing the value of the tax credits related to the production of synthetic fuel in 2007. The hedges protect the full gross cash benefits, approximately $195 million, expected from the third-party investors for the production of synthetic fuel over the full expected average annual oil price range. The total cost of the hedges was approximately $37 million. The phase-out range for 2007 will be based on oil prices represented by the annual average of Producer First Purchase Prices reported by the U.S. Department of Energy. Based on the historical relationship of these prices to NYMEX prices, TECO Coal estimates the initial phase-out level for 2007 to begin at $63/Bbl on a NYMEX basis, and that the tax credits would be fully phased out at $79/Bbl on a NYMEX basis.

TECO Transport

TECO Transport recorded first-quarter 2007 net income of $6.4 million, compared to $5.2 million in the same period in 2006. In 2007, first-quarter results reflect higher labor and labor-related costs, lower volumes for Tampa Electric and higher repair expenses due to scheduled shipyard periods partially offset by higher cross-Gulf phosphate and river towing movements. Results also include a $0.8 million after-tax benefit related to the sale of scrap river barges and equipment no longer used at TECO Barge Line. First quarter results in 2006 included $2.7 million of after-tax repair expenses associated with damage from Hurricane Katrina.

TECO Guatemala

TECO Guatemala reported first-quarter net income of $10.3 million in 2007, compared to $8.6 million in the 2006 period. The 2007 results reflect lower operating expense; increased generation by the San José Power Station; increased capacity payments at the Alborada Power Station; higher interest income on higher cash balances; and lower wheeling revenues and higher fuel costs at EEGSA, the distribution utility.

Other and Eliminations

The cost for Parent/Other in the first quarter was $19.1 million, which included $1.8 million of after-tax transaction-related costs associated with the proposed sale of TECO Transport, compared to a cost of $18.3 million in the same period in 2006. Parent pretax interest expense in the period was $2.9 million lower than 2006 due to debt redemption and refinancing actions.

Interest Charges

Total interest charges for the three months ended Mar. 31, 2007 were $67.1 million compared to $69.0 million for the same period in 2006. Interest expense for the first quarter was lower than that for the 2006 period, due to the parent debt redemption and refinancing activities, including the retirement of $100 million of 8.5% junior subordinated notes in December 2006 and $71.4 million of 5.93% junior subordinated notes in January 2007, partially offset by the issuance of $250 million aggregate principal amount of 6.55% notes by Tampa Electric in May of 2006.

Income Taxes

The provision for income taxes from continuing operations for the 2007 first quarter was an expense of $31.8 million compared to an expense of $22.7 million for the same period in 2006. In addition to the tax on recurring operations, the 2007 and 2006 expense includes a tax benefit related to the application of the “tonnage tax” to qualified vessels.

During the three months ended Mar. 31, 2007 and Mar. 31, 2006 the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included a permanent reinvestment of foreign income under APB 23, reduction of income tax expense under the new “tonnage tax” regime, depletion, and repatriation of foreign source income to the United States.

Liquidity and Capital Resources

The table below sets forth the Mar. 31, 2007 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy and Tampa Electric credit facilities.

	Balances as of Mar. 31, 2007
(in millions)	Consolidated	Tampa Electric	Other	Parent
Credit facilities	$675.0	$475.0	$—	$200.0
Drawn amounts / LCs	60.5	51.0	—	9.5

Available credit facilities	614.5	424.0	—	190.5
Cash and short-term investments	379.8	6.4	32.3	341.1

Total liquidity	$994.3	$430.4	$32.3	$531.6

Consolidated restricted cash (not included above)	$37.3		$37.3

Consolidated restricted cash of $37.3 million includes $30.0 million held in escrow until the end of 2007 related to the sale of an interest in the synthetic coal production facilities. Consolidated other cash and short-term investments includes $14.1 million of cash at the unregulated operating companies for normal operations and $18.2 million of consolidated short-term investments at TECO Guatemala held offshore due to the tax deferral strategy associated with EEGSA.

In addition to consolidated cash, as of Mar. 31, 2007, unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $10.9 million and restricted cash of $8.9 million, which are not included in the table above.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa

Electric Company and the other operating companies are in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Mar. 31, 2007. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2007
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.1 times
	Restricted payments	Shareholder equity at least $500	$1,709
	Funded debt/capital	Cannot exceed 65%	52.3%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	51.4%
Accounts receivable credit facility (3)	Debt/capital	Cannot exceed 60%	51.4%
6.25% senior notes	Debt/capital	Cannot exceed 60%	51.4%
	Limit on liens (5)	Cannot exceed $701	$201 liens outstanding
Insurance agreement relating to pollution bonds	Limit on liens (5)	Cannot exceed $362 (7.5 % of net assets)	$0 liens outstanding

TECO Energy
Credit facility (3)	Debt/EBITDA (2)	Cannot exceed 5.25 times	4.0 times
	EBITDA/interest (2)	Minimum of 2.60 times	3.6 times
	Limit on additional indebtedness	Cannot exceed $303	$0
	Dividend restriction (4)	Cannot exceed $50 per quarter	$40
$300 million note indenture	Limit on liens (5)	Cannot exceed $299 (5% of tangible assets	$0 liens outstanding
$100 million and $200 million note indentures	Restrictions on secured debt (5)	(6)	(6)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $439 (40% of tangible net assets)	$585

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements.
(4)	TECO Energy cannot declare quarterly dividends in excess of the restricted amount unless liquidity projections, demonstrating sufficient cash or cash equivalents to make each of the next three quarterly dividend payments, are delivered to the Administrative Agent.
(5)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Mar. 31, 2007. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$81.8	100%
Alborada Power Station	$13.1	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$224.4	24%

Critical Accounting Policies and Estimates

As of Jan. 1, 2007, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. See Note 4 to the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements for more discussion.

The company continues to make quarterly estimates for the synthetic fuel tax credit related benefits. This estimate is discussed more fully in Note 1 to the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements under the heading, Other Income and Minority Interest.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Mar. 31, 2007, there was no significant change in our exposure to interest rate risk since Dec. 31, 2006.

Credit Risk

We are exposed to credit risk as a result of our purchases and sales of energy commodities and related hedging activities. As of Mar. 31, 2007, there was no significant change in our exposure to credit risk since Dec. 31, 2006.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services and do affect the net fair value of derivatives. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. Our most significant commodity risk exposure in 2007 was the potential effect of high oil prices on our earnings and cash flows from synthetic fuel operations. In January 2007, we entered into oil price hedge instruments to protect against this commodity risk exposure, as discussed more fully in the Operating Results – TECO Coal section of MD&A.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the three months ended Mar. 31, 2007:

Changes in Fair Value of Energy Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2006	$(66.8)
Additions and net changes in unrealized fair value of derivatives	100.9
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	35.8

Net fair value of energy derivatives as of Mar. 31, 2007	$69.9

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)
Total energy derivative net assets (liabilities) as of Dec. 31, 2006	$(66.8)
Change in fair value of net derivative assets (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	53.1
Recorded in earnings	18.8
Realized net settlement of derivatives	35.8
Net option premium payments	29.0
Net purchase (sale) of existing contracts	—

Net fair value of energy derivatives as of Mar. 31, 2007	$69.9

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Mar. 31, 2007:

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Mar. 31, 2007

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$12.0	$3.0	$15.0
Other external sources (1)	—	—	—
Model prices (2)	54.9	—	54.9

Total	$66.9	$3.0	$69.9

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

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

See Commitments and Contingencies, Note 10 and Subsequent Events, Note 14 to the TECO Energy, Inc. Consolidated Condensed Financial Statements and Subsequent Events, Note 11 to the Tampa Electric Company Consolidated Condensed Financial Statements, for updates to legal proceedings previously disclosed in the company’s Annual Report on Form 10-K for the period ended Dec. 31, 2006.

Item 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2006 of TECO Energy and Tampa Electric Company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2007 – Jan. 31, 2007	172	$17.19	—	—

Feb. 1, 2007 – Feb. 28, 2007	2,019	$17.13	—	—

Mar. 1, 2007 – Mar. 31, 2007	2,240	$17.74	—	—

Total 1st Quarter 2007	4,431	$17.44	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits - See index on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: May 4, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 4, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

10.1.1		Retention and Contingent Separation Agreement and General Release between TECO Transport Corporation and S. Litrico, dated March 29, 2007.

10.1.2		Summary of Incentive Pool Arrangement

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.