Form 10-Q
period 2007-06-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2007-08-03
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Jul. 31, 2007 was 210,538,747. As of Jul. 31, 2007, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Jun. 30, 2007 and 2006. The results of operations for the three month and six month periods ended Jun. 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007. References should be made to the explanatory notes affecting the consolidated condensed financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and to the notes on pages 9 through 24 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Jun. 30, 2007 and Dec. 31, 2006	3-4
Consolidated Condensed Statements of Income for the three month and six month periods ended Jun. 30, 2007 and 2006	5-6
Consolidated Condensed Statements of Comprehensive Income for the three month and six month periods ended Jun. 30, 2007 and 2006	7
Consolidated Condensed Statements of Cash Flows for the six month periods ended Jun. 30, 2007 and 2006	8
Notes to Consolidated Condensed Financial Statements	9-24

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions, except for share amounts)	Jun. 30, 2007	Dec. 31, 2006
Current assets
Cash and cash equivalents	$219.9	$441.6
Restricted cash	37.4	37.3
Short-term investments	18.4	—
Receivables, less allowance for uncollectibles of $4.2 and $4.6 at Jun. 30, 2007 and Dec. 31, 2006, respectively	297.2	338.3
Inventories, at average cost
Fuel	149.9	85.0
Materials and supplies	62.6	74.6
Current regulatory assets	170.4	255.7
Current derivative assets	54.2	7.1
Prepayments and other current assets	32.1	46.1
Assets held for sale	42.4	—

Total current assets	1,084.5	1,285.7

Property, plant and equipment
Utility plant in service
Electric	5,211.5	5,030.4
Gas	894.0	877.7
Construction work in progress	298.9	334.1
Other property	335.6	841.9

Property, plant and equipment	6,740.0	7,084.1
Accumulated depreciation	(1,984.2)	(2,317.2)

Total property, plant and equipment (net)	4,755.8	4,766.9

Other assets
Deferred income taxes	574.0	630.2
Other investments	8.0	8.0
Long-term regulatory assets	237.4	231.3
Long-term derivative assets	1.6	0.1
Investment in unconsolidated affiliates	286.3	292.9
Goodwill	59.4	59.4
Deferred charges and other assets	89.1	87.3
Assets held for sale	162.6	—

Total other assets	1,418.4	1,309.2

Total assets	$7,258.7	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions, except for share amounts)	Jun. 30, 2007	Dec. 31, 2006
Current liabilities
Long-term debt due within one year
Recourse	$156.1	$566.7
Non-recourse	1.4	1.3
Jr. subordinated notes	—	71.4
Notes payable	—	48.0
Accounts payable	259.9	326.5
Customer deposits	134.4	129.5
Current regulatory liabilities	33.8	46.7
Current derivative liabilities	24.9	70.3
Interest accrued	49.1	50.5
Taxes accrued	56.0	25.3
Other current liabilities	14.2	14.2
Liabilities associated with assets held for sale	147.9	—

Total current liabilities	877.7	1,350.4

Other liabilities
Investment tax credits	13.4	14.7
Long-term regulatory liabilities	578.4	555.3
Long-term derivative liabilities	0.2	3.7
Deferred credits and other liabilities	474.0	496.1
Long-term debt, less amount due within one year
Recourse	3,451.0	3,202.2
Non-recourse	9.1	10.4
Liabilities associated with assets held for sale	38.4	—

Total other liabilities	4,564.5	4,282.4

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 210.6 million shares and 209.5 million shares outstanding at Jun. 30, 2007 and Dec. 31, 2006, respectively)	210.6	209.5
Additional paid in capital	1,480.4	1,466.3
Retained earnings	149.6	83.7
Accumulated other comprehensive loss	(24.1)	(30.5)

Common equity	1,816.5	1,729.0

Total capital	1,816.5	1,729.0

Total liabilities and capital	$7,258.7	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Jun. 30,
(millions, except per share amounts)	2007	2006
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $27.0 in 2007 and $25.4 in 2006)	$687.5	$670.0
Unregulated	179.0	192.6

Total revenues	866.5	862.6

Expenses
Regulated operations
Fuel	207.3	200.5
Purchased power	69.5	55.8
Cost of natural gas sold	92.5	88.1
Other	68.4	71.3
Operation other expense
Mining related costs	100.0	111.4
Waterborne transportation costs	54.3	51.1
Other	4.1	2.9
Maintenance	47.4	49.9
Depreciation	66.8	70.6
Taxes, other than income	55.0	53.4
Sale of previously impaired assets	—	(10.7)
Transaction related costs	13.5	—

Total expenses	778.8	744.3

Income from operations	87.7	118.3

Other income
Allowance for other funds used during construction	1.1	0.4
Other income	22.6	6.9
Income from equity investments	18.7	13.8

Total other income	42.4	21.1

Interest charges
Interest expense	66.1	70.1
Allowance for borrowed funds used during construction	(0.4)	(0.1)

Total interest charges	65.7	70.0

Income before provision for income taxes	64.4	69.4
Provision for income taxes	25.3	27.3

Income before minority interest	39.1	42.1
Minority interest	20.3	19.0

Income from continuing operations	59.4	61.1

Discontinued operations
Income from discontinued operations	—	2.3
Income tax (benefit) provision	(14.3)	0.9

Total discontinued operations	14.3	1.4

Net income	$73.7	$62.5

Average common shares outstanding – Basic	208.9	207.7
– Diluted	210.0	208.6

Earnings per share from continuing operations – Basic	$0.28	$0.29
– Diluted	$0.28	$0.29

Earnings per share from discontinued operations – Basic	$0.07	$0.01
– Diluted	$0.07	$0.01

Earnings per share – Basic	$0.35	$0.30
– Diluted	$0.35	$0.30

Dividends paid per common share outstanding	$0.195	$0.190

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Six months ended Jun. 30,
(millions, except per share amounts)	2007	2006
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $54.0 in 2007 and $50.8 in 2006)	$1,328.1	$1,312.5
Unregulated	359.7	386.5

Total revenues	1,687.8	1,699.0

Expenses
Regulated operations
Fuel	396.4	383.3
Purchased power	123.1	90.3
Cost of natural gas sold	200.2	210.9
Other	126.0	142.9
Operation other expense
Mining related costs	194.5	220.0
Waterborne transportation costs	109.0	105.2
Other	7.6	6.6
Maintenance	96.4	94.9
Depreciation	138.4	140.9
Taxes, other than income	113.8	110.2
Sale of previously impaired assets	—	(10.7)
Transaction related costs	16.3	—

Total expenses	1,521.7	1,494.5

Income from operations	166.1	204.5

Other income
Allowance for other funds used during construction	2.8	0.6
Other income	74.5	30.9
Income from equity investments	34.9	28.4

Total other income	112.2	59.9

Interest charges
Interest expense	133.9	139.2
Allowance for borrowed funds used during construction	(1.1)	(0.2)

Total interest charges	132.8	139.0

Income before provision for income taxes	145.5	125.4
Provision for income taxes	57.1	50.0

Income before minority interest	88.4	75.4
Minority interest	43.8	40.9

Income from continuing operations	132.2	116.3

Discontinued operations
Income from discontinued operations	—	2.3
Income tax (benefit) provision	(14.3)	0.9

Total discontinued operations	14.3	1.4

Net income	$146.5	$117.7

Average common shares outstanding – Basic	208.8	207.6
– Diluted	209.7	208.6

Earnings per share from continuing operations – Basic	$0.63	$0.56
– Diluted	$0.63	$0.55

Earnings per share from discontinued operations – Basic	$0.07	$0.01
– Diluted	$0.07	$0.01

Earnings per share – Basic	$0.70	$0.57
– Diluted	$0.70	$0.56

Dividends paid per common share outstanding	$0.385	$0.380

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions)	2007	2006	2007	2006
Net income	$73.7	$62.5	$146.5	$117.7

Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	0.6	0.7	2.5	1.1
Amortization of unrecognized benefit costs	0.7	—	1.1	—
Recognized benefit costs due to curtailment	4.1	—	4.1	—
Unrecognized benefits due to remeasurement	(1.3)	—	(1.3)	—

Other comprehensive income, net of tax	4.1	0.7	6.4	1.1

Comprehensive income	$77.8	$63.2	$152.9	$118.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended Jun. 30,
(millions)	2007	2006
Cash flows from operating activities
Net income	$146.5	$117.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	138.4	140.9
Deferred income taxes	37.6	48.1
Investment tax credits, net	(1.3)	(1.3)
Allowance for funds used during construction	(2.8)	(0.6)
Non-cash stock compensation	7.4	7.0
Gain on sale of business/assets	(44.5)	(26.7)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(13.9)	(3.6)
Minority interest	(43.8)	(40.9)
Derivatives	(12.3)	(9.5)
Deferred recovery clause	26.7	67.6
Receivables, less allowance for uncollectibles	7.1	(13.4)
Inventories	(66.7)	(10.3)
Prepayments and other deposits	(2.4)	10.5
Taxes accrued	45.7	23.1
Interest accrued	0.8	4.7
Accounts payable	(21.4)	(50.3)
Other	32.6	15.0

Cash flows from operating activities	233.7	278.0

Cash flows from investing activities
Capital expenditures	(272.1)	(179.2)
Allowance for funds used during construction	2.8	0.6
Net proceeds from sale of business/assets	45.5	28.0
Restricted cash	(0.1)	0.3
Distributions from unconsolidated affiliates	14.0	—
Other investments	(46.1)	1.1

Cash flows used in investing activities	(256.0)	(149.2)

Cash flows from financing activities
Dividends	(80.8)	(79.3)
Proceeds from the sale of common stock	8.4	3.8
Proceeds from long-term debt	321.0	327.6
Repayment of long-term debt	(447.8)	(87.2)
Minority interest	47.8	43.0
Net decrease in short-term debt	(48.0)	(215.0)

Cash flows used in financing activities	(199.4)	(7.1)

Net (decrease) increase in cash and cash equivalents	(221.7)	121.7
Cash and cash equivalents at beginning of period	441.6	345.7

Cash and cash equivalents at end of period	$219.9	$467.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Jun. 30, 2007 and 2006. The results of operations for the three month and six month periods ended Jun. 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America.

Revenues

As of Jun. 30, 2007 and Dec. 31, 2006, unbilled revenues of $53.0 million and $47.8 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Short-term Investments

Short-term investments are high-quality investments purchased with an original maturity greater than three months and are stated at the lower of aggregate cost or market.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps that are used to mitigate the fluctuations in the price of diesel fuel, the cash inflows and outflows are included in the operations section. Crude oil options that protect the cash flows related to the sales of investor interests in the synthetic fuel production facilities are included in the financing section.

Other Income and Minority Interest

TECO Energy earns a significant portion of its income indirectly through the synthetic fuel operations at TECO Coal. At Jun. 30, 2007 and 2006, TECO Coal had sold ownership interests in the synthetic fuel facilities to unrelated third-party investors equal to 98%. These investors pay for the purchase of the ownership interests as synthetic fuel is produced. The payments are based on the amount of production and sales of synthetic fuel and the related underlying value of the tax credit, which is subject to potential limitation based on the price of domestic crude oil. These payments are recorded in “Other income” in the Consolidated Condensed Income Statement. Additionally, the outside investors make payments towards the cost of producing synthetic fuel. These payments are reflected as a benefit under “Minority interest” in the Consolidated Condensed Income Statement, and these benefits comprise the majority of that line item.

For the three month and six month periods ended Jun. 30, 2007, “Other income” reflected an estimated phase-out of approximately 19%, or $12.1 million and $18.7 million, respectively, reducing the benefit of the underlying value of the tax credit based on an internal estimate of the average annual price of domestic crude oil during 2007. For the three month and six month periods ended Jun. 30, 2006, the estimated phase-out of approximately 63% was $43.8 million and $63.8 million, respectively. Should the Dec. 31, 2007 estimate of the average annual price of domestic crude oil be different than this estimate, the cash payments and the benefits recognized in “Other income” and “Minority interest” will be adjusted, either positively or negatively, as part of our future quarterly and year end financial results for 2007.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $69.5 million and $123.1 million for the three months and six months ended Jun. 30, 2007, respectively, compared to $55.8 million and $90.3 million for the three months and six months ended Jun. 30, 2006, respectively. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $27.0 million and $54.0 million, respectively, for the three months and six months ended Jun. 30, 2007, compared to $25.4 million and $50.8 million, respectively, for the three months and six months ended Jun. 30, 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $27.0 million and $53.9 million, respectively, for the three months and six months ended Jun. 30, 2007, compared to $25.3 million and $50.7 million, respectively, for the three months and six months ended Jun. 30, 2006.

2. New Accounting Pronouncements

Offsetting Amounts Related to Certain Contracts

In April of 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1. This FSP amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts by allowing an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The guidance in this FSP is effective for fiscal years ending after Nov. 15, 2007. The company is currently assessing the impact of the FSP but does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The effective date is for fiscal years beginning after Nov. 15, 2007. The company is currently assessing the implementation of FAS 157, but does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Option For Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company is currently evaluating the impact of FAS 159 but does not believe that its adoption will have a material impact to its results of operations, statement of position or cash flows.

3. Regulatory

Cost Recovery – Tampa Electric and PGS

Tampa Electric and PGS recover the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery.

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 (Clean Air Act) established SO2 allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in current or future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the three months ended Jun. 30, 2007, approximately 35,000 allowances were sold resulting in proceeds of $17.5 million. There were no SO2 allowances sold in the first quarter of 2007. During the first quarter of 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million. During the second quarter of 2006, allocated auction proceeds amounted to $1.4 million.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year. Details of the regulatory assets and liabilities as of Jun. 30, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$64.1	$49.5

Other:
Cost recovery clauses	150.5	239.2
Post-retirement benefit asset	144.0	148.9
Deferred bond refinancing costs (2)	26.9	26.7
Environmental remediation	12.4	12.3
Competitive rate adjustment	5.1	5.5
Other	4.8	4.9

Total other regulatory assets	343.7	437.5

Total regulatory assets	407.8	487.0
Less current portion	170.4	255.7

Long-term regulatory assets	$237.4	$231.3
Regulatory liabilities:
Regulatory tax liability (1)	$19.5	$20.6

Other:
Deferred allowance auction credits	0.6	0.8
Cost recovery clauses	17.2	28.9
Environmental remediation	12.3	12.3
Transmission and delivery storm reserve	18.3	16.3
Deferred gain on property sales (3)	5.8	6.8
Accumulated reserve-cost of removal	538.3	516.1
Other	0.2	0.2

Total other regulatory liabilities	592.7	581.4

Total regulatory liabilities	612.2	602.0
Less current portion	33.8	46.7

Long-term regulatory liabilities	$578.4	$555.3

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Jun. 30, 2007	Dec. 31, 2006
Clause recoverable (1)	$155.6	$244.7
Earning a rate of return (2)	148.0	152.6
Regulatory tax assets (3)	64.1	49.5
Capital structure and other (3)	40.1	40.2

Total	$407.8	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2% rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 provides that tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, on accounting in interim periods and requires increased disclosures.

The company adopted the provisions of FIN 48 and related FSP FIN 48-1 effective Jan. 1, 2007. As a result of the implementation of FIN 48, the company recognized a $0.1 million decrease in the deferred liability for uncertain tax benefits with a corresponding increase to the Jan. 1, 2007 balance of retained earnings.

As of Jan. 1, 2007, after the implementation of FIN 48, there were no unrecognized tax liabilities in the company’s Continuing Operations and approximately $14.3 million of unrecognized tax benefits in Discontinued Operations. During the second quarter of 2007, the company recognized the $14.3 million benefit as a result of reaching favorable conclusions with taxing authorities upon the completion of their review of the company’s 2005 tax return. No additional adjustments were made during the six months ended Jun. 30, 2007.

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s consolidated federal income tax returns for the years 2003 and 2004 and issued a final Revenue Agents Report on Jun. 30, 2006. The 2005 final Revenue Agents Report was issued on May 1, 2007 with immaterial adjustments. The U.S. federal statute of limitations remains open for the year 2006 and onward. Years 2006 and 2007 are currently under examination by the IRS under the Compliance Assurance Program, a pilot program in which the company is a participant. The company does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2002 and onward.

The company recognizes interest and penalties associated with uncertain tax positions in operating expenses in the Consolidated Condensed Statements of Income. As of Jan. 1, 2007, TECO Energy had not recorded any amounts for interest and penalties.

During the six month periods ended Jun. 30, 2007 and 2006, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income, APB No. 23, Accounting for Taxes – Special Areas, depletion, repatriation of foreign source income to the United States and reduction of income tax expense under the “tonnage tax” regime.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension expense for pension and other postretirement benefits offered by the company. In 2007, as discussed in Note 12, Assets Held for Sale, TECO Energy initiated activities to sell TECO Transport and TECO Transport was classified as held for sale as of Mar. 31, 2007. As a result of this classification, the obligations of the Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plans were remeasured as of Mar. 31, 2007 to reflect the impact on the benefit plans due to the termination of TECO Transport employees’ participation in these plans. Curtailment costs of $0.3 million and $6.5 million were recognized in the quarter ended Jun. 30, 2007 for the SERP and the other post-retirement benefit plans, respectively, and included in “Transaction related costs” in the Consolidated Condensed Statements of Income. Other than the remeasurement of plan obligations, no significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Jun. 30,	2007	2006	2007	2006
Components of net periodic benefit expense
Service cost	$4.0	$4.0	$1.3	$1.5
Interest cost on projected benefit obligations	8.2	7.7	3.0	2.8
Expected return on assets	(9.1)	(9.0)	—	—
Amortization of:
Transition obligation	—	—	0.7	0.7
Prior service (benefit) cost	(0.1)	(0.2)	0.7	0.7
Actuarial loss	2.3	2.2	—	0.2

Pension expense	5.3	4.7	5.7	5.9
Curtailment cost	0.3	—	6.5	—

Net pension expense recognized in the
TECO Energy Consolidated Condensed Statements of Income	$5.6	$4.7	$12.2	$5.9

Six months ended Jun. 30,
Components of net periodic benefit expense
Service cost	$8.0	$7.9	$2.6	$3.0
Interest cost on projected benefit obligations	16.4	15.4	6.0	5.6
Expected return on assets	(18.2)	(17.9)	—	—
Amortization of:
Transition obligation	—	—	1.4	1.4
Prior service (benefit) cost	(0.2)	(0.3)	1.4	1.5
Actuarial loss	4.6	4.4	—	0.3

Pension expense	10.6	9.5	11.4	11.8
Curtailment cost	0.3	—	6.5	—

Net pension expense recognized in the
TECO Energy Consolidated Condensed Statements of Income	$10.9	$9.5	$17.9	$11.8

For the fiscal 2007 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 5.85% at its Sep. 30, 2006 measurement date. For the previously described remeasurements as of Mar. 31, 2007 related to the expected TECO Transport transaction, TECO Energy assumed a discount rate of 6.0%; all other assumptions remained consistent with the Sep. 30, 2006 measurement. As a result of the Mar. 31, 2007 remeasurement, benefit obligations increased $2.1 million.

Effective Dec. 31, 2006, in accordance with FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for regulatory purposes prescribed by FAS 71, were recorded as regulatory assets for Tampa Electric Company. For the six months ended Jun. 30, 2007, TECO Energy and its subsidiaries reclassed $2.1 million of unamortized transition obligation, prior service cost and actuarial gains and losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the six months ended Jun. 30, 2007, Tampa Electric Company reclassed $5.0 million of unamortized transition obligation, prior service cost and actuarial gains and losses from regulatory assets to net income as part of periodic benefit expenses.

6. Short-Term Debt

At Jun. 30, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	—	—	150.0	35.0	—
TECO Energy:
5-year facility	200.0	—	9.5	200.0	—	9.5

Total	$675.0	$—	$9.5	$675.0	$48.0	$9.5

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 9.0 to 17.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2006 was 5.45%.

TECO Energy, Inc. $200 million bank credit facility amendment

On May 9, 2007, TECO Energy amended its $200 million bank credit facility, entering into a Second Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from Oct. 11, 2010 to May 9, 2012 (subject to further extension with the consent of each lender); (ii) removed the stock of TECO Transport Corporation as security for the facility; (iii) made TECO Energy the Guarantor and its wholly-owned subsidiary, TECO Finance, Inc., the Borrower; (iv) allowed TECO Finance, Inc. to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or JPMorgan Chase Bank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; (v) allowed TECO Finance, Inc. to request the lenders to increase their commitments under the credit facility by up to $50 million in the aggregate; (vi) included a $200 million letter of credit facility (compared to $100 million under the previous agreement); (vii) reduced the commitment fees and borrowing margins; and (viii) made other technical changes.

Tampa Electric Company $325 million bank credit facility amendment

On May 9, 2007, Tampa Electric amended its $325 million bank credit facility, entering into a Second Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from Oct. 11, 2010 to May 9, 2012 (subject to further extension with the consent of each lender); (ii) continued to allow Tampa Electric to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; (iii) allowed Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate (compared to $50 million under the previous agreement); (iv) continued to include a $50 million letter of credit facility; (v) reduced the commitment fees and borrowing margins; and (vi) made other technical changes.

7. Long-Term Debt

Issuance of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On May 14, 2007, the Polk County Industrial Development Authority (PCIDA) issued $75 million of PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Polk Series 2007 Bonds) for the benefit of Tampa Electric Company. Tampa Electric Company is responsible for payment of the interest and principal associated with the Polk Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Jun. 29, 2007 $75 million of the existing PCIDA Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Polk Series 1993 Bonds), which had a maturity date of Dec. 1, 2030. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the PCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Polk Series 2007 Bonds.

The Polk Series 2007 Bonds mature on Dec. 1, 2030 and bear interest at an auction rate after the initial period for which the rate was initially set at 3.80%. The rate will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at 35 days. In connection with the issuance of the Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (Insurance Agreement) pursuant to which Financial Guaranty Insurance Company issued a financial guaranty insurance policy (Policy). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Bonds and allowed the Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit the Tampa Electric Company’s ability to incur certain liens without ratably securing the Bonds, subject to a number of exceptions.

At the end of any auction period Tampa Electric Company may redeem all or any part of the Polk Series 2007 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Polk Series 2007 Bonds to be redeemed, plus 100% of the principal amount of the Polk Series 2007 Bonds to be redeemed. The Polk Series 2007 Bonds are also subject to special mandatory redemption in the event that interest payable on any Polk Series 2007 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project, Series 1993)

On Jun. 29, 2007, pursuant to the terms of the indenture governing $75 million of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 and at Tampa Electric’s and the PCIDA’s direction, the trustee redeemed the Polk Series 1993 Bonds. The redemption price was equal to 102% of par plus accumulated but unpaid interest to Jun. 29, 2007.

Issuance of Tampa Electric Company 6.15% Notes due 2037

On May 15, 2007, Tampa Electric Company issued $250 million aggregate principal amount of 6.15% Notes due May 15, 2037. The 6.15% Notes were sold at 99.433% of par to yield 6.192%. The offering resulted in net proceeds to the Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.1 million. Net proceeds will be used to repay short-term debt, repay maturing long-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.15% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.15% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.15% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

Redemption of $300 million TECO Energy 6.125% notes due May 1, 2007

On May 1, 2007, pursuant to the terms of the indenture, $300 million principal amount of 6.125% Notes due May 1, 2007 were redeemed. The redemption price was equal to 100% of par plus accumulated but unpaid interest to May 1, 2007.

Current portions of long-term debt

Long-term debt classified as current liabilities at Jun. 30, 2007 includes Tampa Electric Company’s $150 million of 5.375% notes due in August 2007. TECO Bulk Terminal’s 5% dock and wharf bonds due September 2007 are presented as “Liabilities associated with assets held for sale” within current liabilities at Jun. 30, 2007.

TECO Capital Trust II

On Jan. 16, 2007, all $71.4 million outstanding subordinated notes were retired at maturity pursuant to their original terms. This caused the retirement of $57.5 million trust preferred securities of TECO Capital Trust II, pursuant to their original terms. (See Note 22, Subsequent Events, in the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006)

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income for the three months and six months ended Jun. 30, 2007 and 2006, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s pension plans:

Other Comprehensive Income

	Three months ended Jun. 30,			Six months ended Jun. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2007
Unrealized gain on cash flow hedges	$1.8	$0.7	$1.1	$4.5	$1.7	$2.8
Less: Gain reclassified to net income	(0.8)	(0.3)	(0.5)	(0.5)	(0.2)	(0.3)

Gain on cash flow hedges	1.0	0.4	0.6	4.0	1.5	2.5
Amortization of unrecognized benefit costs	1.1	0.4	0.7	2.2	1.1	1.1
Recognized benefit costs due to curtailment	6.7	2.6	4.1	6.7	2.6	4.1
Unrecognized benefits due to remeasurement	(2.1)	(0.8)	(1.3)	(2.1)	(0.8)	(1.3)

Total other comprehensive income	$6.7	$2.6	$4.1	$10.8	$4.4	$6.4

2006
Unrealized gain on cash flow hedges	$1.4	$0.5	$0.9	$2.0	$0.7	$1.3
Less: Gain reclassified to net income	(0.3)	(0.1)	$(0.2)	(0.3)	(0.1)	(0.2)

Gain on cash flow hedges	1.1	0.4	0.7	1.7	0.6	1.1

Total other comprehensive income	$1.1	$0.4	$0.7	$1.7	$0.6	$1.1

Accumulated Other Comprehensive Income (Loss)

(millions)	Jun. 30, 2007	Dec. 31, 2006
Unrecognized pension losses and prior service costs(1)	$(21.0)	$(22.0)
Unrecognized other benefit losses, prior service costs and transition obligations(2)	(5.7)	(8.6)
Net unrealized gains from cash flow hedges (3)	2.6	0.1

Total accumulated other comprehensive loss	$(24.1)	$(30.5)

(1)	Net of tax benefit of $13.1 million and $13.9 million as of Jun. 30, 2007 and Dec. 31, 2006, respectively.
(2)	Net of tax benefit of $3.4 million and $5.5 million as of Jun. 30, 2007 and Dec. 31, 2006, respectively.
(3)	Net of tax expense of $1.6 million and $0.2 million as of Jun. 30, 2007 and Dec. 31, 2006, respectively.

9. Earnings Per Share

For the three months and six months ended Jun. 30, 2007, stock options of 4.8 million and 5.8 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Stock options of 7.1 million for both the three months and six months ended Jun. 30, 2006 were excluded from the computation.

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2007	2006	2007	2006
Numerator
Net income from continuing operations, basic and diluted	$59.4	$61.1	$132.2	$116.3

Discontinued operations, net of tax	14.3	1.4	14.3	1.4

Net income, diluted	$73.7	$62.5	$146.5	$117.7

Denominator
Average number of shares outstanding – basic	208.9	207.7	208.8	207.6
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	5.1	3.9	3.8	3.8
Less: Treasury shares which could be purchased	(4.0)	(3.0)	(2.9)	(2.8)

Average number of shares outstanding – diluted	210.0	208.6	209.7	208.6

Earnings per share from continuing operations
Basic	$0.28	$0.29	$0.63	$0.56
Diluted	$0.28	$0.29	$0.63	$0.55
Earnings per share from discontinued operations, net
Basic	$0.07	$0.01	$0.07	$0.01
Diluted	$0.07	$0.01	$0.07	$0.01
Earnings per share
Basic	$0.35	$0.30	$0.70	$0.57
Diluted	$0.35	$0.30	$0.70	$0.56

10. Commitments and Contingencies

Legal Contingencies

Grupo Arbitration

Following the Bogota Chamber of Commerce’s Arbitration Tribunal’s finding in favor of a wholly owned subsidiary of the company, TPS International Power, Inc. (TPSI), on Aug. 11, 2006 in a case involving a 1996 transaction related to the potential purchase of a power plant that was never consummated, the Colombian trade union filed a petition for annulment in the ordinary courts on Aug. 31, 2006. The union was ordered to file its detailed petition citing the record to substantiate its annulment claim on Oct. 12 but it failed to do so. The court-appointed Bogota Tribunal issued a confirmation that the matter was closed. In early December 2006, the union filed two separate procedural petitions asking the Bogota Tribunal to set aside its determination claiming that the union’s petition was barred due to the missed deadline on the basis that the Tribunal’s “Notification of the Oct. 12 date” was technically deficient. On Mar. 20, 2007, the Court found against the union on procedural grounds on its petition to revoke the Court’s action vacating the petition for annulment. On Mar. 27, 2007, the union filed a petition to review the March 20 ruling and TPSI has opposed that petition. However, the Court has not ruled on the petition for special review as to whether the “notices” were deficient. This review requires the participation of the other two members of the Court and not just the Presiding Judge. This requires detailed examination of the notices which were requested by the Court from its clerk on Mar. 20, 2007. If this issue is decided in favor of the union, the union will be entitled to reinstitute its annulment proceeding.

Settlement of the Securities Class Action and Derivative Suits

This matter was reported under Subsequent Events in the TECO Energy Consolidated Condensed Financial Statements included in the Annual Report on Form 10-K for the year ended Dec. 31, 2006, and is incorporated herein by reference. See Note 14, Subsequent Events, for an update of this matter.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $12.3 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Factors that could impact these estimates include the ability of other PRPs to pay their prorata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves and changes in laws or regulations that could require additional remediation. These costs are recoverable through customer rates established in subsequent base rate proceedings.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Jun. 30, 2007 is as follows:

Letters of Credit and Guarantees

(millions) Letters of Credit and Guarantees for the Benefit of:	2007	2008-2011	After 2011	Total	Liabilities Recognized at Jun. 30, 2007
Tampa Electric
Letters of credit	$—	$—	$0.3	$0.3	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	20.0	20.0	4.0

	—	—	20.3	20.3	4.0

TECO Transport
Letters of credit	—	—	2.5	2.5	—

TECO Coal
Letters of credit	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	—	—	1.4	1.4	1.5

	—	—	8.1	8.1	1.5

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	43.7	—	3.9	47.6	—

Total	$43.7	$—	$34.8	$78.5	$5.5

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2011.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Jun. 30, 2007. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2007, TECO Energy, Tampa Electric Company and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)

(millions) Three months ended Jun. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2007
Revenues - external	$544.3	$143.2	$127.1	$49.6	$2.1	$0.2	$866.5
Sales to affiliates	0.4	—	—	28.3	—	(28.7)	—

Total revenues	544.7	143.2	127.1	77.9	2.1	(28.5)	866.5
Equity earnings of unconsolidated affiliates	—	—	—	—	18.7	—	18.7
Depreciation	47.3	10.0	9.1	—	0.2	0.2	66.8
Total interest charges(1)	28.5	4.3	3.3	1.2	3.7	24.7	65.7
Internally allocated interest (1)	—	—	3.1	(0.2)	3.6	(6.5)	—
Provision (benefit) for taxes	19.4	3.4	7.7	4.7	2.1	(12.0)	25.3
Net income (loss) from continuing operations	$34.7	$5.4	$20.8	$9.6	$12.8	$(23.9)	$59.4

2006
Revenues - external	$532.5	$137.4	$144.7	$46.1	$1.7	$0.2	$862.6
Sales to affiliates	0.6	—	—	31.1	—	(31.7)	—

Total revenues	533.1	137.4	144.7	77.2	1.7	(31.5)	862.6
Equity earnings of unconsolidated affiliates	—	—	—	0.1	13.7	—	13.8
Depreciation	46.7	9.1	9.0	5.5	0.2	0.1	70.6
Total interest charges(1)	26.9	3.9	2.4	1.4	3.7	31.7	70.0
Internally allocated interest (1)	—	—	2.4	(0.3)	3.6	(5.7)	—
Provision (benefit) for taxes	22.0	3.7	3.3	3.8	1.3	(6.8)	27.3
Net income (loss) from continuing operations	$37.1	$5.9	$13.4	$6.5	$8.7	$(10.5)	$61.1

(millions) Six months ended Jun. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy

2007
Revenues - external	$1,015.7	$312.4	$254.6	$100.9	$4.0	$0.2	$1,687.8
Sales to affiliates	0.9	—	—	52.3	—	(53.2)	—

Total revenues	1,016.6	312.4	254.6	153.2	4.0	(53.0)	1,687.8
Equity earnings of unconsolidated affiliates	—	—	—	0.1	34.8	—	34.9
Depreciation	93.7	19.8	18.6	5.6	0.4	0.3	138.4
Total interest charges(1)	55.3	8.4	6.1	2.6	7.5	52.9	132.8
Internally allocated interest (1)	—	—	5.7	(0.4)	7.3	(12.6)	—
Provision (benefit) for taxes	30.4	10.3	27.7	6.2	3.4	(20.9)	57.1
Net income (loss) from continuing operations	$56.5	$16.4	$63.2	$16.0	$23.1	$(43.0)	$132.2

2006
Revenues - external	$988.8	$323.7	$284.8	$97.8	$3.8	$0.1	$1,699.0
Sales to affiliates	1.2	—	—	54.7	—	(55.9)	—

Total revenues	990.0	323.7	284.8	152.5	3.8	(55.8)	1,699.0
Equity earnings of unconsolidated affiliates	—	—	—	0.2	28.2	—	28.4
Depreciation	93.1	18.2	18.2	11.0	0.4	—	140.9
Total interest charges(1)	53.3	7.8	5.0	2.6	7.4	62.9	139.0
Internally allocated interest (1)	—	—	4.8	(0.5)	7.2	(11.5)	—
Provision (benefit) for taxes	34.9	11.6	13.0	4.7	2.4	(16.6)	50.0
Net income (loss) from continuing operations	$59.5	$18.5	$38.1	$11.6	$17.3	$(28.7)	$116.3

Segment Information (1)

(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy
At Jun. 30, 2007
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	3.0	286.3	(3.0)	286.3
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,988.2	$781.7	$430.2	$333.3	$420.4	$304.9	$7,258.7

At Dec. 31, 2006
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.9	276.0	14.0	292.9
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,813.7	$765.2	$389.4	$333.9	$424.6	$635.0	$7,361.8

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2007 and 2006 were at a pretax rate of 7.5% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues are exclusive of entities deconsolidated as a result of FIN 46R. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $30.3 million and $25.5 million for the three months ended Jun. 30, 2007 and 2006, respectively and $59.6 million and $50.6 million for the six months ended Jun. 30, 2007 and 2006, respectively
(3)	As of Jun. 30, 2007, $205.0 million of total assets are reflected on the Consolidated Condensed Balance Sheet as “Assets held for sale.” Depreciation expense on these assets ceased as of Apr. 1, 2007 in accordance with FAS 144. Depreciation expense for the three months ending Jun. 30, 2007 would have been $5.6 million had the assets not been held for sale.

12. Assets Held for Sale

During the first quarter of 2007, management of the company evaluated alternatives to meet or exceed TECO Energy’s debt retirement goals and to make additional investments in Tampa Electric to support the utility’s capital investment plans. Among the alternatives considered was the sale of TECO Transport. After careful consideration, management engaged a financial advisor, contacted interested bidders and initiated other activities in connection with a plan to sell this segment. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), it was determined that as of Mar. 31, 2007 TECO Transport met the requirements to be presented as an asset held for sale. As of the filing date of this quarterly report, bids received in response to an Offering Memorandum distributed to interested bidders have been evaluated and the company is working with certain bidders in an effort to reach an acceptable transaction. Current evaluation of the bids indicates that no impairment of the assets exists. If the company enters into an agreement pursuant to the process currently contemplated by the Offering Memorandum and the successful bidder obtains the necessary financing, management expects that any such sale may be completed by the end of 2007. Below is a listing of the major classes of assets and liabilities held for sale:

Assets held for sale

(millions)	Jun. 30, 2007
Current assets	$42.4
Net property, plant and equipment	159.5
Other assets	3.1

Total assets held for sale	$205.0

Liabilities associated with assets held for sale

(millions)	Jun. 30, 2007
Current portion of long-term debt	$110.6
Other current liabilities	37.3
Asset retirement obligations	2.2
Other deferred credits	36.2

Total liabilities associated with assets held for sale	$186.3

Also in accordance with the provisions of FAS 144, as a result of its significant continuing involvement with Tampa Electric Company related to the waterborne transportation of solid fuel, the results of TECO Transport will continue to be reflected in continuing operations. As FAS 144 requires the assets to be measured at the lower of its carrying amount or fair value, depreciation for these assets ceased beginning Apr. 1, 2007. For the three months ended Jun. 30, 2007, depreciation of $5.6 million would have been recorded had the assets of TECO Transport not been held for sale.

For the three months and six months ended Jun. 30, 2007, TECO Energy recognized $13.5 million and $16.3 million, respectively, in transaction-related costs related to the potential sale. The estimate of total transaction-related costs to be incurred should the sale be completed by year-end is approximately $20.0 to $25.0 million, including plan curtailment costs (See Note 5, Employee Postretirement Benefits).

13. Derivatives and Hedging

At Jun. 30, 2007, TECO Energy and its affiliates had total derivative assets and liabilities (current and non-current) of $55.8 million and $25.1 million, respectively, compared to total derivative assets and liabilities (current and non-current) of $7.2 million and $74.0 million, respectively, at Dec. 31, 2006. At Jun. 30, 2007 and Dec. 31, 2006, accumulated other comprehensive income (AOCI) included after-tax gains of $2.6 million and $0.1 million, respectively, representing the fair value of cash flow hedges of transactions that will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from AOCI.

For the three months ended Jun. 30, 2007 and 2006, TECO Energy and its affiliates reclassified amounts from AOCI and recognized net pretax gains of $0.9 million and $0.3 million, respectively. For the six months ended Jun. 30, 2007 and 2006, the amounts reclassified and recognized from AOCI were net pretax gains of $0.5 million and $0.3 million, respectively. (see Note 8, Other Comprehensive Income) Amounts reclassified from AOCI were primarily related to cash flow hedges of physical purchases of fuel oil. For these types of hedge relationships, the gain on the derivative reclassified from AOCI to earnings is offset by the increased expense arising from higher prices paid for spot purchases of fuel oil. Conversely, reclassification of a loss from AOCI to earnings is offset by the decreased cost of spot purchases of natural gas and fuel oil. The company expects to reclass pretax gains of $3.7 million from AOCI to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2010.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3, Regulatory). Based on the fair value of cash flow hedges at Jun. 30, 2007, net pretax losses of $24.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income, within the next twelve months.

For the three months and six months ended Jun. 30, 2007, the company recognized a pretax (loss) gain of $(6.5) million and $12.3 million, respectively, relating to derivatives that were not designated as either a cash flow or fair value hedge, compared to pretax gains of $5.2 million and $7.7 for the three months and six months ended Jun. 30, 2006, respectively.

14. Subsequent Events

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On Jul. 25, 2007, the Hillsborough County Industrial Development Authority (HCIDA) issued $125.8 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Series 2007 Bonds) for the benefit of Tampa Electric Company, consisting of (a) $54.2 million Series 2007A Bonds due May 15, 2018, (b) $51.6 million of Series 2007B Bonds due Sep. 1, 2025, and (c) $20 million of Series 2007C Bonds due Nov. 1, 2020. Tampa Electric Company is responsible for payment of the interest and principal associated with the Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Aug. 1, 2007, (a) $54.2 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992 (the Series 1992 Bonds), which had a maturity date of May 15, 2018, (b) $51.605 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990 (the Series 1990 Bonds), which had a maturity date of Sep. 1, 2025, and (c) $20 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Series 1993 Bonds), which had a maturity date of Nov. 1, 2020. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Series 2007 Bonds.

The Series 2007 Bonds bear interest at an auction rate, which after an initial period for which the rate was set at 3.45% for each of the Series 2007A Bonds and the Series 2007B Bonds and at 3.65% for the Series 2007C Bonds, will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at 7 days for the Series 2007A Bonds and the Series 2007B Bonds and 35 days for the Series 2007C Bonds. In connection with the issuance of the Series 2007 Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (the “Insurance Agreement”) pursuant to which Financial Guaranty Insurance Company issued a financial guaranty insurance policy (the “Policy”). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Series 2007 Bonds and allowed the Series 2007 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Series 2007 Bonds, subject to a number of exceptions.

At the end of any auction period, Tampa Electric Company may redeem all or any part of the Series 2007 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Series 2007 Bonds to be redeemed, plus 100% of the principal amount of the Series 2007 Bonds to be redeemed. The Series 2007 Bonds are also subject to special mandatory redemption in the event that interest payable on any Series 2007 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990, Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992, and Hillsborough County Industrial Development Authority Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993

On Aug. 1, 2007, pursuant to the terms of the indenture governing $125.8 million of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 and at Tampa Electric Company’s and the HCIDA’s direction, the trustee redeemed the Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds. The redemption price was equal to 100% of par plus accumulated but unpaid distributions to Aug. 1, 2007.

Settlement of the Securities Class Action and Derivative Suits

On Jul. 12, 2007, the U.S. District Court entered a preliminary order approving the settlement of the Securities Class Action and set a date for a hearing for the final approval of the settlement on Oct. 3, 2007.

On Jun. 29, 2007, the Hillsborough County Circuit Court entered a preliminary order approving the settlement of the Shareholder Derivative suit and set a date for a hearing for the final approval of the settlement on Aug. 17, 2007.

West LB Letter of Credit Litigation

On Jul. 9, 2007, the U.S. Bankruptcy Court ruled in favor of TPS McAdams LLC and granted its motion to dismiss West LB’s amended complaint. West LB has appealed the dismissal of its amended complaint.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Jun. 30, 2007 and Dec. 31, 2006, and the results of operations and cash flows for the periods ended Jun. 30, 2007 and 2006. The results of operations for the three month and six month periods ended Jun. 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and to the notes on pages 31 to 38 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Jun. 30, 2007 and Dec. 31, 2006	26-27

Consolidated Condensed Statements of Income for the three month and six month periods ended Jun. 30, 2007 and 2006	28-29

Consolidated Condensed Statements of Cash Flows for the six month periods ended Jun. 30, 2007 and 2006	30

Notes to Consolidated Condensed Financial Statements	31-38

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Jun. 30, 2007	Dec. 31, 2006
Property, plant and equipment
Utility plant in service
Electric	$5,205.7	$5,026.8
Gas	894.0	877.7
Construction work in progress	283.6	318.9

Property, plant and equipment, at original costs	6,383.3	6,223.4
Accumulated depreciation	(1,779.8)	(1,760.5)

	4,603.5	4,462.9
Other property	4.4	4.4

Total property, plant and equipment (net)	4,607.9	4,467.3

Current assets
Cash and cash equivalents	102.8	5.1
Receivables, less allowance for uncollectibles of $2.2 and
$1.2 at Jun. 30, 2007 and Dec. 31, 2006, respectively	258.5	234.9
Inventories
Fuel, at average cost	92.1	63.7
Materials and supplies	52.4	51.3
Current regulatory assets	170.4	255.7
Current derivative assets	—	0.1
Taxes receivable	—	15.0
Prepayments and other current assets	15.8	11.2

Total current assets	692.0	637.0

Deferred debits
Unamortized debt expense	21.8	20.8
Long-term regulatory assets	237.4	231.3
Long-term derivative assets	1.6	0.1
Other	9.5	8.6

Total deferred debits	270.3	260.8

Total assets	$5,570.2	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Jun. 30, 2007	Dec. 31, 2006
Capital
Common stock	$1,428.6	$1,428.6
Retained earnings	292.6	284.9

Total capital	1,721.2	1,713.5
Long-term debt, less amount due within one year	1,850.3	1,601.4

Total capitalization	3,571.5	3,314.9

Current liabilities
Long-term debt due within one year	156.1	156.1
Notes payable	—	48.0
Accounts payable	217.0	222.8
Customer deposits	134.4	129.5
Current regulatory liabilities	33.8	46.7
Current derivative liabilities	24.9	70.3
Current deferred income taxes	33.4	50.4
Interest accrued	31.3	26.6
Taxes accrued	43.1	19.4
Other	11.2	11.2

Total current liabilities	685.2	781.0

Deferred credits
Non-current deferred income taxes	408.2	390.5
Investment tax credits	13.2	14.6
Long-term derivative liabilities	0.2	3.7
Long-term regulatory liabilities	578.4	555.3
Other	313.5	305.1

Total deferred credits	1,313.5	1,269.2

Total liabilities and capital	$5,570.2	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Jun. 30,
(millions, except per share amounts)	2007	2006
Revenues
Electric (includes franchise fees and gross receipts taxes of $21.0 in 2007 and $20.3 in 2006)	$544.7	$533.1
Gas (includes franchise fees and gross receipts taxes of $6.0 in 2007 and $5.1 in 2006)	143.1	137.4

Total revenues	687.8	670.5

Expenses
Operations
Fuel	235.6	231.6
Purchased power	69.5	55.8
Cost of natural gas sold	92.5	88.1
Other	68.3	71.3
Maintenance	29.6	30.8
Depreciation	57.3	55.8
Taxes, federal and state income	22.1	25.1
Taxes, other than income	44.1	42.5

Total expenses	619.0	601.0

Income from operations	68.8	69.5

Other income
Allowance for other funds used during construction	1.1	0.4
Taxes, non-utility federal and state	(0.7)	(0.6)
Other income, net	3.7	4.5

Total other income	4.1	4.3

Interest charges
Interest on long-term debt	30.0	26.2
Other interest	3.2	4.7
Allowance for borrowed funds used during construction	(0.4)	(0.1)

Total interest charges	32.8	30.8

Net income	$40.1	$43.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income

Unaudited

	Six months ended Jun. 30,
(millions, except per share amounts)	2007	2006
Revenues
Electric (includes franchise fees and gross receipts taxes of $40.4 in 2007 and $38.0 in 2006)	$1,016.6	$989.7
Gas (includes franchise fees and gross receipts taxes of $13.6 in 2007 and $12.8 in 2006)	312.1	323.7

Total revenues	1,328.7	1,313.4

Expenses
Operations
Fuel	448.7	438.0
Purchased power	123.1	90.3
Cost of natural gas sold	200.2	210.9
Other	125.7	142.6
Maintenance	60.1	56.7
Depreciation	113.5	111.3
Taxes, federal and state	39.7	45.5
Taxes, other than income	89.4	86.9

Total expenses	1,200.4	1,182.2

Income from operations	128.3	131.2

Other income
Allowance for other funds used during construction	2.8	0.6
Taxes, non-utility federal and state	(1.0)	(1.0)
Other income, net	6.5	8.3

Total other income	8.3	7.9

Interest charges
Interest on long-term debt	58.0	50.7
Other interest	6.8	10.6
Allowance for borrowed funds used during construction	(1.1)	(0.2)

Total interest charges	63.7	61.1

Net income	$72.9	$78.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended Jun. 30,
(millions)	2007	2006
Cash flows from operating activities
Net income	$72.9	$78.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	113.5	111.3
Deferred income taxes	(15.0)	(25.5)
Investment tax credits, net	(1.3)	(1.3)
Allowance for funds used during construction	(2.8)	(0.6)
Deferred recovery clause	26.7	67.6
Receivables, less allowance for uncollectibles	(23.8)	(9.4)
Inventories	(29.5)	(6.0)
Prepayments	(4.6)	(6.5)
Taxes accrued	38.7	40.6
Interest accrued	4.6	4.4
Accounts payable	(5.6)	(51.1)
Gain on sale of business/assets	(0.2)	—
Other	20.8	20.4

Cash flows from operating activities	194.4	221.9

Cash flows from investing activities
Capital expenditures	(232.7)	(181.0)
Allowance for funds used during construction	2.8	0.6
Net proceeds from sale of business/assets	0.4	—
Other	—	(1.4)

Cash flows used in investing activities	(229.5)	(181.8)

Cash flows from financing activities
Proceeds from long-term debt	321.0	327.6
Repayment of long-term debt	(75.0)	(85.9)
Net increase (decrease) in short-term debt	(48.0)	(215.0)
Dividends	(65.2)	(71.1)

Cash flows from (used in) financing activities	132.8	(44.4)

Net increase (decrease) in cash and cash equivalents	97.7	(4.3)
Cash and cash equivalents at beginning of period	5.1	17.4

Cash and cash equivalents at end of period	$102.8	$13.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and subsidiaries as of Jun. 30, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Jun. 30, 2007 and 2006. The results of operations for the three month and six month periods ended Jun. 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America.

Revenues

As of Jun. 30, 2007 and Dec. 31, 2006, unbilled revenues of $53.0 million and $47.8 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Short-term Investments

Short-term investments are high-quality investments purchased with an original maturity greater than three months and are stated at the lower of aggregate cost or market.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $69.5 million and $123.1 million for the three months and six months ended Jun. 30, 2007, respectively, compared to $55.8 million and $90.3 million for the three months and six months ended Jun. 30, 2006, respectively. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $27.0 million and $54.0 million, respectively, for the three months and six months ended Jun. 30, 2007, compared to $25.4 million and $50.8 million, respectively, for the three months and six months ended Jun. 30, 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $27.0 million and $53.9 million, respectively, for the three months and six months ended Jun. 30, 2007, compared to $25.3 million and $50.7 million, respectively, for the three months and six months ended Jun. 30, 2006.

2. New Accounting Pronouncements

Offsetting Amounts Related to Certain Contracts

In April of 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1. This FSP amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts by allowing an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The guidance in this FSP is effective for fiscal years ending after Nov. 15, 2007. The company is currently assessing the impact of the FSP but does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The effective date is for fiscal years beginning after Nov. 15, 2007. The company is currently assessing the implementation of FAS 157, but does not believe it will be material to its results of operations, statement of position or cash flows.

Fair Value Option For Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company is currently evaluating the impact of FAS 159 but does not believe that its adoption will have a material impact to its results of operations, statement of position or cash flows.

3. Regulatory

Cost Recovery – Tampa Electric and PGS

Tampa Electric and PGS recover the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery.

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 (Clean Air Act) established SO2 allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in current or future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the three months ended Jun. 30, 2007, approximately 35,000 allowances were sold resulting in proceeds of $17.5 million. There were no SO2 allowances sold in the first quarter of 2007. During the first quarter of 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million. During the second quarter of 2006, allocated auction proceeds amounted to $1.4 million.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year. Details of the regulatory assets and liabilities as of Jun. 30, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$64.1	$49.5
Other:
Cost recovery clauses	150.5	239.2
Post-retirement benefit asset	144.0	148.9
Deferred bond refinancing costs (2)	26.9	26.7
Environmental remediation	12.4	12.3
Competitive rate adjustment	5.1	5.5
Other	4.8	4.9

Total other regulatory assets	343.7	437.5

Total regulatory assets	407.8	487.0
Less current portion	170.4	255.7

Long-term regulatory assets	$237.4	$231.3
Regulatory liabilities:
Regulatory tax liability (1)	$19.5	$20.6

Other:
Deferred allowance auction credits	0.6	0.8
Cost recovery clauses	17.2	28.9
Environmental remediation	12.3	12.3
Transmission and delivery storm reserve	18.3	16.3
Deferred gain on property sales (3)	5.8	6.8
Accumulated reserve-cost of removal	538.3	516.1
Other	0.2	0.2

Total other regulatory liabilities	592.7	581.4

Total regulatory liabilities	612.2	602.0
Less current portion	33.8	46.7

Long-term regulatory liabilities	$578.4	$555.3

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Jun. 30, 2007	Dec. 31, 2006
Clause recoverable (1)	$155.6	$244.7
Earning a rate of return (2)	148.0	152.6
Regulatory tax assets (3)	64.1	49.5
Capital structure and other (3)	40.1	40.2

Total	$407.8	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2 % rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the six months ended Jun. 30, 2007 and 2006 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits.

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Tampa Electric Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 provides that the tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Tampa Electric Company adopted the provisions of FIN 48 and related FSP FIN 48-1 effective Jan. 1, 2007 with no impact. Tampa Electric Company recognizes accrued interest and penalties associated with uncertain tax positions in operating expenses in the Consolidated Statements of Income. For the three months and six months ended Jun. 30, 2007, Tampa Electric Company did not record any amounts of interest or penalties.

The Internal Revenue Service (IRS) concluded its examination of federal income tax returns for the years 2003 and 2004 and issued a final Revenue Agents Report on Jun. 30, 2006. The 2005 final Revenue Agents Report was issued on May 1, 2007 with immaterial adjustments. The U.S. federal statute of limitations remains open for the year 2006 and onward. Years 2006 and 2007 are currently under examination by the IRS under the Compliance Assurance Program, a pilot program in which TECO Energy is a participant. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2007. State jurisdictions have statutes of limitations generally ranging from 3 to 5 years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2002 and onward.

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Jun. 30, 2007 and 2006, respectively, was $3.5 and $3.4 million for pension benefits, and $3.6 million and $3.5 million for other postretirement benefits. For the six months ended Jun. 30, 2007 and 2006, respectively, net pension expense was $7.0 million and $6.7 million for pension benefits, and $7.3 million and $7.0 million for other postretirement benefits.

Included in the benefit expenses discussed above, for the six months ended Jun. 30, 2007, Tampa Electric Company reclassed $5.0 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

For the fiscal 2007 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 5.85% at its Sep. 30, 2006 measurement date.

6. Short-Term Debt

At Jun. 30, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	—	—	150.0	35.0	—

Total	$475.0	$—	$—	$475.0	$48.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 9.0 to 17.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2006 was 5.45%.

Tampa Electric Company $325 million bank credit facility amendment

On May 9, 2007, Tampa Electric amended its $325 million bank credit facility, entering into a Second Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from Oct. 11, 2010 to May 9, 2012 (subject to further extension with the consent of each lender); (ii) continued to allow Tampa Electric to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; (iii) allowed Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate (compared to $50 million under the previous agreement); (iv) continued to include a $50 million letter of credit facility; (v) reduced the commitment fees and borrowing margins; and (vi) made other technical changes.

7. Long-Term Debt

Issuance of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On May 14, 2007, the Polk County Industrial Development Authority (PCIDA) issued $75 million of PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Polk Series 2007 Bonds) for the benefit of Tampa Electric Company. Tampa Electric Company is responsible for payment of the interest and principal associated with the Polk Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Jun. 29, 2007 $75 million of the existing PCIDA Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Polk Series 1993 Bonds), which had a maturity date of Dec. 1, 2030. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the PCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Polk Series 2007 Bonds.

The Polk Series 2007 Bonds mature on Dec. 1, 2030 and bear interest at an auction rate after the initial period for which the rate was initially set at 3.80%. The rate will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at 35 days. In connection with the issuance of the Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (Insurance Agreement) pursuant to which Financial Guaranty Insurance Company issued a financial guaranty insurance policy (Policy). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Bonds and allowed the Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Bonds, subject to a number of exceptions.

At the end of any auction period Tampa Electric Company may redeem all or any part of the Polk Series 2007 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Polk Series 2007 Bonds to be redeemed, plus 100% of the principal amount of the Polk Series 2007 Bonds to be redeemed. The Polk Series 2007 Bonds are also subject to special mandatory redemption in the event that interest payable on any Polk Series 2007 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project, Series 1993)

On Jun. 29, 2007, pursuant to the terms of the indenture governing $75 million of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 and at Tampa Electric’s and the PCIDA’s direction, the trustee redeemed the Polk Series 1993 Bonds. The redemption price was equal to 102% of par plus accumulated but unpaid interest to Jun. 29, 2007.

Issuance of Tampa Electric Company 6.15% Notes due 2037

On May 15, 2007, Tampa Electric Company issued $250 million aggregate principal amount of 6.15% Notes due May 15, 2037. The 6.15% Notes were sold at 99.433% of par to yield 6.192%. The offering resulted in net proceeds to the Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.1 million. Net proceeds will be used to repay short-term debt, repay maturing long-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.15% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.15% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.15% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

Current portions of long-term debt

Long-term debt classified as current liabilities at Jun. 30, 2007 includes Tampa Electric Company’s $150 million of 5.375% notes due in August 2007.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $12.3 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves and changes in laws or regulations that could require additional remediation. These costs are recoverable through customer rates established in subsequent base rate proceedings.

Guarantees and Letters of Credit

At Jun. 30, 2007, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Jun. 30, 2007, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amount of $20.0 million and $0.3 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2007, Tampa Electric Company was in compliance with applicable financial covenants.

9. Related Parties

In October 2003, Tampa Electric signed a five-year contract renewal with an affiliate company, TECO Transport, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. For the six months ended Jun. 30, 2007 and 2006, Tampa Electric paid TECO Transport $52.3 million and $54.7 million, respectively. TECO Energy has announced its intent to sell TECO Transport and is currently working with certain bidders in an effort to reach an acceptable transaction. (See Note 12, Assets Held for Sale, of the TECO Energy, Inc. Consolidated Condensed Financial Statements.)

10. Segment Information

(millions) Three months ended Jun. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2007
Revenues—external	$544.3	$143.2	$—	$687.5
Sales to affiliates	0.4	—	(0.1)	0.3

Total revenues	544.7	143.2	(0.1)	687.8
Depreciation	47.3	10.0	—	57.3
Total interest charges	28.5	4.3	—	32.8
Provision for taxes	19.4	3.4	—	22.8
Net income	$34.7	$5.4	$—	$40.1

2006
Revenues—external	$532.5	$137.4	$—	$669.9
Sales to affiliates	0.6	—	—	0.6

Total revenues	533.1	137.4	—	670.5
Depreciation	46.7	9.1	—	55.8
Total interest charges	26.9	3.9	—	30.8
Provision for taxes	22.0	3.7	—	25.7
Net income	$37.1	$5.9	$—	$43.0

Six months ended Jun. 30,
2007
Revenues—external	$1,015.7	$312.4	$—	$1,328.1
Sales to affiliates	0.9	—	(0.3)	0.6

Total revenues	1,016.6	312.4	(0.3)	1,328.7
Depreciation	93.7	19.8	—	113.5
Total interest charges	55.3	8.4	—	63.7
Provision for taxes	30.4	10.3	—	40.7
Net income	$56.5	$16.4	$—	$72.9

Total assets at Jun. 30, 2007	$4,807.7	$771.8	$(9.3)	$5,570.2

2006
Revenues—external	$988.8	$323.7	$—	$1,312.5
Sales to affiliates	1.2	—	(0.3)	0.9

Total revenues	990.0	323.7	(0.3)	1,313.4
Depreciation	93.1	18.2	—	111.3
Total interest charges	53.3	7.8	—	61.1
Provision for taxes	34.9	11.6	—	46.5
Net income	$59.5	$18.5	$—	$78.0

Total assets at Dec. 31, 2006	$4,620.7	$748.9	$(4.5)	$5,365.1

11. Derivatives and Hedging

At Jun. 30, 2007 and Dec. 31, 2006, the company had net derivative liabilities of $23.5 million and $73.8 million, respectively. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Jun. 30, 2007 and Dec. 31, 2006, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities.

Based on the fair values of derivatives at Jun. 30, 2007, net pretax losses of $24.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2009.

12. Subsequent Events

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On Jul. 25, 2007, the Hillsborough County Industrial Development Authority (HCIDA) issued $125.8 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Series 2007 Bonds) for the benefit of Tampa Electric Company, consisting of (a) $54.2 million Series 2007A Bonds due May 15, 2018, (b) $51.6 million of Series 2007B Bonds due Sep. 1, 2025, and (c) $20 million of Series 2007C Bonds due Nov. 1, 2020. Tampa Electric Company is responsible for payment of the interest and principal associated with the Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Aug. 1, 2007, (a) $54.2 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992 (the Series 1992 Bonds), which had a maturity date of May 15, 2018 (b) $51.605 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990 (the Series 1990 Bonds), which had a maturity date of Sep. 1, 2025, and (c) $20 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Series 1993 Bonds), which had a maturity date of Nov. 1, 2020. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Series 2007 Bonds.

The Series 2007 Bonds bear interest at an auction rate, which after an initial period for which the rate was set at 3.45% for each of the Series 2007A Bonds and the Series 2007B Bonds and at 3.65% for the Series 2007C Bonds, will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at 7 days for the Series 2007A Bonds and the Series 2007B Bonds and 35 days for the Series 2007C Bonds. In connection with the issuance of the Series 2007 Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (the “Insurance Agreement”) pursuant to which Financial Guaranty Insurance Company issued a financial guaranty insurance policy (the “Policy”). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Series 2007 Bonds and allowed the Series 2007 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Series 2007 Bonds, subject to a number of exceptions.

At the end of any auction period, Tampa Electric Company may redeem all or any part of the Series 2007 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Series 2007 Bonds to be redeemed, plus 100% of the principal amount of the Series 2007 Bonds to be redeemed. The Series 2007 Bonds are also subject to special mandatory redemption in the event that interest payable on any Series 2007 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990, Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992, and Hillsborough County Industrial Development Authority Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993

On Aug. 1, 2007, pursuant to the terms of the indenture governing $125.8 million of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 and at Tampa Electric Company’s and the HCIDA’s direction, the trustee redeemed the Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds. The redemption price was equal to 100% of par plus accumulated but unpaid distributions to Aug. 1, 2007.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Form 10-Q, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; uncertainty related to any sale of TECO Transport; additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions in Tampa Electric’s service area affecting energy sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes, which are common during the summer months; commodity price and operating cost changes affecting the production levels and margins at TECO Coal and margins at TECO Transport, fuel cost recoveries and cash at Tampa Electric or natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in electric tariffs or contract terms affecting TECO Guatemala’s operations; changes in the oil price relationship between the Department of Energy’s Producer First Purchase Price and oil futures prices as reported on NYMEX, which affects the synthetic fuel tax credit phase-out range; the actual change in inflation in 2007, which affects the final value of the synthetic fuel related tax credits; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for the federal income tax credits; and TECO Coal’s exposure to any changes in law, regulation or administration that would retroactively impact the federal income tax credits from the production of synthetic fuel or the related benefits that have been recognized to date. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2006 as updated by the information contained in Item 1A of this Form 10-Q.

Earnings Summary - Unaudited

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2007	2006	2007	2006
Consolidated revenues	$866.5	$862.6	$1,687.8	$1,699.0

Net income from continuing operations	59.4	61.1	132.2	116.3
Discontinued operations	14.3	1.4	14.3	1.4

Net income	$73.7	$62.5	$146.5	$117.7

Average common shares outstanding
Basic	208.9	207.7	208.8	207.6
Diluted	210.0	208.6	209.7	208.6

Earnings per share—basic
Continuing operations	$0.28	$0.29	$0.63	$0.56
Discontinued operations	0.07	0.01	0.07	0.01

Earnings per share—basic	$0.35	$0.30	$0.70	$0.57

Earnings per share—diluted
Continuing operations	$0.28	$0.29	$0.63	$0.55
Discontinued operations	0.07	0.01	0.07	0.01

Earnings per share—diluted	$0.35	$0.30	$0.70	$0.56

Operating Results

Three Months Ended Jun. 30, 2007:

Second quarter net income was $73.7 million or $0.35 per share, compared to $62.5 million or $0.30 per share in the second quarter of 2006. Second quarter net income and earnings per share from continuing operations was $59.4 million and $0.28 per share, respectively, compared to $61.1 million and $0.29 per share in the same period in 2006. In 2007, second quarter results reflected a $14.3 million tax benefit recorded in discontinued operations as a result of reaching a favorable conclusion with taxing authorities related to the 2005 disposition of the Union and Gila River merchant power plants.

In 2007, second-quarter net income from continuing operations included an $11.0 million, or $0.05 per share, net benefit to earnings from the production of synthetic fuel and the sale of the ownership interests in the synthetic fuel production facilities, compared to a cost of $0.7 million in the 2006 period. Second-quarter 2007 results also included an $8.3 million after-tax charge for transaction-related costs associated with the proposed sale of TECO Transport, which included, among other costs, a $4.1 million after-tax charge related to benefit plans. Results at TECO Transport included a $3.6 million after-tax benefit from not recording depreciation expense due to its classification as assets held for sale in the second quarter. Second-quarter 2006 results included $0.7 million of after-tax net benefits from an insurance recovery and costs for hurricane-related repairs at TECO Transport and an $8.1 million after-tax gain on the sale of the remaining McAdams Power Station assets.

Six Months Ended Jun. 30, 2007:

Year-to-date net income and earnings per share were $146.5 million or $0.70 per share in 2007, compared to $117.7 million or $0.57 per share in the same period in 2006. Year-to-date net income and earnings per share from continuing operations were $132.2 million or $0.63 per share in 2007, compared to $116.3 million or $0.56 per share in the same period in 2006.

Year-to-date 2007 net income included a $41.7 million, or $0.20 per share, net benefit to earnings from the production of synthetic fuel and the sale of the ownership interests in the synthetic fuel production facilities, compared to a net benefit of $9.3 million, or $0.05 per share, in the 2006 period. In addition to the second quarter factors, year-to-date results reflect the $1.8 million after-tax charge for transaction-related costs associated with the proposed sale of TECO Transport recorded in the first quarter. Year-to-date 2006 results included $2.0 million of net after-tax costs for hurricane-related repairs at TECO Transport and associated insurance recovery.

Tampa Electric Company – Electric division (Tampa Electric)

Net income for the second quarter was $34.7 million, compared with $37.1 million for the same period in 2006. Results for the quarter reflect lower retail energy sales due to mild weather, only partially offset by 2.2% average customer growth and increased sales to other utilities. Net income included $1.1 million of Allowance for Funds Used During Construction (AFUDC) – Equity (which represents allowed equity cost capitalized to construction costs) related to the installation of nitrogen oxide (NOx) pollution control equipment, compared to $0.4 million included in the 2006 period. Interest expense increased $1.1 million after tax due to higher levels of long-term debt outstanding.

Operations and maintenance expense, excluding all Florida Public Service Commission (FPSC)-approved cost recovery clauses, increased $0.8 million after-tax in the second quarter of 2007, primarily reflecting higher employee-related costs, partially offset by lower planned outage requirements on power generating equipment compared to 2006.

Tampa Electric’s retail energy sales decreased 1.4% in the second quarter due to mild weather and changes in residential customers’ consumption patterns. Total heating and cooling degree-days for the Tampa area in the second quarter were 4% below normal and 2% below actual levels in 2006.

Year-to-date net income was $56.5 million, compared to $59.5 million in the 2006 period driven primarily by higher operations and maintenance expense and a lower contribution from the sale of excess sulfur dioxide (SO2) emissions credits. These results reflect 1.3% higher retail energy sales and off-system energy sales that were 10.5% lower than in the same period last year. The positive effects of 2.3% average retail customer growth were partially offset by total heating and cooling degree days that were 2% below normal but were 4% above 2006 actual degree days. Lower off-system energy sales were driven by the mild winter weather and lower contract sales in the first quarter of the year.

Excluding all FPSC-approved cost recovery clause related expenses, operations and maintenance expense increased by $3.4 million after tax, primarily due to higher employee-related costs, additional spending on the distribution system to comply with the FPSC-mandated storm hardening requirements and planned outage requirements on generating units. Net income also included $2.8 million of AFUDC – Equity related to the construction of the peaking generation units that entered service in April 2007, and the installation of NOx pollution control equipment, compared to $0.6 million included in the 2006 period.

Results for 2007 also reflect a $0.4 million after-tax benefit for the wholesale component of the sale of SO2 emissions credits sold in the second quarter compared to a $1.4 million after-tax benefit in 2006. In the second quarter of 2007, Tampa Electric sold approximately $17 million of excess SO2 emissions credits. While these sales primarily benefited retail customers through a reduced Environmental Cost Recovery Clause (ECRC) recovery charge, Tampa Electric recognized the benefit from the wholesale component of the sale of these credits in net income.

Purchased power for the quarter and year to date periods was higher than the corresponding periods in 2006, reflecting scheduled outage activity, including the outage of Big Bend Unit 4 in the first half of 2007 to complete the installation of SCR equipment. Because prudently incurred purchased power costs are recoverable through a cost recovery clause, changes in purchase power cost do not directly affect net income.

On Jul. 20, 2007 Tampa Electric filed a petition with the FPSC to demonstrate the need to build the 632-megawatt Polk Unit 6, a coal- and petroleum coke-fuel Integrated Gasification Combined Cycle (IGCC) facility on the site of its existing Polk Power Station. The estimated cost to build the IGCC unit was updated to $2 billion from a previously estimated cost in excess of $1.5 billion. To partially offset the higher costs associated with the IGCC unit, Tampa Electric plans to reduce all other capital spending $200 million in total in the 2008 through 2013 period.

A summary of Tampa Electric’s operating statistics for the three months and six months ended Jun. 30, 2007 and 2006 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2007	2006	% Change	2007	2006	% Change
Three months ended Jun. 30,
By Customer Type
Residential	$238.4	$234.9	1.5	2,068.3	2,138.1	(3.3)
Commercial	160.3	151.7	5.7	1,598.2	1,602.0	(0.2)
Industrial – Phosphate	17.4	15.6	11.5	249.1	236.9	5.1
Industrial – Other	30.1	29.2	3.1	334.9	349.4	(4.1)
Other sales of electricity	43.4	40.4	7.4	425.2	415.7	2.3
Deferred and other revenues (1)	10.9	32.9	(66.9)	—	—	—

	500.5	504.7	(0.8)	4,675.7	4,742.1	(1.4)
Sales for resale	17.6	17.8	(1.1)	223.1	209.2	6.6
Other operating revenue	9.0	9.2	(2.2)	—	—	—
SO2 Allowance sales	17.6	1.4	—	—	—	—

	$544.7	$533.1	2.2	4,898.8	4,951.3	(1.1)

Average customers (thousands)	666.0	651.8	2.2
Retail output to line (kilowatt hours)				5,168.6	5,275.7	(2.0)

Six months ended Jun. 30,
By Customer Type
Residential	$454.7	$439.5	3.5	3,930.9	3,982.2	(1.3)
Commercial	306.9	285.1	7.6	3,057.0	2,995.6	2.0
Industrial – Phosphate	36.1	28.9	24.9	520.5	437.6	18.9
Industrial – Other	58.8	55.4	6.1	654.6	662.1	(1.1)
Other sales of electricity	83.9	77.1	8.8	817.2	785.8	4.0
Deferred and other revenues (1)	7.4	4.3	72.1	—	—	—

	947.8	890.3	6.5	8,980.2	8,863.3	1.3
Sales for resale	33.1	38.3	(13.6)	421.2	470.3	(10.4)
Other operating revenue	18.2	19.2	(5.2)	—	—	—
SO2 Allowance sales	17.6	42.2	(58.3)	—	—	—

	$1,016.7	$990.0	2.7	9,401.4	9,333.6	0.7

Average customers (thousands)	665.4	650.3	2.3
Retail output to line (kilowatt hours)				9,580.9	9,538.7	0.4

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural gas division (Peoples Gas)

Peoples Gas reported net income of $5.4 million for the second quarter, compared to $5.9 million in the same period in 2006. Quarterly results reflect lower off-system sales and volumes transported for industrial customers, which more than offset average customer growth of 2.1%, higher sales to retail customers and higher gas transportation volumes for power generation customers. Results also reflect higher non-fuel operations and maintenance costs and higher depreciation expense due to a routine depreciation study approved by the FPSC in January. Lower 2007 volumes for industrial customers, primarily asphalt and concrete producers, reflect the slowdown in the Florida housing market.

Year-to-date net income was $16.4 million, compared to $18.5 million in the 2006 period. Year-to-date results reflect 2.1% average customer growth, but were below 2006 net income due to the same factors as the second quarter. Also, sales to weather-sensitive residential customers were lower in the first quarter due to one of the warmest January’s on record, which limited the number of heating degree days.

Significant investment in system infrastructure, increased depreciation expenses, mandatory pipeline integrity spending, generally higher employee-related costs, and increased costs for materials and subcontractors combined with lower residential customer usage (due to price elasticity and more efficient appliances) has caused Peoples Gas’ projected return on equity to be lower than in the past. Peoples Gas is considering the potential of filing for a base rate increase.

A summary of PGS’ regulated operating statistics for the three months and six months ended Jun. 30, 2007 and 2006 follows:

Tampa Electric Company – Natural gas division (Peoples Gas System)

	Operating Revenues			Therms
(millions, except average customers)	2007	2006	% Change	2007	2006	% Change
Three months ended Jun. 30,
By Customer Type
Residential	$31.0	$28.4	9.2	14.5	13.2	9.8
Commercial	41.4	38.9	6.4	92.1	88.6	4.0
Industrial	2.4	2.5	(4.0)	48.4	54.9	(11.8)
Off system sales	53.6	53.0	1.1	65.9	69.0	(4.5)
Power generation	3.6	3.8	(5.3)	117.1	114.1	2.6
Other revenues	9.4	9.3	1.1	—	—	—

	$141.4	$135.9	4.0	338.0	339.8	(0.5)
By Sales Type
System supply	109.7	104.7	4.8	96.4	97.9	(1.5)
Transportation	22.3	21.9	1.8	241.6	241.9	(0.1)
Other revenues	9.4	9.3	1.1		—	—

	$141.4	$135.9	4.0	338.0	339.8	(0.5)

Average customers (thousands)	335.2	328.3	2.1

Six months ended Jun. 30,
By Customer Type
Residential	$85.4	$90.6	(5.7)	43.6	44.5	(2.0)
Commercial	91.7	95.0	(3.5)	199.6	198.2	0.7
Industrial	4.9	5.4	(9.3)	99.8	112.8	(11.5)
Off system sales	100.4	102.3	(1.9)	128.6	126.2	1.9
Power generation	6.3	6.6	(4.5)	182.6	180.7	1.1
Other revenues	20.3	20.8	(2.4)	—	—	—

	$309.0	$320.7	(3.6)	654.2	662.4	(1.2)
By Sales Type
System supply	242.4	253.5	(4.4)	208.5	207.6	0.4
Transportation	46.3	46.4	(0.2)	445.7	454.8	(2.0)
Other revenues	20.3	20.8	(2.4)	—	—	—

	$309.0	$320.7	(3.6)	654.2	662.4	(1.2)

Average customers (thousands)	335.1	328.2	2.1

TECO Coal

TECO Coal achieved second quarter net income of $20.8 million, compared to $13.4 million in the same period in 2006. These results include an $11.0 million benefit related to synthetic fuel production in 2007, compared to a $0.7 million net cost from synthetic fuel in 2006.

Second quarter total sales were 2.2 million tons, including 1.5 million tons of synthetic fuel, compared to 2.4 million tons, including 1.5 million tons of synthetic fuel, in the second quarter of 2006. Compared to the second quarter in 2006, results reflect a 3% lower average net selling price per ton across all products, which excludes transportation allowances, reflecting a sales mix in the quarter more heavily weighted to lower priced steam coal. Sales volumes were lower than in 2006 due to planned reductions in response to weaker market conditions and continued high inventories at customers’ facilities. In 2007, the cash cost of production per ton was essentially unchanged from the second quarter of 2006, but was more than 3% below the average cost of production experienced in the full year 2006 as a result of equipment relocations and other actions taken in 2006 to stabilize production costs.

The $11.0 million of benefits from the production of synthetic fuel in the second quarter reflect a $7.9 million reduction in earnings benefits due to an estimated 19% phase-out of synthetic fuel tax credits. This phase-out reflects an estimated 2007 annual average oil price of $66/Bbl on a NYMEX basis, reflecting actual and oil futures prices at the end of the quarter. This compares to a 63% phase out and a $23.9 million reduction in the 2006 period. The results for synthetic fuel production this quarter also reflect a

$4.3 million after-tax expense from adjusting to market the valuation of the oil price hedges placed to protect the 2007 synthetic fuel benefits against high oil prices. In 2006, second quarter results included a $3.2 million after-tax benefit from mark-to-market adjustments.

TECO Coal has in place oil price hedge instruments that protect against the risk of high oil prices, reducing the value of the tax credits related to the production of synthetic fuel in 2007. The hedges protect the full gross cash benefits expected from the third-party investors for the production of synthetic fuel over the full expected average annual oil price phase-out range. Since the oil price hedges in place should provide approximately a dollar-for-dollar recovery of lost synthetic fuel revenues in the event of a phase out, TECO Coal expects full-year benefits from the production of synthetic fuel to be approximately $100 million of net cash and $65 million of net income, regardless of oil price levels. However, oil price volatility and mark-to-market accounting may introduce significant variation into quarterly results from synthetic fuel production. Actual and forecasted net income from synthetic fuel production reflects the expected 35% tax rate applied to synthetic fuel related earnings, rather than TECO Coal’s lower overall effective tax rate, which includes depletion.

The phase-out range for the synthetic fuel tax credits will be based on oil prices represented by the annual average of Producer First Purchase Prices reported by the U.S. Department of Energy. Based on the historical relationship of these prices to NYMEX prices, TECO Coal estimates the initial phase-out level for 2007 to begin at $63/Bbl on a NYMEX basis and that the tax credits would be fully phased out at $79/Bbl on a NYMEX basis. Final calculations of any reductions in benefits will not be made until after the end of the year when final oil prices are known. Changes in oil prices may cause a quarterly adjustment to results that may be either positive or negative, depending on oil futures prices at the end of each quarter.

TECO Coal recorded year-to-date net income of $63.2 million in 2007, compared to $38.1 million in the 2006 period. Year-to-date 2007 results include $41.7 million of benefits associated with the production of synthetic fuel, compared to $9.3 million of synthetic fuel benefits for the 2006 period.

Year-to-date 2007 total sales were 4.3 million tons, including 2.8 million tons of synthetic fuel, compared to 4.9 million tons, including 3.0 million tons of synthetic fuel, in the 2006 period. Results in 2007 reflect an average net per ton selling price across all products, which excludes transportation allowances, that was essentially unchanged from 2006. In 2007, the cash cost of production for the year-to-date period was essentially unchanged from 2006 but was 3% below the full year 2006 cash cost of production. Results also reflect a $1.6 million after-tax benefit in the first quarter of 2007 from the true-up of the 2006 synthetic fuel tax credit rate.

The year-to-date $41.7 million of benefits from the production of synthetic fuel reflect a $12.2 million after tax reduction in earnings benefits due to the estimated 19% phase out. This compares to the 63% phase out and a $34.8 million reduction in the 2006 year-to-date period. The year-to-date results for synthetic fuel production also reflect an $8.0 million after-tax benefit from adjusting to market the valuation of the oil price hedges placed to protect the 2007 synthetic fuel benefits against high oil prices. In 2006, year-to-date results included a $4.6 million after-tax benefit from mark-to-market adjustments.

TECO Transport

TECO Transport recorded second quarter 2007 net income of $9.6 million, compared to $6.5 million in the same period in 2006. Because of the asset held for sale classification of TECO Transport, the recording of depreciation was discontinued as of Apr. 1, 2007. TECO Transport’s second quarter results exclude $3.6 million of after-tax depreciation that would have been otherwise recorded. Second quarter results in 2006 included a $1.5 million after-tax insurance recovery and $0.8 million of after-tax direct costs associated with Hurricane Katrina damage.

Second quarter results in 2007 reflect continued strength in river barge utilization and increased third-party volumes at TECO Bulk Terminal, partially offset by lower Tampa Electric and phosphate product movements. Results also reflect higher employee-related costs and the negative impact of the timing and duration of a planned shipyard period for a tonnage tax qualified vessel. The tonnage tax provision reduces taxes on income earned by U.S. flag vessel engaged in full-time international trade, thus achieving the same tax treatment that international flag vessels receive, which keeps U.S. flag vessels competitive with non-U.S. flag vessels.

Year-to-date net income was $16.0 million in 2007, compared to $11.6 million in the 2006 period. Year-to-date 2007 results excluded the depreciation expense described above. Year-to-date results in 2006 included $2.0 million of after-tax direct costs associated with damage from Hurricane Katrina, net of the $1.5 million after-tax insurance recovery. These results reflect primarily the same factors as the second quarter, as well as higher repair costs related to first-quarter shipyard periods for oceangoing vessels. Results in 2007 also include a $0.8 million after-tax benefit related to the sale of scrap river barges and equipment no longer used at TECO Barge Line.

TECO Guatemala

TECO Guatemala reported second quarter net income of $12.8 million in 2007, compared to $8.7 million in the 2006 period. Year-to-date 2007 net income was $23.1 million, compared to $17.3 million in the 2006 period. The 2007 second quarter and year-to-date results reflect higher wheeling revenues, customer growth and higher energy sales, cost control and lower operating expenses at EEGSA and affiliated companies. The earnings from the unregulated EEGSA affiliated companies (DECA II), which provide, among other things, electricity transmission services, telecommunication carrier service, wholesale power sales to unregulated electric customers and engineering services, increased in both periods from fundamental growth in the businesses. The San José Power Station had 7% and 4% higher contract energy sales in both the quarter and year-to-date periods, respectively, and spot energy sales increased 11% and 13% in the quarter and year-to-date periods, respectively. The Alborada Power Station benefited from lower property insurance costs and higher capacity payments as scheduled under its contract. Interest expenses decreased in both periods due to lower interest rates and lower debt project-debt balances and interest income increased on higher cash balances. Results for EEGSA and affiliated companies also include a $1.9 million after-tax benefit related to an adjustment to previously estimated year-end equity balances.

Other and Eliminations

The cost for “Parent/other” in the second quarter was $23.9 million after tax, compared to a cost of $10.5 million after tax in the same period in 2006. The 2007 cost for “Parent/other” in the second quarter included $8.3 million of after-tax charges related to the proposed sale of TECO Transport. In 2006 “Parent/other” costs included an $8.1 million after-tax gain on the sale of the remaining assets of the unfinished McAdams Power Station, which had been previously impaired. Total parent interest expense declined by $4.2 million after tax in the second quarter of 2007 reflecting parent debt retirement.

The year-to-date “Parent/other” cost was $43.0 million after tax in 2007, compared to $28.7 million after tax in the 2006 period. The year-to-date cost was driven by the same factors as the quarter and the $1.8 million of after-tax charges related to the proposed sale of TECO Transport recorded in the first quarter. Year-to-date 2007 total parent interest expense declined by $5.9 million after tax.

Discontinued Operations

Second quarter and year-to-date net income from discontinued operations was $14.3 million in 2007, compared to $1.4 million in the same period of 2006. Results from discontinued operations in 2007 reflect a favorable conclusion reached with taxing authorities related to the 2005 disposition of the Union and Gila River merchant power plants. Results from discontinued operations in 2006 primarily reflect recoveries of amounts previously written-off from the smaller unregulated energy-related businesses that were sold in prior years.

Interest Charges

Total interest charges for the three months and six months ended Jun. 30, 2007 were $65.7 million and $132.8 million, respectively, compared to $70.0 million and $139.0 million for the three months and six months ended Jun. 30, 2006, respectively. Interest expense for the second quarter was lower than that for the 2006 period, due to the parent debt redemption and refinancing activities, including the retirement of $300 million of 6.125% notes in May 2007, $100 million of 8.5% junior subordinated notes in December 2006 and $71.4 million of 5.93% junior subordinated notes in January 2007, partially offset by the issuance of $250 million aggregate principal amount of 6.55% notes by Tampa Electric Company in May 2006.

Income Taxes

The provisions for income taxes from continuing operations for the 2007 second quarter and year-to-date periods were $25.3 million and $57.1 million, respectively, compared to $27.3 million and $50.0 million for the same periods in 2006. In addition to the tax on recurring operations, the 2007 and 2006 expense includes a tax benefit related to the application of the “tonnage tax” to qualified vessels.

During the six months ended Jun. 30, 2007 and 2006, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included a permanent reinvestment of foreign income under APB 23, reduction of income tax expense under the new “tonnage tax” regime, depletion, and repatriation of foreign source income to the United States.

Liquidity and Capital Resources

The table below sets forth the Jun. 30, 2007 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy and Tampa Electric credit facilities.

	Balances as of Jun. 30, 2007
(in millions)	Consolidated	Tampa Electric	Unregulated Companies	Parent
Credit facilities	$675.0	$475.0	$—	$200.0
Drawn amounts / LCs	9.5	—	—	9.5

Available credit facilities	665.5	475.0	—	190.5

Cash and short-term investments	238.3	102.7	31.7	103.9

Total liquidity	$903.8	$577.7	$31.7	$294.4

Consolidated restricted cash (not included above)	$37.4	$—	$30.2	$7.2

Consolidated restricted cash of $37.4 million included $30.0 million held in escrow until the end of 2007 related to the sale of an interest in the synthetic coal production facilities. Consolidated cash and short-term investments included $13.3 million of cash at the unregulated operating companies for normal operations and $18.4 million of consolidated short-term investments at TECO Guatemala held offshore due to the tax deferral strategy associated with EEGSA. In addition to consolidated cash, as of Jun. 30, 2007, unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $14.5 million and restricted cash of $8.2 million, which are not included in the table above.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Jun. 30, 2007. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Jun. 30, 2007
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.0 times
	Restricted payments	Shareholder equity at least $500	$1,721
	Funded debt/capital	Cannot exceed 65%	55.1%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	53.8%
Accounts receivable credit facility (3)	Debt/capital	Cannot exceed 65%	53.8%
6.25% senior notes	Debt/capital	Cannot exceed 60%	53.8%
	Limit on liens (5)	Cannot exceed $700	$126 liens outstanding
Insurance agreements relating to pollution bonds	Limit on liens (5)	Cannot exceed $378 (7.5 % of net assets)	$0 liens outstanding

TECO Energy
Credit facility (3)	Debt/EBITDA (2)	Cannot exceed 5.00 times	3.9 times
	EBITDA/interest (2)	Minimum of 2.60 times	3.7 times
	Limit on additional indebtedness	Cannot exceed $614	$0
	Dividend restriction (4)	Cannot exceed $51 per quarter	$41
$300 million note indenture	Limit on liens (5)	Cannot exceed $299 (5% of tangible assets	$0 liens outstanding
$100 million and $200 million note indentures	Restrictions on secured debt (5)	(6)	(6)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $430 (40% of tangible net assets)	$591

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements.
(4)	TECO Energy cannot declare quarterly dividends in excess of the restricted amount unless liquidity projections, demonstrating sufficient cash or cash equivalents to make each of the next three quarterly dividend payments are delivered to the Administrative Agent.
(5)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Jun. 30, 2007. TECO Energy has no debt payment obligations with respect to these financings. Although the company is not directly obligated on the debt, the equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$78.2	100%
Alborada Power Station	$10.9	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$215.3	24%

Outlook

Earnings

TECO Energy indicated in February an outlook for 2007 results from continuing operations within a range of $0.97 and $1.07 per share, excluding charges, gains and benefits from the production of synthetic fuel, but including results from TECO Transport for the full year. In 2007, reported GAAP net income will include the benefits of synthetic fuel production. TECO Energy will continue to provide information regarding the benefits from synthetic fuel production included in TECO Coal’s net income.

The February guidance was provided in the form of a range to allow for varying outcomes with respect to important variables such as weather and customer usage at the Florida utilities, pricing and demand for production at TECO Coal above contract amounts, and prices and demand for waterborne transportation services. Year-to-date Tampa Electric has experienced total degree days 4% below normal and lower residential per customer usage due to mild weather and changes in residential customers’ usage patterns. At Peoples Gas, mild winter weather reduced year-to-date sales, and customer growth has slowed due to the housing market slowdown. At TECO Coal, commodity coal prices remain weaker than 2006, and inventories remain high at customers’ facilities. Excluding any offsetting factors, the items discussed above are expected to limit the probability of TECO Energy earning at the upper end of the guidance range provided in February.

Consistent with the guidance that was provided in February and for the remainder of 2007, Tampa Electric expects customer and weather-normalized energy sales growth, higher AFUDC and Environmental Cost Recovery Clause-related earnings on its first NOx control project that entered service in May. Peoples Gas expects customer growth and therm sales growth to be more than offset by the effects of higher operation and maintenance expense and higher depreciation expense. TECO Coal expects total sales volumes below 2006 due to soft market conditions and per-ton average margins similar to 2006 levels; however, TECO Coal now expects total sales to be at the lower end of the previously provided range of 9.0 to 9.5 million tons in 2007. TECO Transport expects higher rates and improved operating efficiencies. TECO Guatemala previously indicated earnings for 2007 would be consistent with 2006 levels; however TECO Guatemala now expects 2007 earnings to be above 2006 levels given the strong year-to-date performance. Costs at the TECO Energy parent level are expected to decline due to debt retirement actions partially offset by lower investment income due to lower cash balances.

Effective Mar. 31, 2007 the assets and liabilities associated with TECO Transport were reclassified for balance sheet purposes as assets and liabilities held for sale. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), effective April 1, depreciation was no longer recorded for the TECO Transport assets. Also in accordance with the provisions of FAS 144, as a result of its significant continuing involvement with Tampa Electric related to the waterborne transportation of solid fuel, the results of TECO Transport will continue to be reflected in continuing operations.

Capital Expenditures

As previously reported, Tampa Electric’s next baseload generating capacity addition is expected to be required in 2013, and its preferred option is to self-build a 632 megawatt coal- and petroleum coke fuel Integrated Gasification Combined Cycle (IGCC) unit. The construction of the baseload unit was contingent on several factors.

On Jul. 20, 2007, Tampa Electric filed a petition with the Florida Public Service Commission to demonstrate the need to build the 632-megawatt Polk Unit 6 IGCC unit on the site of its existing Polk Power Station in Polk County Florida.

In connection with the need application filing, Tampa Electric updated its cost estimate for Polk Unit 6 based on preliminary estimates by various equipment suppliers, and estimated material quantities and construction costs. The current estimate for the total cost for Polk Unit 6 is approximately $2 billion, which includes an estimated $1.6 billion for engineering, procurement and construction, with approximately $400 million in additional related costs, such as transmission infrastructure, environmental permitting, project management, staffing and training, and contingency costs. The current forecast calls for expenditures of $1,778 million in the 2007 – 2011 period with the peak spending in 2010, and $235 million primarily in 2012 to complete construction.

In conjunction with updating the estimated cost for the IGCC unit, Tampa Electric is reviewing other capital spending plans including the need for additional peaking generation. In addition to optimizing the timing of the capital expenditures for Polk Unit 6, Tampa Electric plans to reduce other capital spending a total of $200 million in the 2008 through 2013 period to partially offset the increased cost estimate for the IGCC unit, as shown in the table below.

	Capital Expenditures
(millions)	2007	2008	2009-2011	Total
Tampa Electric
Polk Unit 6	$15	$160	$1,603	$1,778
All other capital	400	405	994	1,799

Total Tampa Electric	415	565	2,597	3,577
All other companies(1)	123	113	325	561

Total Capital	$538	$678	$2,922	$4,138

(1)	Unchanged from prior forecast.

In June 2007, Florida’s Governor signed legislation that provided for, among other things, the recovery of pre-construction costs and carrying costs of construction through the capacity cost recovery clause and a base rate increase when the plant is put in service to recover the costs of the plant. The recovery of carrying costs of construction during the construction period is expected to provide significant cash which is expected to be used to fund the construction of the plant.

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

Environmental Matters

In connection with a Climate Change Summit meeting in Miami in July 2007, the governor of Florida signed three executive orders aimed at reducing greenhouse gas emissions in the state. One of the executive orders has elements specifically affecting electric utilities in the state, including 1) a directive that the Department of Environmental Protection (DEP) develop rules for the adoption of goals for reductions of greenhouse gases within the state to 2000 levels by 2017, to 1990 levels by 2025, and by 80 percent of 1990 levels by 2050 and 2) a directive that the FPSC initiate rulemaking for a Renewable Portfolio Standard of 20% with a focus on solar and wind energy, an industry standard for interconnection of distributed generation, and rules to enable net metering for customers owning renewable generators of up to one MW of capacity. Other areas addressed in the executive orders include motor vehicle emission standards, revisions to building codes to increase energy performance of new construction, standards to increase the energy efficiency of consumer products, and direction to state government to reduce emissions in their operations. The DEP and FPSC rulemaking processes are expected to begin by August 2007.

Tampa Electric is committed to developing and implementing energy efficiency, conservation and renewable energy programs. In June 2007, Tampa Electric filed with the FPSC for permission to expand its conservation offerings to both residential and business customers, and also issued a Request for Proposal for 150 megawatts of renewable energy produced in Florida. Tampa Electric is seeking electrical, mechanical or thermal energy produced from a method that uses one or more of the following fuels or energy sources: hydrogen, biomass, solar energy, geothermal energy, wind energy, ocean energy, waste heat or hydroelectric power.

Tampa Electric currently emits approximately 15 million tons of CO2 per year. With a projected annual growth of electricity demand of 2.5%, Tampa Electric estimates an approximately 30% increase to approximately 20 million tons in 2020 due to the planned additional generation to meet customer growth. This level would be substantially the same as, or slightly below 1998 levels. In addition, Tampa Electric belongs to the U.S. Department of Energy’s Climate Challenge program and participates in the Chicago Climate Exchange, a voluntary but legally binding cap-and-trade program dedicated to reducing greenhouse gas emissions. Because of Tampa Electric’s membership in the Chicago Climate Exchange, its CO2 emissions are measured through the use of emissions monitoring equipment and audited annually by the National Association of Securities Dealers, which has certified the results thus far.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Jun. 30, 2007, there was no significant change in our exposure to interest rate risk since Dec. 31, 2006.

Credit Risk

We are exposed to credit risk as a result of our purchases and sales of energy commodities and related hedging activities. As of Jun. 30, 2007, there was no significant change in our exposure to credit risk since Dec. 31, 2006.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services and do affect the net fair value of derivatives. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. Our most significant commodity risk exposure in 2007 is the potential effect of high oil prices on our earnings and cash flows from synthetic fuel operations. In January and April of 2007, we entered into oil price hedge instruments to protect against this commodity risk exposure, as discussed more fully in the Operating Results – TECO Coal section of MD&A.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the six months ended Jun. 30, 2007:

Changes in Fair Value of Energy Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2006	$(66.8)
Additions and net changes in unrealized fair value of derivatives	59.6
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	37.9

Net fair value of energy derivatives as of Jun. 30, 2007	$30.7

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)
Total energy derivative net liabilities as of Dec. 31, 2006	$(66.8)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	16.2
Recorded in earnings	12.3
Realized net settlement of derivatives	37.9
Net option premium payments	31.1
Net purchase (sale) of existing contracts	—

Net fair value of energy derivatives as of Jun. 30, 2007	$30.7

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Jun. 30, 2007:

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Jun. 30, 2007

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(21.2)	$1.4	$(19.8)
Other external sources (1)	—	—	—
Model prices (2)	50.5	—	50.5

Total	$29.3	$1.4	$30.7

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

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

See Commitments and Contingencies, Note 10 and Subsequent Events, Note 14 to the TECO Energy, Inc. Consolidated Condensed Financial Statements and Subsequent Events, Note 12 to the Tampa Electric Company Consolidated Condensed Financial Statements, for updates to legal proceedings previously disclosed in the company’s Annual Report on Form 10-K for the period ended Dec. 31, 2006.

Item 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2006 of TECO Energy and Tampa Electric Company. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in the Annual Report on Form 10-K for the period ended Dec. 31, 2006.

Our financial condition and results could be adversely affected if our capital expenditures are greater than forecast.

We are forecasting higher levels of capital expenditures, primarily at Tampa Electric, for compliance with our environmental consent decree, to support normal customer growth, to comply with the FPSC’s mandated design changes to harden transmission and distribution facilities against hurricane damage, and to improve coal-fired generating unit reliability. We have also filed a petition with the FPSC to demonstrate Tampa Electric’s need to build its next baseload generating unit, a 632 megawatt Integrated Coal Gasification Combined Cycle (IGCC) facility. The petition was filed based on preliminary cost estimates which are subject to significant revisions at the time detailed design is performed, materials are purchased and actual construction performed. The updated planned capital expenditures based on Tampa Electric’s preliminary estimates are shown in the Capital Expenditures section of MD&A.

Our capital expenditures may exceed the estimated amount. If we are unable to maintain capital expenditures at the forecasted levels, or achieve the targeted reductions on Tampa Electric’s other capital expenditures, we may need to draw on credit facilities or access the capital markets on unfavorable terms. We cannot be sure that we will be able to obtain additional financing, in which case our financial position, earnings and credit ratings could be adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2007 – Apr. 30, 2007	22,303	$18.09	—	—
May 1, 2007 – May 31, 2007	7,233	$17.47	—	—
Jun. 1, 2007 – Jun. 30, 2007	5,409	$16.82	—	—

Total 2nd Quarter 2007	34,945	$17.77	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 2, 2007, the shareholders of TECO Energy, Inc. elected four directors and ratified the actions taken by the Audit Committee appointing PricewaterhouseCoopers LLP as TECO Energy, Inc.’s independent auditor. The following table details the voting results:

	Votes Cast For	Votes Cast Against	Abstentions	Broker Non-Vote
Election of Directors
J. P. Lacher	183,384,481	4,101,371
T. L. Rankin	183,303,431	4,182,421
W. D. Rockford	183,404,345	4,081,507
J. T. Touchton	181,839,683	5,646,169
Resolution to ratify appointment by Audit Committee of PricewaterhouseCoopers LLP as independent auditor.	183,295,027	2,613,383	1,577,422

Item 6.	EXHIBITS

Exhibits—See index on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: August 3, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 3, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	*	Loan and Trust Agreement dated as of May 1, 2007 between Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (including the form of Bond) (Exhibit 4.1, Form 8-K dated May 14, 2007 of Tampa Electric Company).

4.2	*	Sixth Supplemental Indenture dated as of May 25, 2007 between Tampa Electric Company and The Bank of New York, as trustee, supplementing the Indenture dated as of Jul. 1, 1998, as amended (Exhibit 4.18, Form 8-K dated May 25, 2007 of Tampa Electric Company).

4.3	*	6.15% Notes due 2037 (Exhibit 4.19, Form 8-K dated May 25, 2007 of Tampa Electric Company).

10.1	*	Second Amended and Restated Credit Agreement dated as of May 9, 2007, among TECO Finance, Inc., as Borrower, TECO Energy, Inc. as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.1, Form 8-K dated May 9, 2007 of TECO Energy, Inc.).

10.2	*	Second Amended and Restated Credit Agreement dated as of May 9, 2007, among Tampa Electric Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.2, Form 8-K dated May 9, 2007 of Tampa Electric Company).

10.3	*	Insurance Agreement dated as of May 14, 2007 between Tampa Electric Company and Financial Guaranty Insurance Company (Exhibit 10.1, Form 8-K dated May 14, 2007 of Tampa Electric Company).

10.4		Retention and Voluntary Retirement Agreement and General Release dated as of Jun. 11, 2007 between TECO Energy, Inc. and S. M. McDevitt.

10.5		Consulting Agreement dated as of Jun. 11, 2007 between TECO Energy, Inc. and S. M. McDevitt.

12.1		Ratio of Earnings to Fixed Charges - TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges - Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.