Form 10-Q
period 2007-09-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2007-11-02
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Oct. 29, 2007 was 210,678,423. As of Oct. 29, 2007, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 53

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

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sep. 30, 2007 and Dec. 31, 2006	3-4

Consolidated Condensed Statements of Income for the three month and nine month periods ended Sep. 30, 2007 and 2006	5-6

Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sep. 30, 2007 and 2006	7

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2007 and 2006	8

Notes to Consolidated Condensed Financial Statements	9-24

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions, except for share amounts)	Sep. 30, 2007	Dec. 31, 2006
Current assets
Cash and cash equivalents	$136.1	$441.6
Restricted cash	37.4	37.3
Receivables, less allowance for uncollectibles of $4.7 and $4.6 at Sep. 30, 2007 and Dec. 31, 2006, respectively	356.0	338.3
Inventories, at average cost
Fuel	114.8	85.0
Materials and supplies	64.3	74.6
Current regulatory assets	129.6	255.7
Current derivative assets	90.4	7.1
Prepayments and other current assets	25.0	27.3
Income tax receivables	2.1	18.8
Assets held for sale	46.8	—

Total current assets	1,002.5	1,285.7

Property, plant and equipment
Utility plant in service
Electric	5,217.7	5,030.4
Gas	908.5	877.7
Construction work in progress	344.6	334.1
Other property	339.2	841.9

Property, plant and equipment	6,810.0	7,084.1
Accumulated depreciation	(1,994.6)	(2,317.2)

Total property, plant and equipment (net)	4,815.4	4,766.9

Other assets
Deferred income taxes	526.8	630.2
Other investments	8.0	8.0
Long-term regulatory assets	233.6	231.3
Long-term derivative assets	0.9	0.1
Investment in unconsolidated affiliates	266.0	292.9
Goodwill	59.4	59.4
Deferred charges and other assets	85.4	87.3
Assets held for sale	167.2	—

Total other assets	1,347.3	1,309.2

Total assets	$7,165.2	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions, except for share amounts)	Sep. 30, 2007	Dec. 31, 2006
Current liabilities
Long-term debt due within one year
Recourse	$5.7	$566.7
Non-recourse	1.4	1.3
Jr. subordinated notes	—	71.4
Notes payable	73.0	48.0
Accounts payable	259.7	326.5
Customer deposits	136.8	129.5
Current regulatory liabilities	40.8	46.7
Current derivative liabilities	30.5	70.3
Interest accrued	82.5	50.5
Taxes accrued	60.7	25.3
Other current liabilities	16.9	14.2
Liabilities associated with assets held for sale	33.9	—

Total current liabilities	741.9	1,350.4

Other liabilities
Investment tax credits	12.7	14.7
Long-term regulatory liabilities	580.8	555.3
Long-term derivative liabilities	0.9	3.7
Deferred credits and other liabilities	468.2	496.1
Long-term debt, less amount due within one year
Recourse	3,445.4	3,202.2
Non-recourse	9.0	10.4
Liabilities associated with assets held for sale	36.9	—

Total other liabilities	4,553.9	4,282.4

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 210.6 million shares and 209.5 million shares outstanding at Sep. 30, 2007 and Dec. 31, 2006, respectively)	210.6	209.5
Additional paid in capital	1,484.1	1,466.3
Retained earnings	201.4	83.7
Accumulated other comprehensive loss	(26.7)	(30.5)

Common equity	1,869.4	1,729.0

Total capital	1,869.4	1,729.0

Total liabilities and capital	$7,165.2	$7,361.8

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Sep. 30,
(millions, except per share amounts)	2007	2006
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $30.8 in 2007 and 28.3 in 2006)	$791.9	$733.2
Unregulated	198.1	189.7

Total revenues	990.0	922.9

Expenses
Regulated operations
Fuel	251.1	226.3
Purchased power	84.5	79.4
Cost of natural gas sold	99.2	84.4
Other	75.2	70.9
Operation other expense
Mining related costs	120.3	104.1
Waterborne transportation costs	55.0	55.4
Other	3.6	5.0
Maintenance	41.1	41.5
Depreciation	59.8	70.1
Taxes, other than income	53.6	55.5
Sale of previously impaired assets	—	(5.0)
Transaction related costs	4.9	—

Total expenses	848.3	787.6

Income from operations	141.7	135.3

Other income
Allowance for other funds used during construction	0.7	0.8
Other income	25.5	35.9
Income from equity investments	15.6	14.5

Total other income	41.8	51.2

Interest charges
Interest expense	64.2	70.5
Allowance for borrowed funds used during construction	(0.3)	(0.4)

Total interest charges	63.9	70.1

Income before provision for income taxes	119.6	116.4
Provision for income taxes	47.6	42.7

Income before minority interest	72.0	73.7
Minority interest	20.8	6.0

Net income	$92.8	$79.7

Average common shares outstanding – Basic	209.2	207.9
– Diluted	210.0	208.7

Earnings per share from continuing operations – Basic	$0.44	$0.38
– Diluted	$0.44	$0.38

Earnings per share – Basic	$0.44	$0.38
– Diluted	$0.44	$0.38

Dividends paid per common share outstanding	$0.195	$0.190

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Nine months ended Sep. 30,
(millions, except per share amounts)	2007	2006
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $84.8 in 2007 and $79.1 in 2006)	$2,120.0	$2,045.7
Unregulated	557.8	576.2

Total revenues	2,677.8	2,621.9

Expenses
Regulated operations
Fuel	647.5	609.6
Purchased power	207.6	169.7
Cost of natural gas sold	299.4	295.3
Other	201.2	213.8
Operation other expense
Mining related costs	314.8	324.1
Waterborne transportation costs	164.0	160.5
Other	11.2	11.7
Maintenance	137.5	136.4
Depreciation	198.2	211.0
Taxes, other than income	167.4	165.7
Sale of previously impaired assets	—	(15.7)
Transaction related costs	21.2	—

Total expenses	2,370.0	2,282.1

Income from operations	307.8	339.8

Other income
Allowance for other funds used during construction	3.5	1.4
Other income	100.0	66.8
Income from equity investments	50.5	42.9

Total other income	154.0	111.1

Interest charges
Interest expense	198.1	209.7
Allowance for borrowed funds used during construction	(1.4)	(0.6)

Total interest charges	196.7	209.1

Income before provision for income taxes	265.1	241.8
Provision for income taxes	104.7	92.7

Income before minority interest	160.4	149.1
Minority interest	64.6	46.9

Income from continuing operations	225.0	196.0

Discontinued operations
Income from discontinued operations	—	2.3
Income tax (benefit) provision	(14.3)	0.9

Total discontinued operations	14.3	1.4

Net income	$239.3	$197.4

Average common shares outstanding – Basic	208.9	207.7
– Diluted	209.8	208.6

Earnings per share from continuing operations – Basic	$1.08	$0.94
– Diluted	$1.07	$0.94

Earnings per share from discontinued operations – Basic	$0.07	$0.01
– Diluted	$0.07	$0.01

Earnings per share – Basic	$1.15	$0.95
– Diluted	$1.14	$0.95

Dividends paid per common share outstanding	$0.580	$0.570

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions)	2007	2006	2007	2006
Net income	$92.8	$79.7	$239.3	$197.4

Other comprehensive income, net of tax
Net unrealized losses on cash flow hedges	(3.3)	(1.4)	(0.8)	(0.3)
Amortization of unrecognized benefit costs	0.7	—	1.8	—
Recognized benefit costs due to curtailment	—	—	4.1	—
Unrecognized benefits due to remeasurement	—	—	(1.3)	—

Other comprehensive (loss) income, net of tax	(2.6)	(1.4)	3.8	(0.3)

Comprehensive income	$90.2	$78.3	$243.1	$197.1

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2007	2006
Cash flows from operating activities
Net income	$239.3	$197.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	198.2	211.0
Deferred income taxes	90.6	89.6
Investment tax credits, net	(1.9)	(2.0)
Allowance for funds used during construction	(3.5)	(1.4)
Non-cash stock compensation	9.9	9.3
Gain on sale of business/assets	(27.2)	(46.5)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(7.3)	8.1
Minority interest	(64.6)	(46.9)
Derivatives	(48.7)	(0.7)
Deferred recovery clause	78.1	62.1
Receivables, less allowance for uncollectibles	(81.5)	(27.5)
Inventories	(33.9)	(8.4)
Prepayments and other deposits	0.4	10.1
Taxes accrued	53.6	41.6
Interest accrued	32.3	39.9
Accounts payable	(42.1)	(45.0)
Other	22.5	27.3

Cash flows from operating activities	414.2	518.0

Cash flows from investing activities
Capital expenditures	(359.6)	(301.7)
Allowance for funds used during construction	3.5	1.4
Net proceeds from sale of business/assets	60.8	41.7
Restricted cash	(0.1)	0.3
Distributions from unconsolidated affiliates	26.8	1.1
Other investments	(27.7)	1.1

Cash flows used in investing activities	(296.3)	(256.1)

Cash flows from financing activities
Dividends	(121.9)	(119.0)
Proceeds from the sale of common stock	9.8	6.3
Proceeds from long-term debt	444.1	327.5
Repayment of long-term debt	(840.3)	(93.1)
Minority interest	59.9	47.5
Net increase (decrease) in short-term debt	25.0	(215.0)

Cash flows used in financing activities	(423.4)	(45.8)

Net (decrease) increase in cash and cash equivalents	(305.5)	216.1
Cash and cash equivalents at beginning of period	441.6	345.7

Cash and cash equivalents at end of period	$136.1	$561.8

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary but we are able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2007 and Dec. 31, 2006, and the results of their operations and cash flows for the periods ended Sep. 30, 2007 and 2006. The results of operations for the three month and nine month periods ended Sep. 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2007.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America.

Revenues

As of Sep. 30, 2007 and Dec. 31, 2006, unbilled revenues of $47.8 million are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

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

Other Income and Minority Interest

TECO Energy earns a portion of its income indirectly through the synthetic fuel operations at TECO Coal. At Sep. 30, 2007 and 2006, TECO Coal had sold ownership interests in the synthetic fuel facilities to unrelated third-party investors equal to 98%. These investors pay for the purchase of the ownership interests as synthetic fuel is produced. The payments are based on the amount of production and sales of synthetic fuel and the related underlying value of the tax credit, which is subject to potential limitation based on the price of domestic crude oil. These payments are recorded in “Other income” in the Consolidated Condensed Statements of Income. Additionally, the outside investors make payments towards the cost of producing synthetic fuel. These payments are reflected as a benefit under “Minority interest” in the Consolidated Condensed Statements of Income, and these benefits comprise the majority of that line item.

For the three month and nine month periods ended Sep. 30, 2007, “Other income” reflected an estimated phase-out of approximately 48%, or $57.4 million and $76.1 million, respectively, reducing the benefit of the underlying value of the tax credit based on an internal estimate of the average annual price of domestic crude oil during 2007. For the three months ending Sep. 30, 2006 there was a decrease in the phase-out estimate from 63% to 39% which resulted in the recognition of approximately $24.1 million of additional gain on the sale of the ownership interest. For the nine month period ended Sep. 30, 2006, “Other income” reflected the 39% phase-out, or $46.8 million. Should the Dec. 31, 2007 estimate of the average annual price of domestic crude oil be different than this estimate, the cash payments and the benefits recognized in “Other income” and “Minority interest” will be adjusted, either positively or negatively, as part of our year end financial results for 2007.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $84.5 million and $207.6 million for the three months and nine months ended Sep. 30, 2007, respectively, compared to $79.4 million and $169.7 million for the three months and nine months ended Sep. 30, 2006, respectively. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $30.8 million and $84.8 million, respectively, for the three months and nine months ended Sep. 30, 2007, compared to $28.3 million and $79.1 million, respectively, for the three months and nine months ended Sep. 30, 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $30.7 million and $84.6 million, respectively, for the three months and nine months ended Sep. 30, 2007, compared to $28.3 million and $79.0 million, respectively, for the three months and nine months ended Sep. 30, 2006.

2. New Accounting Pronouncements

Offsetting Amounts Related to Certain Contracts

In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1. This FSP amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts by allowing an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The guidance in this FSP is effective for fiscal years ending after Nov. 15, 2007. The company is currently assessing the impact of the FSP but does not believe it will be material to its results of operations, statement of position or cash flows.

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

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in current or future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause. These gains are reflected in “Revenues-Regulated electric and gas” on the Consolidated Condensed Statements of Income.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the three months ended Sep. 30, 2007, approximately 70,000 allowances were sold resulting in proceeds of $39.0 million, compared to the three months ended Sep. 30, 2006, where approximately 4,500 allowances were sold resulting in proceeds of $2.9 million. For the nine months ended Sep. 30, 2007, approximately 105,000 allowances were sold resulting in proceeds of $56.6 million, compared to 45,000 allowances and proceeds of $43.7 million for the nine months ended Sep. 30, 2006.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year. Details of the regulatory assets and liabilities as of Sep. 30, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$63.4	$49.5

Other:
Cost recovery clauses	109.3	239.2
Post-retirement benefit asset	141.5	148.9
Deferred bond refinancing costs (2)	26.4	26.7
Environmental remediation	11.9	12.3
Competitive rate adjustment	5.1	5.5
Other	5.6	4.9

Total other regulatory assets	299.8	437.5

Total regulatory assets	363.2	487.0
Less: Current portion	129.6	255.7

Long-term regulatory assets	$233.6	$231.3

Regulatory liabilities:
Regulatory tax liability (1)	$19.1	$20.6

Other:
Deferred allowance auction credits	0.4	0.8
Cost recovery clauses	23.4	28.9
Environmental remediation	11.6	12.3
Transmission and delivery storm reserve	19.3	16.3
Deferred gain on property sales (3)	5.3	6.8
Accumulated reserve-cost of removal	542.2	516.1
Other	0.3	0.2

Total other regulatory liabilities	602.5	581.4

Total regulatory liabilities	621.6	602.0
Less: Current portion	40.8	46.7

Long-term regulatory liabilities	$580.8	$555.3

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Sep. 30, 2007	Dec. 31, 2006
Clause recoverable (1)	$115.1	$244.7
Earning a rate of return (2)	145.6	152.6
Regulatory tax assets (3)	63.4	49.5
Capital structure and other (3)	39.1	40.2

Total	$363.2	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2% rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

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

As of Jan. 1, 2007, after the implementation of FIN 48, there was approximately $14.3 million of uncertain tax positions in Discontinued Operations. During the second quarter of 2007, we recognized the $14.3 million in tax benefits as a result of reaching favorable conclusions with taxing authorities. No additional adjustments were made during the nine months ended Sep. 30, 2007.

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s consolidated federal income tax returns for the years 2003 and 2004 and issued a final Revenue Agents Report on Jun. 30, 2006. The 2005 final Revenue Agents Report was issued on May 1, 2007 with immaterial adjustments. The U.S. federal statute of limitations remains open for the year 2006 and onward. Years 2006 and 2007 are currently under examination by the IRS under the Compliance Assurance Program, a pilot program in which the company is a select participant. The company does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state and foreign jurisdictions include 2002 and onward.

The company recognizes interest and penalties associated with uncertain tax positions in “Operation other expense—Other” in the Consolidated Condensed Statements of Income. As of Jan. 1, 2007, TECO has not recorded any amounts for interest or penalties.

During the nine month periods ended Sep. 30, 2007 and 2006, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income, APB No. 23, Accounting for Taxes – Special Areas, depletion, repatriation of foreign source income to the United States and reduction of income tax expense under the “tonnage tax” regime.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension expense for pension and other postretirement benefits offered by the company. In 2007, as discussed in Note 12, Assets Held for Sale, TECO Energy initiated activities to sell TECO Transport and TECO Transport was classified as held for sale as of Mar. 31, 2007. As a result of this classification, the obligations of the Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plans were remeasured as of Mar. 31, 2007 to reflect the impact on the benefit plans due to the termination of TECO Transport employees’ participation in these plans. Curtailment costs of $0.3 million and $6.5 million were recognized in the quarter ended Jun. 30, 2007 for the SERP and the other post-retirement benefit plans, respectively, and are included in “Transaction related costs” in the Consolidated Condensed Statements of Income. Other than the remeasurement of plan obligations, no significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sep. 30,	2007	2006	2007	2006
Components of net periodic benefit expense
Service cost	$4.0	$4.0	$1.3	$1.5
Interest cost on projected benefit obligations	8.2	7.6	3.0	2.9
Expected return on assets	(9.1)	(8.9)	—	—
Amortization of:
Transition obligation	—	—	0.7	0.6
Prior service (benefit) cost	(0.1)	(0.1)	0.7	0.8
Actuarial loss	2.3	2.2	—	0.1

Pension expense	5.3	4.8	5.7	5.9
Curtailment cost	—	—	—	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$5.3	$4.8	$5.7	$5.9

Nine months ended Sep. 30,
Components of net periodic benefit expense
Service cost	$12.0	$11.9	$3.9	$4.5
Interest cost on projected benefit obligations	24.6	23.0	9.0	8.5
Expected return on assets	(27.3)	(26.8)	—	—
Amortization of:
Transition obligation	—	—	2.1	2.0
Prior service (benefit) cost	(0.3)	(0.4)	2.1	2.3
Actuarial loss	6.9	6.6	—	0.4

Pension expense	15.9	14.3	17.1	17.7
Curtailment cost	0.3	—	6.5	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$16.2	$14.3	$23.6	$17.7

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

Effective Dec. 31, 2006, in accordance with FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for regulatory purposes prescribed by FAS 71, were recorded as regulatory assets for Tampa Electric Company. For the nine months ended Sep. 30, 2007, TECO Energy and its subsidiaries reclassed $3.3 million of unamortized transition obligation, prior service cost and actuarial gains and losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the nine months ended Sep. 30, 2007, Tampa Electric Company reclassed $7.5 million of unamortized transition obligation, prior service cost and actuarial gains and losses from regulatory assets to net income as part of periodic benefit expense.

6. Short-Term Debt

At Sep. 30, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities	Sep. 30, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	73.0	—	150.0	35.0	—
TECO Energy:
5-year facility	200.0	—	9.5	200.0	—	9.5

Total	$675.0	$73.0	$9.5	$675.0	$48.0	$9.5

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 9.0 to 17.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sep. 30, 2007 and Dec. 31, 2006 was 5.60% and 5.45% respectively.

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

Tampa Electric Company $325 million bank credit facility amendment

On May 9, 2007, Tampa Electric Company amended its $325 million bank credit facility, entering into a Second Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from Oct. 11, 2010 to May 9, 2012 (subject to further extension with the consent of each lender); (ii) continued to allow Tampa Electric Company to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; (iii) allowed Tampa Electric Company to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate (compared to $50 million under the previous agreement); (iv) continued to include a $50 million letter of credit facility; (v) reduced the commitment fees and borrowing margins; and (vi) made other technical changes.

7. Long-Term Debt

Retirement of $110.6 million Plaquemines Port, Harbor, and Tunnel District (Louisiana) Marine Terminal Facilities Revenue Refunding Bonds due Sep. 1, 2007

On Sep. 1, 2007, pursuant to the terms of the indenture governing $110.6 million of Plaquemines Port, Harbor, and Tunnel District (Louisiana) Marine Terminal Facilities Revenue Refunding Bonds, Series 1985 A, B, C and D, $110.6 million principal amount of bonds were retired at maturity pursuant to their original terms. Since Apr. 1, 2007, the $110.6 million had been classified as current liabilities associated with assets held for sale as a result of the proposed sale of TECO Transport.

Retirement of $150 million Tampa Electric Company 5.375% notes due Aug. 15, 2007

On Aug. 15, 2007, pursuant to the terms of the indenture, $150 million principal amount of 5.375% Notes due Aug. 15, 2007 were retired at maturity pursuant to their original terms.

Redemption of Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds

On Aug. 1, 2007, pursuant to the terms of the indenture governing $125.8 million of Series 2007 Bonds and at Tampa Electric Company’s and the Hillsborough County Industrial Development Authority (HCIDA) direction, the trustee redeemed the Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds. The redemption price was equal to 100% of par plus accumulated but unpaid distributions to Aug. 1, 2007.

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On Jul. 25, 2007, the HCIDA issued $125.8 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Series 2007 Bonds) for the benefit of Tampa Electric Company, consisting of (a) $54.2 million Series 2007A Bonds due May 15, 2018, (b) $51.6 million of Series 2007B Bonds due Sep. 1, 2025, and (c) $20 million of Series 2007C Bonds due Nov. 1, 2020. Tampa Electric Company is responsible for payment of the interest and principal associated with the Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Aug. 1, 2007 (a) $54.2 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992 (the Series 1992 Bonds), which had a maturity date of May 15, 2018, (b) $51.605 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990 (the Series 1990 Bonds), which had a maturity date of Sep. 1, 2025, and (c) $20 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Series 1993 Bonds), which had a maturity date of Nov. 1, 2020. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Series 2007 Bonds.

The Series 2007 Bonds bear interest at an auction rate which, after an initial period for which the rate was set at 3.45% for each of the Series 2007A Bonds and the Series 2007B Bonds and at 3.65% for the Series 2007C Bonds, will be reset pursuant to an auction procedure at the end of every auction period (initially set at 7 days for the Series 2007A Bonds and the Series 2007B Bonds and 35 days for the Series 2007C Bonds). In connection with the issuance of the Series 2007 Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (FGIC) (the “Insurance Agreement”) pursuant to which FGIC issued a financial guaranty insurance policy (the “Policy”). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Series 2007 Bonds and allowed the Series 2007 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Series 2007 Bonds, subject to a number of exceptions.

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

Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project, Series 1993)

On Jun. 29, 2007, pursuant to the terms of the indenture governing $75 million of Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 and at Tampa Electric’s and the PCIDA’s direction, the trustee redeemed the Polk Series 1993 Bonds. The redemption price was equal to 102% of par plus accumulated but unpaid interest to Jun. 29, 2007.

Issuance of Tampa Electric Company 6.15% Notes due 2037

On May 15, 2007, Tampa Electric Company issued $250 million aggregate principal amount of 6.15% Notes due May 15, 2037. The 6.15% Notes were sold at 99.433% of par to yield 6.192%. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.1 million. Net proceeds were used to repay short-term debt, repay maturing long-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.15% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.15% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.15% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

Issuance of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On May 14, 2007, the PCIDA issued $75 million of PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Polk Series 2007 Bonds) for the benefit of Tampa Electric Company. Tampa Electric Company is responsible for payment of the interest and principal associated with the Polk Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Jun. 29, 2007 $75 million of the existing PCIDA Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Polk Series 1993 Bonds), which had a maturity date of Dec. 1, 2030. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the PCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Polk Series 2007 Bonds.

The Polk Series 2007 Bonds mature on Dec. 1, 2030 and bear interest at an auction rate after the initial period for which the rate was initially set at 3.80%. The rate will be reset pursuant to an auction procedure at the end of every auction period (initially set at 35 days). In connection with the issuance of the Bonds, Tampa Electric Company also entered into an insurance agreement with FGIC (Insurance Agreement) pursuant to which FGIC issued a financial guaranty insurance policy (Policy). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Bonds and allowed the Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Bonds, subject to a number of exceptions.

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

Retirement of $300 million TECO Energy 6.125% notes due May 1, 2007

On May 1, 2007, pursuant to the terms of the indenture, $300 million principal amount of 6.125% Notes due May 1, 2007 were retired at maturity pursuant to their original terms.

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

TECO Energy reported the following other comprehensive income for the three months and nine months ended Sep. 30, 2007 and 2006, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s pension plans:

Other Comprehensive Income (millions)	Three months ended Sep. 30,			Nine months ended Sep. 30,
	Gross	Tax	Net	Gross	Tax	Net
2007
Unrealized (loss) gain on cash flow hedges	$(3.3)	$(1.2)	$(2.1)	$1.3	$0.5	$0.8
Less: Gain reclassified to net income	(2.0)	(0.8)	(1.2)	(2.5)	(0.9)	(1.6)

Loss on cash flow hedges	(5.3)	(2.0)	(3.3)	(1.2)	(0.4)	(0.8)
Amortization of unrecognized benefit costs	1.1	0.4	0.7	3.3	1.5	1.8
Recognized benefit costs due to curtailment	—	—	—	6.7	2.6	4.1
Unrecognized benefits due to remeasurement	—	—	—	(2.1)	(0.8)	(1.3)

Total other comprehensive (loss) income	$(4.2)	$(1.6)	$(2.6)	$6.7	$2.9	$3.8

2006
Unrealized (loss) gain on cash flow hedges	$(1.9)	$(0.7)	$(1.2)	$0.1	$—	$0.1
Less: Gain reclassified to net income	(0.3)	(0.1)	$(0.2)	(0.6)	(0.2)	$(0.4)

Loss on cash flow hedges	(2.2)	(0.8)	(1.4)	(0.5)	(0.2)	(0.3)

Total other comprehensive loss	$(2.2)	$(0.8)	$(1.4)	$(0.5)	$(0.2)	$(0.3)

Accumulated Other Comprehensive Income (Loss) (millions)				Sep. 30, 2007		Dec. 31, 2006
Unrecognized pension losses and prior service costs(1)				$(20.7)		$(22.0)
Unrecognized other benefit losses, prior service costs and transition obligations(2)				(5.4)		(8.6)
Net unrealized (losses) gains from cash flow hedges (3)				(0.6)		0.1

Total accumulated other comprehensive loss				$(26.7)		$(30.5)

(1)	Net of tax benefit of $12.9 million and $13.9 million as of Sep. 30, 2007 and Dec. 31, 2006, respectively.
(2)	Net of tax benefit of $3.2 million and $5.5 million as of Sep. 30, 2007 and Dec. 31, 2006, respectively.
(3)	Net of tax expense of $0.4 million and $0.2 million as of Sep. 30, 2007 and Dec. 31, 2006, respectively.

9. Earnings Per Share

For the three months and nine months ended Sep. 30, 2007, stock options of 6.6 million and 5.8 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Stock options of 7.1 million for both the three months and nine months ended Sep. 30, 2006 were excluded from the computation.

Earnings Per Share (millions, except per share amounts)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2007	2006	2007	2006
Numerator
Net income from continuing operations, basic and diluted	$92.8	$79.7	$225.0	$196.0

Discontinued operations, net of tax	—	—	14.3	1.4

Net income, diluted	$92.8	$79.7	$239.3	$197.4

Denominator
Average number of shares outstanding – basic	209.2	207.9	208.9	207.7
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	3.3	3.7	3.9	3.7
Less: Treasury shares which could be purchased	(2.5)	(2.9)	(3.0)	(2.8)

Average number of shares outstanding – diluted	210.0	208.7	209.8	208.6

Earnings per share from continuing operations
Basic	$0.44	$0.38	$1.08	$0.94
Diluted	$0.44	$0.38	$1.07	$0.94
Earnings per share from discontinued operations, net
Basic	$—	$—	$0.07	$0.01
Diluted	$—	$—	$0.07	$0.01
Earnings per share
Basic	$0.44	$0.38	$1.15	$0.95
Diluted	$0.44	$0.38	$1.14	$0.95

10. Commitments and Contingencies

Legal Contingencies

Settlement of the Securities Class Action and Derivative Suits

On Jul. 12, 2007, the U.S. District Court entered a preliminary order approving the settlement of the Securities Class Action. (See Note 14, Subsequent Events for recent developments in this matter.)

On Jun. 29, 2007, the Hillsborough County Circuit Court entered a preliminary order approving the settlement of the Shareholder Derivative suit, and the hearing for the final approval of the settlement occurred on Aug. 17, 2007. It was approved, and the appeal period has passed.

West LB Letter of Credit Litigation

On Jul. 9, 2007, the U.S. Bankruptcy Court Judge ruled in favor of TPS McAdams LLC, an indirect wholly-owned subsidiary of the company, and granted its motion to dismiss West LB’s amended complaint. West LB has appealed the dismissal of its amended complaint and TPS McAdams filed a motion to recover its attorneys fees for defending the lawsuit in the event West LB was unsuccessful in its appeal. TPS McAdams has entered into a settlement agreement with West LB to drop its effort to recover attorneys fees in exchange for West LB’s dismissal of its case with prejudice.

Grupo Arbitration

Following the Bogota Chamber of Commerce’s Arbitration Tribunal’s finding in favor of an indirect wholly owned subsidiary of the company, TPS International Power, Inc. (TPSI) on Aug. 11, 2006 in a case involving a 1996 transaction related to the potential purchase of a power plant that was never consummated, the Colombian trade union filed a petition for annulment in the ordinary courts on Aug. 31, 2006. The union was ordered to file its detailed petition citing the record to substantiate its annulment claim on Oct. 12, 2006 but it failed to do so. The court-appointed Bogota Tribunal issued a confirmation that the matter was closed. In early December 2006, the union filed two separate procedural petitions asking the Bogota Tribunal to set aside its determination claiming that the union’s petition was barred due to the missed deadline, on the basis that the Tribunal’s “Notification of the Oct. 12 date” was technically deficient. On Mar. 20, 2007, the Court found against the union on procedural grounds on its petition to revoke the Court’s action vacating the petition for annulment. On Mar. 27, 2007, the union filed a petition to review the Mar. 20, 2007 ruling and TPSI has opposed that petition. In late September 2007, the Court ruled in the Company’s favor and denied the union’s petition. Under Colombian law, the matter is now considered closed although the Union has taken an extraordinary procedural tactic to attempt to appeal this decision.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $11.7 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Power Purchase Agreement

On Aug. 14, 2007, Tampa Electric Company entered into a Capacity Sale and Tolling Agreement with an outside party for 121 MW. The agreement is for 10 years and commences on Jan. 1, 2009. The agreement calls for capacity payments to reserve the total output of the facility in addition to variable charges based on power generated and start-up costs. Total commitment for capacity payments over the 10 year period is approximately $88 million, which will be recorded on a straight line basis over the term of the agreement upon commencement.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Sep. 30, 2007 is as follows:

Letters of Credit and Guarantees

(millions) Letters of Credit and Guarantees for the Benefit of:	2007	2008-2011	After (1) 2011	Total	Liabilities Recognized at Sep. 30, 2007
Tampa Electric
Letters of credit	$—	$—	$0.3	$0.3	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	20.0	20.0	1.2

	—	—	20.3	20.3	1.2

TECO Transport
Letters of credit	2.5	—	—	2.5	—

TECO Coal
Letters of credit	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	—	—	1.4	1.4	1.9

	—	—	8.1	8.1	1.9

Other subsidiaries
Guarantees:
Fuel purchase/energy management (2)	53.7	—	3.9	57.6	—

Total	$56.2	$—	$32.3	$88.5	$3.1

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2011.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sep. 30, 2007. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

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

Segment Information (1)
(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2007
Revenues - external	$646.4	$145.5	$142.1	$54.1	$1.9	$—	$990.0
Sales to affiliates	0.5	—	—	23.8	—	(24.3)	—

Total revenues	646.9	145.5	142.1	77.9	1.9	(24.3)	990.0
Equity earnings of unconsolidated affiliates	—	—	—	(0.1)	15.7	—	15.6
Depreciation	39.5	10.1	10.2	—	(0.1)	0.1	59.8
Total interest charges(1)	28.8	4.4	3.2	1.3	3.8	22.4	63.9
Internally allocated interest (1)	—	—	3.0	0.3	3.7	(7.0)	—
Provision (benefit) for taxes	38.6	2.5	9.5	5.0	1.7	(9.7)	47.6
Net income (loss) from continuing operations	$64.8	$3.8	$20.5	$11.0	$10.2	$(17.5)	$92.8

2006
Revenues - external	$601.8	$131.3	$137.1	$50.8	$1.8	$0.1	$922.9
Sales to affiliates	0.5	—	—	24.3	—	(24.8)	—

Total revenues	602.3	131.3	137.1	75.1	1.8	(24.7)	922.9
Equity earnings of unconsolidated affiliates	—	—	—	(0.4)	14.9	—	14.5
Depreciation	46.6	9.1	8.7	5.5	0.1	0.1	70.1
Total interest charges(1)	27.4	4.0	2.8	0.7	3.8	31.4	70.1
Internally allocated interest (1)	—	—	2.5	(0.5)	3.7	(5.7)	—
Provision (benefit) for taxes	34.4	2.7	9.1	3.5	2.8	(9.8)	42.7
Net income (loss) from continuing operations	$57.0	$4.2	$21.4	$3.4	$9.3	$(15.6)	$79.7

(millions) Nine months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2007
Revenues - external	$1,662.1	$457.9	$396.7	$155.0	$5.9	$0.2	$2,677.8
Sales to affiliates	1.4	—	—	76.1	—	(77.5)	—

Total revenues	1,663.5	457.9	396.7	231.1	5.9	(77.3)	2,677.8
Equity earnings of unconsolidated affiliates	—	—	—		50.5	—	50.5
Depreciation	133.2	29.9	28.8	5.6	0.3	0.4	198.2
Total interest charges(1)	84.1	12.8	9.3	3.9	11.3	75.3	196.7
Internally allocated interest (1)	—	—	8.7	(0.1)	11.0	(19.6)	—
Provision (benefit) for taxes	69.0	12.8	37.2	11.2	5.1	(30.6)	104.7
Net income (loss) from continuing operations	$121.3	$20.2	$83.7	$27.0	$33.3	$(60.5)	$225.0

2006
Revenues - external	$1,590.6	$455.0	$421.9	$148.6	$5.6	$0.2	$2,621.9
Sales to affiliates	1.7	—	—	79.0	—	(80.7)	—

Total revenues	1,592.3	455.0	421.9	227.6	5.6	(80.5)	2,621.9
Equity earnings of unconsolidated affiliates	—	—	—	(0.2)	43.1	—	42.9
Depreciation	139.7	27.3	26.9	16.5	0.4	0.2	211.0
Total interest charges(1)	80.7	11.8	7.8	3.3	11.2	94.3	209.1
Internally allocated interest (1)	—	—	7.3	(1.0)	10.9	(17.2)	—
Provision (benefit) for taxes	69.3	14.3	22.1	8.2	5.2	(26.4)	92.7
Net income (loss) from continuing operations	$116.5	$22.7	$59.5	$15.0	$26.6	$(44.3)	$196.0

Segment Information (1)
(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO(3) Transport	TECO (2) Guatemala	Other & Eliminations	TECO Energy
At Sep. 30, 2007
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	—	266.0	—	266.0
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,979.9	$767.3	$452.5	$254.5	$430.2	$280.8	$7,165.2

At Dec. 31, 2006
Goodwill	$—	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.9	276.0	14.0	292.9
Other non-current investments	—	—	—	—	—	8.0	8.0
Total assets	$4,813.7	$765.2	$389.4	$333.9	$424.6	$635.0	$7,361.8

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2007 and 2006 were at a pretax rate of 7.5% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues are exclusive of entities deconsolidated as a result of FIN 46R. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $27.1 million and $26.2 million for the three months ended Sep. 30, 2007 and 2006, respectively, and $86.7 million and $76.8 million for the nine months ended Sep. 30, 2007 and 2006, respectively
(3)	As of Sep. 30, 2007, $214.0 million of total assets are reflected on the Consolidated Condensed Balance Sheet as “Assets held for sale.” Depreciation expense on these assets ceased as of Apr. 1, 2007 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). Total depreciation expense for the three months ended Sep. 30, 2007 and the two quarters subsequent to Apr. 1, 2007 would have been $5.7 million and $11.4 million, respectively, had the assets not been held for sale.

12. Assets Held for Sale

During the first quarter of 2007, management of the company evaluated alternatives to meet or exceed TECO Energy’s debt retirement goals and to make additional investments in Tampa Electric to support the utility’s capital investment plans. Among the alternatives considered was the sale of TECO Transport. After careful consideration, management engaged a financial advisor, contacted interested bidders and initiated other activities in connection with a plan to sell this segment. In accordance with the provisions of FAS 144, it was determined that as of Mar. 31, 2007 TECO Transport met the requirements to be presented as an asset held for sale. As of the filing date of this quarterly report, an agreement has been reached between the company and an interested party. The selling price indicates that no impairment exists. See Note 14, Subsequent Events, for more details.

Below is a listing of the major classes of assets and liabilities held for sale:

Assets held for sale

(millions)	Sep. 30, 2007
Current assets	$46.8
Net property, plant and equipment	164.5
Other assets	2.7

Total assets held for sale	$214.0

Liabilities associated with assets held for sale
(millions)	Sep. 30, 2007
Other current liabilities	$33.9
Asset retirement obligations	2.2
Other deferred credits	34.7

Total liabilities associated with assets held for sale	$70.8

Also in accordance with the provisions of FAS 144, as a result of its significant continuing involvement with Tampa Electric Company related to the waterborne transportation of solid fuel, the results of TECO Transport will continue to be reflected in continuing operations. As FAS 144 requires the assets to be measured at the lower of its carrying amount or fair value, depreciation for these assets ceased beginning Apr. 1, 2007. For the three months ended Sep. 30, 2007 and the six months subsequent to Apr. 1, 2007, depreciation of $5.7 million and $11.4. million, respectively, would have been recorded had the assets of TECO Transport not been held for sale.

For the three months and nine months ended Sep. 30, 2007, TECO Energy recognized $4.9 million and $21.2 million, respectively, in transaction-related costs related to the potential sale. The estimate of total transaction-related costs to be incurred should the sale be completed by year-end is approximately $25.0 million to $30.0 million, including plan curtailment costs (see Note 5, Employee Postretirement Benefits).

13. Derivatives and Hedging

At Sep. 30, 2007, TECO Energy and its affiliates had total derivative assets and liabilities (current and non-current) of $91.3 million and $31.4 million, respectively, compared to total derivative assets and liabilities (current and non-current) of $7.2 million and $74.0 million, respectively, at Dec. 31, 2006. At Sep. 30, 2007 and Dec. 31, 2006, accumulated other comprehensive income (AOCI) included after-tax (losses) gains of ($0.6) million and $0.1 million, respectively, representing the fair value of cash flow hedges of transactions that will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from AOCI.

For the three months ended Sep. 30, 2007 and 2006, TECO Energy and its affiliates reclassified amounts from AOCI and recognized net pretax gains of $2.0 million and $0.3 million, respectively. For the nine months ended Sep. 30, 2007 and 2006, the amounts reclassified and recognized from AOCI were net pretax gains of $2.5 million and $0.6 million, respectively. (See Note 8, Other Comprehensive Income). Amounts reclassified from AOCI were primarily related to cash flow hedges of physical purchases of fuel oil. For these types of hedge relationships, the gain on the derivative reclassified from AOCI to earnings is offset by the increased expense arising from higher prices paid for spot purchases of fuel oil. Conversely, reclassification of a loss from AOCI to earnings is offset by the decreased cost of spot purchases of fuel oil. The company expects to reclass pretax gains of $2.7 million from AOCI to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2010.

As a result of applying the provisions of FAS 71, the changes in value of natural gas derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3, Regulatory). Based on the fair value of cash flow hedges at Sep. 30, 2007, net pretax losses of $26.7 million are expected to be reclassified from regulatory assets or liabilities and accumulated other comprehensive income to the Consolidated Condensed Statements of Income within the next twelve months.

For the three months and nine months ended Sep. 30, 2007, the company recognized a pretax gain of $36.4 million and $47.9 million, respectively, relating to derivatives that were not designated as either a cash flow or fair value hedge, compared to a pretax (loss) gain of ($7.0) million and $0.7 million for the three months and nine months ended Sep. 30, 2006, respectively.

14. Subsequent Events

TECO Transport Sale

On Oct. 29, 2007, TECO Diversified, Inc. (“Diversified”) entered into a Membership Interest Purchase Agreement (“MIPA”) to sell all of its ownership interest in TECO Transport Corporation (“Transport”). The MIPA provides for Transport to reorganize as a limited liability company prior to closing and for the purchaser to acquire all of the membership interests in Transport indirectly owned by TECO Energy through Diversified for $405 million, subject to a working capital adjustment. Total proceeds are expected to be between $370 million and $380 million with a gain to be recognized on the transaction. The MIPA is subject to termination by either party in certain circumstances if the transaction is not completed on or before Dec. 20, 2007. The proceeds will be used to repay long-term borrowings.

Settlement of Securities Class Action Suit

On Oct. 3, 2007, the court held a hearing for the final approval of the settlement and, on Oct. 18, 2007, the court entered its order for a final approval of the settlement. The order is subject to a 30-day appeal period. (See Note 10, Commitments and Contingencies.)

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

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sep. 30, 2007 and Dec. 31, 2006	26-27

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sep. 30, 2007 and 2006	28-29

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2007 and 2006	30

Notes to Consolidated Condensed Financial Statements	31-38

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2007	Dec. 31, 2006
Property, plant and equipment
Utility plant in service
Electric	$5,197.5	$5,026.8
Gas	908.5	877.7
Construction work in progress	327.9	318.9

Property, plant and equipment, at original costs	6,433.9	6,223.4
Accumulated depreciation	(1,784.5)	(1,760.5)

	4,649.4	4,462.9
Other property	11.7	4.4

Total property, plant and equipment (net)	4,661.1	4,467.3

Current assets
Cash and cash equivalents	19.5	5.1
Receivables, less allowance for uncollectibles of $2.6 and $1.2 at Sep. 30, 2007 and Dec. 31, 2006, respectively	321.2	234.9
Inventories
Fuel, at average cost	75.0	63.7
Materials and supplies	53.9	51.3
Current regulatory assets	129.6	255.7
Current derivative assets	0.8	0.1
Taxes receivable	—	15.0
Prepayments and other current assets	15.1	11.2

Total current assets	615.1	637.0

Deferred debits
Unamortized debt expense	22.3	20.8
Long-term regulatory assets	233.6	231.3
Long-term derivative assets	0.9	0.1
Other	13.9	8.6

Total deferred debits	270.7	260.8

Total assets	$5,546.9	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2007	Dec. 31, 2006
Capital
Common stock	$1,428.6	$1,428.6
Accumulated other comprehensive loss	(1.9)	—
Retained earnings	328.2	284.9

Total capital	1,754.9	1,713.5
Long-term debt, less amount due within one year	1,844.7	1,601.4

Total capitalization	3,599.6	3,314.9

Current liabilities
Long-term debt due within one year	5.7	156.1
Notes payable	73.0	48.0
Accounts payable	200.4	222.8
Customer deposits	136.8	129.5
Current regulatory liabilities	40.8	46.7
Current derivative liabilities	30.5	70.3
Current deferred income taxes	15.3	50.4
Interest accrued	37.5	26.6
Taxes accrued	81.5	19.4
Other	11.3	11.2

Total current liabilities	632.8	781.0

Deferred credits
Non-current deferred income taxes	408.2	390.5
Investment tax credits	12.6	14.6
Long-term derivative liabilities	0.8	3.7
Long-term regulatory liabilities	580.8	555.3
Other	312.1	305.1

Total deferred credits	1,314.5	1,269.2

Total liabilities and capital	$5,546.9	$5,365.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sep. 30,
(millions, except per share amounts)	2007	2006
Revenues
Electric (includes franchise fees and gross receipts taxes of $26.0 in 2007 and $23.7 in 2006)	$646.9	$602.2
Gas (includes franchise fees and gross receipts taxes of $4.8 in 2007 and $4.6 in 2006)	145.3	131.3

Total revenues	792.2	733.5

Expenses
Operations
Fuel	275.0	250.6
Purchased power	84.5	79.4
Cost of natural gas sold	99.2	84.4
Other	75.0	70.8
Maintenance	26.1	23.7
Depreciation	49.6	55.7
Taxes, federal and state	40.4	36.4
Taxes, other than income	44.0	44.6

Total expenses	693.8	645.6

Income from operations	98.4	87.9

Other income
Allowance for other funds used during construction	0.7	0.8
Taxes, non-utility federal and state	(0.7)	(0.7)
Other income, net	3.4	4.6

Total other income	3.4	4.7

Interest charges
Interest on long-term debt	30.6	28.0
Other interest	2.9	3.8
Allowance for borrowed funds used during construction	(0.3)	(0.4)

Total interest charges	33.2	31.4

Net income	$68.6	$61.2

Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges	(1.9)	—

Other comprehensive loss, net of tax	(1.9)	—

Comprehensive Income	$66.7	$61.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sep. 30,
(millions, except per share amounts)	2007	2006
Revenues
Electric (includes franchise fees and gross receipts taxes of $66.4 in 2007 and $61.7 in 2006)	$1,663.5	$1,591.9
Gas (includes franchise fees and gross receipts taxes of $18.4 in 2007 and $17.4 in 2006)	457.4	455.0

Total revenues	2,120.9	2,046.9

Expenses
Operations
Fuel	723.7	688.6
Purchased power	207.6	169.7
Cost of natural gas sold	299.4	295.3
Other	200.7	213.4
Maintenance	86.2	80.4
Depreciation	163.1	167.0
Taxes, federal and state	80.1	81.9
Taxes, other than income	133.4	131.5

Total expenses	1,894.2	1,827.8

Income from operations	226.7	219.1

Other income
Allowance for other funds used during construction	3.5	1.4
Taxes, non-utility federal and state	(1.7)	(1.7)
Other income, net	9.9	12.9

Total other income	11.7	12.6

Interest charges
Interest on long-term debt	88.6	78.7
Other interest	9.7	14.4
Allowance for borrowed funds used during construction	(1.4)	(0.6)

Total interest charges	96.9	92.5

Net income	$141.5	$139.2

Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges	(1.9)	—

Other comprehensive loss, net of tax	(1.9)	—

Comprehensive Income	$139.6	$139.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2007	2006
Cash flows from operating activities
Net income	$141.5	$139.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	163.1	167.0
Deferred income taxes	(31.5)	(14.5)
Investment tax credits, net	(1.9)	(1.9)
Allowance for funds used during construction	(3.5)	(1.4)
Deferred recovery clause	78.1	62.1
Receivables, less allowance for uncollectibles	(86.4)	(27.2)
Inventories	(13.8)	2.3
Prepayments	(3.9)	(6.3)
Taxes accrued	77.2	70.1
Interest accrued	10.8	9.1
Accounts payable	(41.1)	(33.9)
Gain on sale of business/assets	(0.3)	—
Other	16.0	32.4

Cash flows from operating activities	304.3	397.0

Cash flows from investing activities
Capital expenditures	(307.8)	(287.2)
Allowance for funds used during construction	3.5	1.4
Net proceeds from sale of business/assets	0.5	—
Other	—	(1.4)

Cash flows used in investing activities	(303.8)	(287.2)

Cash flows from financing activities
Proceeds from long-term debt	444.1	327.4
Repayment of long-term debt	(356.9)	(91.8)
Net increase (decrease) in short-term debt	25.0	(215.0)
Dividends	(98.3)	(107.6)

Cash flows from (used in) financing activities	13.9	(87.0)

Net increase in cash and cash equivalents	14.4	22.8
Cash and cash equivalents at beginning of period	5.1	17.4

Cash and cash equivalents at end of period	$19.5	$40.2

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

Revenues

As of Sep. 30, 2007 and Dec. 31, 2006, unbilled revenues of $47.8 million are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $84.5 million and $207.6 million for the three months and nine months ended Sep. 30, 2007, respectively, compared to $79.4 million and $169.7 million for the three months and nine months ended Sep. 30, 2006, respectively. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $30.8 million and $84.8 million, respectively, for the three months and nine months ended Sep. 30, 2007, compared to $28.3 million and $79.1 million, respectively, for the three months and nine months ended Sep. 30, 2006. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $30.7 million and $84.6 million, respectively, for the three months and nine months ended Sep. 30, 2007, compared to $28.3 million and $79.0 million, respectively, for the three months and nine months ended Sep. 30, 2006.

2. New Accounting Pronouncements

Offsetting Amounts Related to Certain Contracts

In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1. This FSP amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts by allowing an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The guidance in this FSP is effective for fiscal years ending after Nov. 15, 2007. The company is currently assessing the impact of the FSP but does not believe it will be material to its results of operations, statement of position or cash flows.

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

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and, once allocated, may be bought, sold, traded or banked for use in current or future years. In addition, the EPA withholds a small percentage of the annual SO2 allowances it allocates to utilities for auction sales. Any resulting auction proceeds are then forwarded to the respective utilities. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause. These gains are reflected in “Revenues-Electric” on the Consolidated Condensed Statements of Income.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance and allowances available. The SO2 allowances unneeded and sold resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

During the three months ended Sep. 30, 2007, approximately 70,000 allowances were sold resulting in proceeds of $39.0 million, compared to the three months ended Sep. 30, 2006, where approximately 4,500 allowances were sold resulting in proceeds of $2.9 million. For the nine months ended Sep 30, 2007, approximately 105,000 allowances were sold resulting in proceeds of $56.6 million, compared to 45,000 allowances and proceeds of $43.7 million for the nine months ended Sep. 30, 2006.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC).

Tampa Electric and PGS apply the accounting treatment permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year. Details of the regulatory assets and liabilities as of Sep. 30, 2007 and Dec. 31, 2006 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2007	Dec. 31, 2006
Regulatory assets:
Regulatory tax asset (1)	$63.4	$49.5

Other:
Cost recovery clauses	109.3	239.2
Post-retirement benefit asset	141.5	148.9
Deferred bond refinancing costs (2)	26.4	26.7
Environmental remediation	11.9	12.3
Competitive rate adjustment	5.1	5.5
Other	5.6	4.9

Total other regulatory assets	299.8	437.5

Total regulatory assets	363.2	487.0
Less: Current portion	129.6	255.7

Long-term regulatory assets	$233.6	$231.3

Regulatory liabilities:
Regulatory tax liability (1)	$19.1	$20.6

Other:
Deferred allowance auction credits	0.4	0.8
Cost recovery clauses	23.4	28.9
Environmental remediation	11.6	12.3
Transmission and delivery storm reserve	19.3	16.3
Deferred gain on property sales (3)	5.3	6.8
Accumulated reserve-cost of removal	542.2	516.1
Other	0.3	0.2

Total other regulatory liabilities	602.5	581.4

Total regulatory liabilities	621.6	602.0
Less: Current portion	40.8	46.7

Long-term regulatory liabilities	$580.8	$555.3

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details our regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Sep. 30, 2007	Dec. 31, 2006
Clause recoverable (1)	$115.1	$244.7
Earning a rate of return (2)	145.6	152.6
Regulatory tax assets (3)	63.4	49.5
Capital structure and other (3)	39.1	40.2

Total	$363.2	$487.0

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar for dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns an 8.2 % rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the nine months ended Sep. 30, 2007 and 2006 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Tampa Electric Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 provides that the tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Tampa Electric Company adopted the provisions of FIN 48 effective Jan. 1, 2007 with no impact. Tampa Electric Company recognizes accrued interest and penalties associated with uncertain tax positions in “Operation other expense—Other” in the Consolidated Statements of Income. For the nine months ended Sep. 30, 2007, Tampa Electric Company did not record any amounts of interest or penalties.

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Sep. 30, 2007 and 2006, respectively, was $3.5 million and $3.3 million for pension benefits, and $3.6 million and $3.5 million for other postretirement benefits. For the nine months ended Sep. 30, 2007 and 2006, respectively, net pension expense was $10.5 million and $10.0 million for pension benefits, and $10.9 million and $10.5 million for other postretirement benefits.

Included in the benefit expenses discussed above, for the nine months ended Sep. 30, 2007, Tampa Electric Company reclassed $7.5 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

For the fiscal 2007 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 5.85% at its Sep. 30, 2006 measurement date.

6. Short-Term Debt

At Sep. 30, 2007 and Dec. 31, 2006, the following credit facilities and related borrowings existed:

Credit Facilities

	Sep. 30, 2007			Dec. 31, 2006
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$—	$—	$325.0	$13.0	$—
1-year accounts receivable facility	150.0	73.0	—	150.0	35.0	—

Total	$475.0	$73.0	$—	$475.0	$48.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 9.0 to 17.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sep. 30, 2007 and Dec. 31, 2006 was 5.60% and 5.45%, respectively.

Tampa Electric Company $325 million bank credit facility amendment

On May 9, 2007, Tampa Electric Company amended its $325 million bank credit facility, entering into a Second Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from Oct. 11, 2010 to May 9, 2012 (subject to further extension with the consent of each lender); (ii) continued to allow Tampa Electric Company to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; (iii) allowed Tampa Electric Company to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate (compared to $50 million under the previous agreement); (iv) continued to include a $50 million letter of credit facility; (v) reduced the commitment fees and borrowing margins; and (vi) made other technical changes.

7. Long-Term Debt

Retirement of $150 million Tampa Electric Company 5.375% notes due Aug. 15, 2007

On Aug. 15, 2007, pursuant to the terms of the indenture, $150 million principal amount of 5.375% Notes due Aug. 15, 2007 were retired at maturity pursuant to their original terms

Redemption of Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds

On Aug. 1, 2007, pursuant to the terms of the indenture governing $125.8 million of Series 2007 Bonds and at Tampa Electric Company’s and the Hillsborough County Industrial Development Authority (HCIDA)’s direction, the trustee redeemed the Series 1990 Bonds, Series 1992 Bonds and Series 1993 Bonds. The redemption price was equal to 100% of par plus accumulated but unpaid distributions to Aug. 1, 2007.

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On Jul. 25, 2007, the HCIDA issued $125.8 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Series 2007 Bonds) for the benefit of Tampa Electric Company, consisting of (a) $54.2 million Series 2007A Bonds due May 15, 2018, (b) $51.6 million of Series 2007B Bonds due Sep. 1, 2025, and (c) $20 million of Series 2007C Bonds due Nov. 1, 2020. Tampa Electric Company is responsible for payment of the interest and principal associated with the Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Aug. 1, 2007 (a) $54.2 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Gannon Coal Conversion Project), Series 1992 (the Series 1992 Bonds), which had a maturity date of May 15, 2018 (b) $51.605 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1990 (the Series 1990 Bonds), which had a maturity date of Sep. 1, 2025, and (c) $20 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Series 1993 Bonds), which had a maturity date of Nov. 1, 2020. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Series 2007 Bonds.

The Series 2007 Bonds bear interest at an auction rate which, after an initial period for which the rate was set at 3.45% for each of the Series 2007A Bonds and the Series 2007B Bonds and at 3.65% for the Series 2007C Bonds, will be reset pursuant to an auction procedure at the end of every auction period (initially set at 7 days for the Series 2007A Bonds and the Series 2007B Bonds and 35 days for the Series 2007C Bonds). In connection with the issuance of the Series 2007 Bonds, Tampa Electric Company also entered into an insurance agreement with Financial Guaranty Insurance Company (FGIC) (the “Insurance Agreement”) pursuant to which FGIC issued a financial guaranty insurance policy (the “Policy”). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Series 2007 Bonds and allowed the Series 2007 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Series 2007 Bonds, subject to a number of exceptions.

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

Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project, Series 1993)

On Jun. 29, 2007, pursuant to the terms of the indenture governing $75 million of Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 and at Tampa Electric’s and the PCIDA’s direction, the trustee redeemed the Polk Series 1993 Bonds. The redemption price was equal to 102% of par plus accumulated but unpaid interest to Jun. 29, 2007.

Issuance of Tampa Electric Company 6.15% Notes due 2037

On May 15, 2007, Tampa Electric Company issued $250 million aggregate principal amount of 6.15% Notes due May 15, 2037. The 6.15% Notes were sold at 99.433% of par to yield 6.192%. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $246.1 million. Net proceeds were used to repay short-term debt, repay maturing long-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the 6.15% Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of 6.15% Notes to be redeemed or (ii) the present value of the remaining payments of principal and interest on the 6.15% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

Issuance of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007

On May 14, 2007, the PCIDA issued $75 million of PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 (the Polk Series 2007 Bonds) for the benefit of Tampa Electric Company. Tampa Electric Company is responsible for payment of the interest and principal associated with the Polk Series 2007 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire on Jun. 29, 2007 $75 million of the existing PCIDA Solid Waste Disposal Facility Revenue Bonds (Tampa Electric Company Project), Series 1993 (the Polk Series 1993 Bonds), which had a maturity date of Dec. 1, 2030. Costs of the issuance were paid from available funds of Tampa Electric Company. Tampa Electric Company entered into a Loan and Trust Agreement with the PCIDA, as issuer, and The Bank of New York Trust Company, N.A., as trustee, in connection with the issuance of the Polk Series 2007 Bonds.

The Polk Series 2007 Bonds mature on Dec. 1, 2030 and bear interest at an auction rate after the initial period for which the rate was initially set at 3.80%. The rate will be reset pursuant to an auction procedure at the end of every auction period (initially set at 35 days). In connection with the issuance of the Bonds, Tampa Electric Company also entered into an insurance agreement with FGIC (Insurance Agreement) pursuant to which FGIC issued a financial guaranty insurance policy (Policy). The Policy provides insurance for Tampa Electric Company’s obligation for payment on the Bonds and allowed the Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the Insurance Agreement will, among other things, limit Tampa Electric Company’s ability to incur certain liens without ratably securing the Bonds, subject to a number of exceptions.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2007, Tampa Electric Company has estimated its ultimate financial liability to be approximately $11.7 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Power Purchase Agreement

On Aug. 14, 2007, Tampa Electric Company entered into a Capacity Sale and Tolling Agreement with an outside party for 121 MW. The agreement is for 10 years and commences on Jan. 1, 2009. The agreement calls for capacity payments to reserve the total output of the facility in addition to variable charges based on power generated and start-up costs. Total commitment for capacity payments over the 10 year period is approximately $88 million, which will be recovered on a straight line basis over the term of the agreement upon commencement.

Guarantees and Letters of Credit

At Sep. 30, 2007, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Sep. 30, 2007, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amount of $20.0 million and $0.3 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2007, Tampa Electric Company was in compliance with applicable financial covenants.

9. Related Parties

In October 2003, Tampa Electric signed a five-year contract renewal with an affiliate company, TECO Transport, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. For the nine months ended Sep. 30, 2007 and 2006, Tampa Electric paid TECO Transport $76.1 million and $79.0 million, respectively.

10. Segment Information

(millions)	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
Three months ended Sep. 30,
2007
Revenues - external	$646.4	$145.5	$—	$791.9
Sales to affiliates	0.5	—	(0.2)	0.3

Total revenues	646.9	145.5	(0.2)	792.2
Depreciation	39.5	10.1	—	49.6
Total interest charges	28.8	4.4	—	33.2
Provision for taxes	38.6	2.5	—	41.1
Net income	$64.8	$3.8	$—	$68.6

2006
Revenues - external	$601.8	$131.3		$733.1
Sales to affiliates	0.5	—	(0.1)	0.4

Total revenues	602.3	131.3	(0.1)	733.5
Depreciation	46.6	9.1	—	55.7
Total interest charges	27.4	4.0	—	31.4
Provision for taxes	34.4	2.7	—	37.1
Net income	$57.0	$4.2	$—	$61.2

Nine months ended Sep. 30,
2007
Revenues - external	$1,662.1	$457.9	$—	$2,120.0
Sales to affiliates	1.4	—	(0.5)	0.9

Total revenues	1,663.5	457.9	(0.5)	2,120.9
Depreciation	133.2	29.9	—	163.1
Total interest charges	84.1	12.8	—	96.9
Provision for taxes	69.0	12.8	—	81.8
Net income	$121.3	$20.2	$—	$141.5

Total assets at Sep. 30, 2007	$4,798.2	$755.6	$(6.9)	$5,546.9

2006
Revenues - external	$1,590.6	$455.0	$(0.4)	$2,045.2
Sales to affiliates	1.7	—	—	1.7

Total revenues	1,592.3	455.0	(0.4)	2,046.9
Depreciation	139.7	27.3	—	167.0
Total interest charges	80.7	11.8	—	92.5
Provision for taxes	69.3	14.3	—	83.6
Net income	$116.5	$22.7	$—	$139.2

Total assets at Dec. 31, 2006	$4,620.7	$748.9	$(4.5)	$5,365.1

11.	Derivatives and Hedging

At Sep. 30, 2007 and Dec. 31, 2006, the company had net derivative liabilities of $29.6 million and $73.8 million, respectively. As a result of applying the provisions of FAS 71, the changes in value of natural gas derivatives are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities. Included in the net derivative liability as of Sep. 30, 2007 are $3.0 million in interest rate swaps related to the forecasted issuance of debt in 2008. These swaps qualify and are accounted for as cash flow hedges and the changes in fair value are recorded in other comprehensive income.

Based on the fair values of derivatives at Sep. 30, 2007, net pretax losses of $26.7 million are expected to be reclassified from regulatory assets or liabilities and accumulated other comprehensive income to the Consolidated Condensed Statements of Income within the next twelve months. However, these amounts and other future reclassifications from regulatory assets or liabilities and accumulated other comprehensive income will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2009.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Form 10-Q , except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities that could impact operations; uncertainty related to any sale of TECO Transport; additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions in Tampa Electric’s service area affecting energy sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes; commodity price and operating cost changes affecting the production levels and margins at TECO Coal and margins at TECO Transport; fuel cost recoveries and cash at Tampa Electric or natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in electric tariffs or contract terms affecting TECO Guatemala’s operations; changes in the oil price relationship between the Department of Energy’s Producer First Purchase Price and oil futures prices as reported on NYMEX, which affects the synthetic fuel tax credit phase-out range; the actual change in inflation in 2007, which affects the final value of the synthetic fuel related tax credits; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for the federal income tax credits; and TECO Coal’s exposure to any changes in law, regulation or administration that would retroactively impact the federal income tax credits from the production of synthetic fuel or the related benefits that have been recognized to date. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2006 as updated by the information contained in Item 1A of this Form 10-Q.

Earnings Summary - Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2007	2006	2007	2006
Consolidated revenues	$990.0	$922.9	$2,677.8	$2,621.9

Net income from continuing operations	92.8	79.7	225.0	196.0
Discontinued operations	—	—	14.3	1.4

Net income	$92.8	$79.7	$239.3	$197.4

Average common shares outstanding
Basic	209.2	207.9	208.9	207.7
Diluted	210.0	208.7	209.8	208.6

Earnings per share - basic
Continuing operations	$0.44	$0.38	$1.08	$0.94
Discontinued operations	—	—	0.07	0.01

Earnings per share - basic	$0.44	$0.38	$1.15	$0.95

Earnings per share - diluted
Continuing operations	$0.44	$0.38	$1.07	$0.94
Discontinued operations	—	—	0.07	0.01

Earnings per share - diluted	$0.44	$0.38	$1.14	$0.95

Operating Results

Three Months Ended Sep. 30, 2007:

Third quarter net income and net income from continuing operations was $92.8 million or $0.44 per share, compared to $79.7 million or $0.38 per share in the third quarter of 2006. In 2007, third quarter net income included a $13.1 million, or $0.06 per share, net benefit to earnings from the production of synthetic fuel, compared to $13.8 million, or $0.06 per share, in the 2006 period. Results included a $3.0 million after-tax charge for transaction-related costs associated with the pending sale of TECO Transport and a $3.6 million after-tax benefit from not recording depreciation expense due to its classification as Assets Held for Sale. Third quarter 2006 results included a $2.6 million after-tax gain from the sale of an unused steam turbine and a $0.2 million after-tax charge for hurricane-related repairs at TECO Transport.

Nine Months Ended Sep. 30, 2007:

Year-to-date net income and earnings per share were $239.3 million or $1.15 per share in 2007, compared to $197.4 million or $0.95 per share in the same period in 2006. Year-to-date net income and earnings per share from continuing operations were $225.0 million or $1.08 per share in 2007, compared to $196.0 million or $0.94 per share in the same period in 2006. In 2007, results reflect a $14.3 million tax benefit recorded in discontinued operations in the second quarter as a result of reaching a favorable conclusion with taxing authorities related to the 2005 disposition of the Union and Gila River merchant power plants.

Year-to-date 2007 net income included a $54.8 million, or $0.26 per share, net benefit to earnings from the production of synthetic fuel, compared to a net benefit of $23.1 million, or $0.11 per share, in the 2006 period. In addition to the third quarter factors, year-to-date results reflect the $10.0 million of after-tax charges for transaction-related costs associated with the pending sale of TECO Transport recorded in prior quarters, a $3.6 million after-tax benefit at TECO Transport in the second quarter from not recording depreciation expense due to its classification as Assets Held for Sale, as well as the $14.3 million after-tax gain in discontinued operations related to the disposition of the Union and Gila River power stations. Year-to-date 2006 results included a net $2.3 million of after-tax costs for hurricane-related repairs at TECO Transport and associated insurance recovery, an $8.1 million after-tax gain on the sale of the remaining McAdams Power Station assets and a $2.6 million after-tax gain on the sale of an unused steam turbine.

Tampa Electric Company – Electric division (Tampa Electric)

Net income for the third quarter was $64.8 million, compared with $57.0 million for the same period in 2006. Results for the quarter reflect significantly higher retail energy sales due to more favorable weather, 1.8% average customer growth, increased sales to other utilities and the benefits of lower deprecation and property tax expenses discussed below. Net income included $0.7 million of Allowance for Funds Used During Construction (AFUDC)–equity, which represents allowed equity cost capitalized to construction costs, related to the installation of nitrogen oxide (NOx) pollution control equipment, which was in line with the 2006 period. Operations and maintenance expense, excluding all Florida Public Service Commission (FPSC)-approved cost recovery clauses, increased $2.8 million after tax in the third quarter of 2007 reflecting higher employee-related costs. Interest expense increased $0.9 million after tax due to higher levels of long-term debt outstanding.

Depreciation expense decreased $4.4 million after tax, reflecting nine months of lower depreciation rates as a result of a depreciation study approved by the FPSC in the third quarter. Property tax expense decreased $1.7 million after tax, reflecting primarily nine months of lower property tax rates effective in the third quarter as a result of legislation passed in Florida to reduce property taxes. Lower property tax expense also reflects adjustments to property valuations agreed to with various taxing authorities in the third quarter.

Tampa Electric’s retail energy sales increased 4.8% in the third quarter, due to favorable weather partially offset by changes in residential customers’ consumption patterns due to a higher percentage of smaller, more efficient, multi-family new residences being built, voluntary conservation due to higher prices for all forms of energy, and the slow down in the Florida housing market. Total cooling degree-days for the Tampa area in the third quarter were 5% above normal and 7% above actual 2006 levels.

Year-to-date net income was $121.3 million, compared to $116.5 million in the 2006 period. These results were driven primarily by lower depreciation and property tax expense and higher retail energy sales partially offset by higher operations and maintenance and interest expense. These results reflect 2.7% higher retail energy sales and off-system energy sales that were 0.9% lower than in the same period last year. The positive effects of 2.1% average retail customer growth and total heating and cooling degree days that were 1% above normal and 5% above actual 2006 total degree days were partially offset by changes in residential customer consumption patterns. Lower off-system energy sales were driven by the mild winter weather and lower contract sales in the first quarter of the year.

Excluding all FPSC-approved cost recovery clause-related expenses, operations and maintenance expense increased by $6.1 million after tax, primarily due to higher employee-related costs, additional spending on the distribution system to comply with the FPSC-mandated storm hardening requirements and planned outage requirements on generating units. Net income also included $3.5 million of AFUDC–equity related to the construction of the peaking generation units that entered service in April 2007, and the installation of NOx pollution control equipment, compared to $1.4 million included in the 2006 period.

Results for 2007 also reflect a $1.3 million after-tax benefit for the wholesale component of the sale of sulfur dioxide (SO2) emissions credits, compared to a $1.4 million after-tax benefit in 2006. Through Sep. 30, 2007, Tampa Electric had sold approximately $57 million of excess SO2 emissions credits. While these sales primarily benefited retail customers through a reduced Environmental Cost Recovery Clause (ECRC) charge, Tampa Electric recognized the benefit from the wholesale component of the sale of these credits in net income.

Tampa Electric’s year-to-date total other operations expense, which includes FPSC cost recovery items, is $8.0 million after tax below 2006 levels, reflecting primarily the regulatory accounting treatment for deferred Environmental Cost Recovery Clause expense due to the delay in the planned sales of timing of SO2 emissions credits in the first and second quarters of 2007.

A summary of Tampa Electric’s operating statistics for the three months and nine months ended Sep. 30, 2007 and 2006 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2007	2006	% Change	2007	2006	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$327.0	$295.9	10.5	2,892.3	2,733.2	5.8
Commercial	184.7	167.6	10.2	1,869.5	1,787.9	4.6
Industrial – Phosphate	18.3	16.1	13.7	262.0	247.0	6.1
Industrial – Other	30.7	29.5	4.1	343.1	352.4	(2.6)
Other sales of electricity	47.9	43.7	9.6	478.5	456.6	4.8
Deferred and other revenues (1)	(30.1)	19.4	(255.2)	—	—	—

	578.5	572.2	1.1	5,845.4	5,577.1	4.8
Sales for resale	18.7	16.7	12.0	249.4	206.0	21.1
Other operating revenue	10.6	10.5	1.0	—	—	—
SO2 Allowance sales	39.0	2.9	1,244.8	—	—	—

	$646.8	$602.3	7.4	6,094.8	5,783.1	5.4

Average customers (thousands)	666.6	654.8	1.8
Retail output to line (kilowatt hours)				6,113.8	5,908.6	3.5

Nine months ended Sep. 30,
By Customer Type
Residential	$781.7	$735.4	6.3	6,823.2	6,715.5	1.6
Commercial	491.6	452.8	8.6	4,926.5	4,783.5	3.0
Industrial – Phosphate	54.4	45.0	20.9	782.5	684.6	14.3
Industrial – Other	89.4	85.0	5.2	997.7	1,014.5	(1.7)
Other sales of electricity	131.8	120.7	9.2	1,295.7	1,242.4	4.3
Deferred and other revenues (1)	(22.7)	23.7	(195.8)	—	—	—

	1,526.2	1,462.6	4.3	14,825.6	14,440.5	2.7
Sales for resale	51.9	55.1	(5.8)	670.6	676.3	(0.8)
Other operating revenue	28.7	29.6	(3.0)	—	—	—
SO2 Allowance sales	56.7	45.0	26.0	—	—	—

	$1,663.5	$1,592.3	4.5	15,496.2	15,116.8	2.5

Average customers (thousands)	665.8	651.8	2.1
Retail output to line (kilowatt hours)				15,694.7	15,447.3	1.6

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural gas division (Peoples Gas)

Peoples Gas reported net income of $3.8 million for the third quarter, compared to $4.2 million in the same period in 2006. Quarterly results reflect average customer growth of 1.4% and higher low-margin off-system sales and volumes transported for power generation customers, which were offset by lower sales to retail customers. Results also reflect nine months benefit of lower property tax rates effective in the third quarter and higher depreciation expense due to a routine depreciation study approved by the FPSC in January. Lower 2007 volumes for retail customers reflect changes in customer usage patterns and lower sales to industrial customers, such as asphalt and concrete producers, that are impacted by the slowdown in the Florida housing market.

Year-to-date net income was $20.2 million, compared to $22.7 million in the 2006 period. Year-to-date results reflect 1.9% average customer growth, the same factors described for the third quarter, and slightly higher non-fuel operations and maintenance expenses. Also, sales to weather-sensitive residential customers were lower in the first quarter due to one of the warmest months of January on record, which limited the number of heating degree-days.

A summary of PGS’ regulated operating statistics for the three months and nine months ended Sep. 30, 2007 and 2006 follows:

Tampa Electric Company – Natural gas division (Peoples Gas System)

	Operating Revenues			Therms
(millions, except average customers)	2007	2006	% Change	2007	2006	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$23.2	$22.6	2.7	10.0	10.2	(2.0)
Commercial	31.4	33.0	(4.8)	79.8	82.5	(3.3)
Industrial	2.4	3.5	(31.4)	42.2	47.6	(11.3)
Off system sales	73.8	54.0	36.7	97.7	68.6	42.4
Power generation	4.9	4.4	11.4	172.4	142.7	20.8
Other revenues	8.4	12.6	(33.3)	—	—	—

	$144.1	$130.1	10.8	402.1	351.6	14.4
By Sales Type
System supply	$114.3	$96.6	18.3	121.0	95.2	27.1
Transportation	21.4	20.9	2.4	281.1	256.4	9.6
Other revenues	8.4	12.6	(33.3)		—	—

	$144.1	$130.1	10.8	402.1	351.6	14.4

Average customers (thousands)	333.5	328.8	1.4

Nine months ended Sep. 30,
By Customer Type
Residential	$108.6	$113.2	(4.1)	53.6	54.7	(2.0)
Commercial	123.1	128.0	(3.8)	279.4	280.7	(0.5)
Industrial	7.3	8.9	(18.0)	142.0	160.4	(11.5)
Off system sales	174.2	156.3	11.5	226.4	194.8	16.2
Power generation	11.2	11.0	1.8	354.9	323.3	9.8
Other revenues	28.6	33.4	(14.4)	—	—	—

	$453.0	$450.8	0.5	1,056.3	1,013.9	4.2
By Sales Type
System supply	$356.6	$350.1	1.9	329.5	302.7	8.9
Transportation	67.7	67.3	0.6	726.8	711.2	2.2
Other revenues	28.7	33.4	(14.1)	—	—	—

	$453.0	$450.8	0.5	1,056.3	1,013.9	4.2

Average customers (thousands)	334.6	328.4	1.9

TECO Coal

TECO Coal achieved third quarter net income of $20.5 million, compared to $21.4 million in the same period in 2006. TECO Coal’s results include the $13.1 million benefit related to synthetic fuel production in 2007 and the $13.8 million net benefit from synthetic fuel production in 2006.

In 2007, third quarter total sales were 2.4 million tons, including 1.7 million tons of synthetic fuel, compared to 2.3 million tons, including 0.5 million tons of synthetic fuel, in the third quarter of 2006. Compared to the third quarter in 2006, results reflect a 2.3% lower average net selling price per ton across all products, which excludes transportation allowances, reflecting a sales mix in the quarter more heavily weighted to lower-priced steam coal. In 2007, the cash cost of production per ton decreased slightly from the third quarter of 2006 despite approximately $1 per ton of costs associated with closing a high-cost underground mine and difficult mining conditions at two other mines. Cost of production in 2006 included the costs related to the relocation of mining equipment and additional exploration costs.

The $13.1 million of benefits from the production of synthetic fuel in the third quarter reflect a $37.3 million after-tax reduction in benefits due to an estimated 48% phase-out of synthetic fuel tax credits, compared to a 39% phase-out in the 2006 period. The results for synthetic fuel production this quarter also reflect a $23.6 million after-tax benefit from adjusting to market the valuation of the oil-price hedges placed to protect the 2007 synthetic fuel benefits against high oil prices. In 2006, third quarter results included a $4.3 million after-tax mark-to-market charge.

TECO Coal has in place oil price hedge instruments that protect against the risk of high oil prices reducing the value of the tax credits related to the production of synthetic fuel in 2007. The hedges protect the full gross cash benefits expected from the third-party investors for the production of synthetic fuel over the full expected average annual oil price phase-out range. Because the oil price hedges in place should provide approximately a dollar-for-dollar recovery of lost synthetic fuel revenues in the event of a phase-out, TECO Coal expects full-year benefits from the production of synthetic fuel to be approximately

$100 million of net cash and $65 million of net income, regardless of oil price levels. Actual and forecasted net income from synthetic fuel production reflects the expected 35% tax rate applied to synthetic fuel-related earnings, rather than TECO Coal’s lower overall effective tax rate, which includes depletion.

The phase-out range for the synthetic fuel tax credits will be based on oil prices represented by the annual average of Producer First Purchase Prices reported by the U.S. Department of Energy. Based on the historical relationship of these prices to NYMEX prices, TECO Coal estimates the initial phase-out level for 2007 to begin at $63/Bbl on a NYMEX basis, and that the tax credits would be fully phased out at $79/Bbl on a NYMEX basis. Final calculations of any reductions in benefits will not be made until after the end of the year when final oil prices are known. Changes in oil prices may cause adjustments to fourth quarter results, either positive or negative, depending on oil prices through the end of the year. Inflation rates or changes in the oil price relationship between Producer First Purchase Price and NYMEX prices other than those assumed in the forecast could cause actual results to vary from those forecasted.

TECO Coal recorded year-to-date net income of $83.7 million in 2007, compared to $59.5 million in the 2006 period. TECO Coal’s results include a $54.8 million benefit associated with the production of synthetic fuel, compared to $23.1 million of synthetic fuel benefits for the 2006 period.

In 2007, year-to-date total sales were 6.8 million tons, including 4.5 million tons of synthetic fuel, compared to 7.2 million tons, including 3.6 million tons of synthetic fuel, in the 2006 period when synfuel production was curtailed for approximately six weeks. Results in 2007 reflect cash cost of production and an average net per-ton selling price across all products, which excludes transportation allowances, that were essentially unchanged from 2006. Results also reflect a $1.6 million after-tax benefit in the first quarter of 2007 from the true-up of the 2006 synthetic fuel tax credit rate, compared to $2.7 million benefit in 2006 for the true-up of the 2005 synthetic fuel tax credit rate.

The year-to-date $54.8 million of benefits from the production of synthetic fuel reflect a $49.7 million after-tax reduction in earnings benefits due to the estimated 48% phase-out, compared to the 39% phase-out and $28.1 million after-tax reduction in the 2006 year-to-date period. The year-to-date results for synthetic fuel production also reflect a $31.6 million after-tax benefit from adjusting to market the valuation of the oil price hedges placed to protect the 2007 synthetic fuel benefits against high oil prices. In 2006, year-to-date results included a $0.4 million after-tax benefit from mark-to-market adjustments.

TECO Coal has made significant progress in contracting and pricing its expected production for 2008. To date, more than 80% of the total expected 2008 production of between 9.0 and 9.5 million tons is contracted and priced. This includes the majority of expected steam and metallurgical coal production. The tons not yet under contract are primarily specialty coals.

TECO Transport

TECO Transport recorded third quarter 2007 net income of $11.0 million, compared to $3.4 million in the same period in 2006. Because of the assets held for sale classification of TECO Transport, the recording of depreciation was discontinued as of Apr. 1, 2007 and third quarter results exclude $3.6 million of after-tax depreciation that would otherwise have been recorded. Third quarter results in 2006 included $0.2 million of after-tax direct costs associated with Hurricane Katrina damage.

Third quarter results in 2007 reflect higher third-party business for the oceangoing fleet and increased third-party volumes at TECO Bulk Terminal, partially offset by lower volumes moved for Tampa Electric, the impact of low water conditions on the rivers, which limited tow sizes, and lower river rates when compared to the near record levels in 2006. In 2006, results reflected the negative impact of the timing and duration of a planned shipyard period for a tonnage tax qualified vessel. The tonnage tax provision reduces taxes on income earned by U.S.-flag vessels engaged in full-time international trade, thus achieving the same tax treatment that international flag vessels receive, which keeps U.S.-flag vessels competitive with non-U.S. flag vessels.

Year-to-date net income was $27.0 million in 2007, compared to $15.0 million in the 2006 period. Year-to-date results exclude $7.2 million after-tax of depreciation expense due to the classification as Assets Held for Sale, described above. Results in 2006 included $2.3 million of after-tax direct costs associated with damage from Hurricane Katrina, net of insurance recovery. These results reflect primarily the same factors as the third quarter, as well as higher labor related costs. Results in 2007 also include a $0.8 million after-tax benefit related to the sale of scrap river barges and equipment no longer used at TECO Barge Line.

TECO Guatemala

TECO Guatemala reported third quarter net income of $10.2 million in 2007, compared to $9.3 million in the 2006 period. Year-to-date 2007 net income was $33.3 million, compared to $26.6 million in the 2006 period. The 2007 third quarter and year-to-date results reflect customer growth and higher energy sales at EEGSA and increased earnings from the unregulated EEGSA-affiliated companies (DECA II), which provide, among other things, electricity transmission services, telecommunication carrier service, wholesale power sales to unregulated electric customers and engineering services. The San José Power Station had slightly higher contract energy sales at higher prices in the quarter and 3% higher year-to-date contract energy sales. Spot energy sales decreased slightly in the quarter due to more hydroelectric power available, but increased 7% in the year-to-date period. The Alborada Power Station benefited from higher capacity payments as scheduled under its contract. Interest expense decreased in both periods due to lower interest rates and lower project debt balances and interest income increased on higher cash balances. Year-to-date results for EEGSA and affiliated companies also include a $1.9 million after-tax benefit related to a second quarter adjustment to previously estimated year-end equity balances.

Other and Eliminations

The cost for “Parent/other” in the third quarter was $17.5 million after tax, compared to a cost of $15.6 million after tax in the same period in 2006. Results for Parent/other in the third quarter 2007 included the $3.0 million of after-tax charges related to the pending sale of TECO Transport. Results in 2006 included a $2.6 million after-tax gain on the sale of unused steam turbines. Total parent interest expense declined by $5.1 million after tax in the third quarter of 2007, reflecting parent debt retirement.

The year-to-date “Parent/other” cost was $60.5 million after tax in 2007, compared to $44.3 million after tax in the 2006 period. The year-to-date cost included $13.0 million of after-tax charges related to the pending sale of TECO Transport. Results in 2006 reflected the gain on the unused steam turbines and an $8.1 million gain on the sale of the remaining assets of the unfinished McAdams Power Station, which had been previously impaired. Year-to-date 2007 total parent interest expense declined by $11.0 million after tax, reflecting parent debt retirement.

Discontinued Operations

Year-to-date net income from discontinued operations was $14.3 million in 2007, compared to $1.4 million in the same period of 2006. Results from discontinued operations in 2007 reflect a favorable conclusion reached with taxing authorities recorded in the second quarter for the 2005 disposition of the Union and Gila River merchant power plants. Results from discontinued operations in 2006 reflected recoveries of amounts previously written-off from the smaller unregulated energy-related businesses that were sold in prior years.

Interest Charges

Total interest charges for the three months and nine months ended Sep. 30, 2007 were $63.9 million and $196.7 million, respectively, compared to $70.1 million and $209.1 million for the three months and nine months ended Sep. 30, 2006, respectively. Interest expense reflects the parent debt redemption and refinancing activities, including the retirement of $300 million of 6.125% notes in May 2007, $100 million of 8.5% junior subordinated notes in December 2006 and $71.4 million of 5.93% junior subordinated notes in January 2007, partially offset by the issuance of $250 million aggregate principal amount of 6.55% notes by Tampa Electric Company in May 2007.

Income Taxes

The provisions for income taxes from continuing operations for the 2007 third quarter and year-to-date periods were $47.6 million and $104.7 million, respectively, compared to $42.7 million and $92.7 million for the same periods in 2006. In addition to the tax on recurring operations, the 2007 and 2006 expense includes a tax benefit related to the application of the “tonnage tax” to qualified vessels.

During the nine months ended Sep. 30, 2007 and 2006, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included a permanent reinvestment of foreign income under APB 23, reduction of income tax expense under the new “tonnage tax” regime, depletion, and repatriation of foreign source income to the United States.

Liquidity and Capital Resources

The table below sets forth the Sep. 30, 2007 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy and Tampa Electric Company credit facilities.

	Balances as of Sep. 30, 2007
(in millions)	Consolidated	Tampa Electric Company	Unregulated Companies	Parent
Credit facilities	$675.0	$475.0	$—	$200.0
Drawn amounts / LCs	82.5	73.0	—	9.5

Available credit facilities	592.5	402.0	—	190.5
Cash and cash equivalents	136.1	19.5	64.9	51.7

Total liquidity	$728.6	$421.5	$64.9	$242.2

Consolidated restricted cash (not included above)	$37.4	$—	$30.2	$7.2

Consolidated restricted cash of $37.4 million includes $30.0 million held in escrow until the end of 2007 related to the sale of an interest in TECO Coal’s synthetic coal production facilities. Consolidated cash and cash equivalents includes $14.8 million of cash at the unregulated operating companies for normal operations and $50.1 million of cash and cash equivalents at

TECO Guatemala held offshore due to the tax deferral structure associated with EEGSA and its affiliated companies. In addition to consolidated cash, as of Sep. 30, 2007, unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $11.2 million and restricted cash of $8.2 million, which are not included in the table above.

Capital Expenditure Forecast

In August, Tampa Electric reported that it planned to meet its 2013 baseload generating capacity need with a self-build 630 megawatt coal- and petroleum coke-fueled Integrated Gasification Combined Cycle (IGCC) unit. At that time, the cost estimate for this unit, Polk Unit 6, was approximately $2 billion.

On Oct. 4, 2007, Tampa Electric announced that it no longer plans to meet its need for base load generation needed in early 2013 with IGCC technology, due to the uncertainty related to carbon dioxide (CO2) regulations, particularly capture and sequestration issues, and the potential for related project cost increases.

Tampa Electric is reassessing its baseload needs and alternatives in light of the IGCC decision and the potential implications of evolving energy policy in Florida, as well as the impact of expanded energy-efficiency and conservation programs and renewable resources to meet its 2013 need for base load capacity.

It has also reassessed plans for meeting the 2009-2010 need for peaking capacity and has determined that the installation of five rapid-starting, combustion turbines, totaling approximately 300MW, at existing facilities is a better alternative than purchasing power. Transmission constraints in Florida have made it difficult to assure reliable delivery of purchased power to Tampa Electric’s service area from other locations in the state. Transmission construction projects in the state that will address the current state-wide needs are not expected to be in service until at least 2011. In addition, the North American Electric Reliability Council (NERC) has implemented standards, such that more generating plants in the state will be required to have the ability to restart units without importing the power needed to start up the ancillary equipment necessary to start a generating unit, commonly referred to as “Black Start” capability.

The table below sets forth TECO Energy’s and Tampa Electric’s revised capital spending plans, excluding a baseload unit, but including the five peaking combustion turbines with 2009 and 2010 in service dates.

	Capital Expenditures
(millions)	2007	2008	2009-2011	Total
Tampa Electric
Peaking units(1)	$4	$108	$125	$237
All other capital	388	396	983	1,766

Total Tampa Electric	392	504	1,108	2,003
All other companies(2)	123	90	248	461

Total Capital	$515	$594	$1,356	$2,464

(1)	Includes new peaking capacity in 2009 and 2010 only. Excludes any expenditures for base load capacity or additional peaking capacity beyond 2010.
(2)	TECO Transport is included in the 2007 capital forecast, but is excluded in all other years.

Tampa Electric is continuing to evaluate its technology options to meet the 2013 base load need, including a combined-cycle natural gas-fired unit. If this is the chosen technology, the capital cost is estimated to be in the $500 to $600 million range, excluding AFUDC, depending on the site and size. In order to secure the combustion turbines on a schedule to support the early 2013 in service date, engineering and environmental permit activities could commence as early as 2008 with peak spending occurring in 2010. No amounts for new base load generation or peaking capacity beyond 2010 are included in the table above.

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

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Sep. 30, 2007
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.0 times
	Restricted payments	Shareholder equity at least $500	$1,755
	Funded debt/capital	Cannot exceed 65%	52.3%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	52.3%
Accounts receivable credit facility (3)	Debt/capital	Cannot exceed 65%	52.3%
6.25% senior notes	Debt/capital	Cannot exceed 60%	52.3%
	Limit on liens (5)	Cannot exceed $700	$0 liens outstanding
Insurance agreements relating to pollution bonds	Limit on liens (5)	Cannot exceed $375 (7.5 % of net assets)	$0 liens outstanding

TECO Energy
Credit facility (3)	Debt/EBITDA (2)	Cannot exceed 5.0 times	3.7 times
	EBITDA/interest (2)	Minimum of 2.6 times	3.8 times
	Limit on additional indebtedness	Cannot exceed $620	$0
	Dividend restriction (4)	Cannot exceed $51 per quarter	$41
$300 million note indenture	Limit on liens (5)	Cannot exceed $288 (5% of tangible assets	$0 liens outstanding
$100 million and $200 million note indentures	Restrictions on secured debt (5)	(6)	(6)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $407 (40% of tangible net assets)	$565

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements.
(4)	TECO Energy cannot declare quarterly dividends in excess of the restricted amount unless liquidity projections demonstrating sufficient cash or cash equivalents to make each of the next three quarterly dividend payments are delivered to the Administrative Agent.
(5)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

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

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$74.6	100%
Alborada Power Station	$10.9	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$214.0	24%

Outlook

TECO Energy indicated in February an outlook for 2007 results from continuing operations within a range of $0.97 and $1.07 per share, excluding charges, gains and benefits from the production of synthetic fuel, but including results from TECO Transport for the full year. In 2007, reported GAAP net income includes the benefits of synthetic fuel production.

In August, TECO Energy indicated that, without any offsetting factors, the impact of the very mild weather earlier in the year and customer usage patterns on the utilities’ results through the second quarter and the impact of weak coal markets on TECO Coal’s opportunity to produce above contracted tonnage levels were expected to limit the probability of earning at the upper end of the guidance range provided in February.

For the remainder of 2007 Tampa Electric assumes normal fourth quarter weather, continued customer growth, weather-normalized energy sales growth, higher AFUDC, and ECRC-related earnings on its first NOx control project that entered service in June. Peoples Gas expects customer growth and therm sales growth to be more than offset by the effects of higher operation and maintenance expense and higher depreciation expense. TECO Coal expects total sales volumes below 2006 due to soft market conditions and average per-ton margins similar to 2006 levels, with total sales to be at the lower end of the previously provided range of 9.0 to 9.5 million tons in 2007. TECO Guatemala previously indicated earnings for 2007 would be consistent with 2006 levels; however, 2007 earnings are now expected to be above 2006 levels given the strong year-to-date performance. Costs at the TECO Energy parent level are expected to decline due to debt retirement actions completed earlier in the year partially offset by lower investment income due to lower cash balances. TECO Transport’s expected full-year results are included in the 2007 guidance pending the completion of the sale of that subsidiary.

Effective Mar. 31, 2007 the assets and liabilities associated with TECO Transport were reclassified for balance sheet purposes as assets and liabilities held for sale. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), effective April 1, depreciation was no longer recorded for the TECO Transport assets. Also in accordance with the provisions of FAS 144, as a result of its significant continuing involvement with Tampa Electric related to the waterborne transportation of solid fuel, the results of TECO Transport will not be reflected in discontinued operations. Upon the completion of a sale of TECO Transport its future results will no longer be included in TECO Energy’s results.

On Oct. 29, 2007 TECO Energy announced the execution of a definitive agreement to sell TECO Transport Corporation to an investment group led by an affiliate of Greenstreet Equity Partners, L.P., a Miami based private equity firm, for a purchase price of $405 million in cash subject to working capital adjustments. Net proceeds, taking into consideration estimated transaction-related costs, including state and federal taxes, are expected to be in a range between $370 and $380 million. The company expects to record a pretax net book gain in a range between $225 and $275 million.

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

Environmental Matters

There are pending initiatives on the federal and state levels to adopt climate legislation that would require reductions in greenhouse gas (GHG) emissions as well as legislative initiatives promoting energy efficiency, conservation and renewable portfolio standards. Uncertainties about the effects of specific regulations that may be adopted present continuing risks for the company, both at Tampa Electric Company and TECO Coal Corporation.

At Tampa Electric, the risks associated with climate legislation include significant potential costs for fossil fuel-fired generation as a result of the carbon dioxide (CO2) emissions from these facilities, and presently there is no viable technology to remove CO2 post-combustion from conventional coal-fired units such as Tampa Electric’s Big Bend units. CO2 removal technology is available for integrated gasification combined-cycle (IGCC) facilities like Polk Power Station, but significant questions remain on techniques for the permanent storage of CO2 so it will not be released into the atmosphere, which we refer to as sequestration. In the case of TECO Coal, new regulations could cause the consumption of coal to decrease or the cost of sales to increase, which could negatively impact TECO Coal’s earnings. This impact, though, could be reduced if new regulations provide for a timeframe that allows for the development of CO2 removal technology and transition assistance for companies.

The company is examining various options relating to its carbon emissions. Tampa Electric recently announced that it would not move forward with its proposed coal-fired IGCC unit, because of the continued uncertainty related to carbon reduction regulations, particularly capture and sequestration issues. Tampa Electric is continuing to evaluate how to best meet its needs for more than 600 megawatts of generation in early 2013; it is examining various technologies and fuel options, including natural gas, as well as the impact of energy efficiency programs and renewable resources. While natural gas has lower carbon emissions than coal, fuel prices can make natural gas generating facilities less economic than coal-fired facilities. Fuel switching from coal to natural gas, absent additional sources of supply, could increase natural gas prices, further reducing the economic efficiency of natural gas generation facilities. Increased costs for electricity may cause customers to change usage patterns, which would impact Tampa Electric’s sales. Regulation in Florida allows utility companies to recover from customers prudently incurred costs for compliance with new environmental regulations. If the regulation allowing cost recovery is changed and the cost of compliance is not recovered through the Environmental Cost Recovery Clause, Tampa Electric could seek to recover those costs through a base-rate proceeding, but we can not predict whether the FPSC would grant such recovery. Although Tampa Electric’s current coal-based generation capacity has declined to 53% from 91%, due primarily to coal-fired Gannon Station’s conversion into the natural gas-fired Bayside Station, coal-fired facilities remain a significant part of Tampa Electric’s generation fleet and additional coal units could be used in the future.

Tampa Electric currently emits approximately 16.6 million tons of CO2 per year. With a projected average annual load growth of 2.5%, Tampa Electric may emit approximately 19.8 million tons of CO2 (an increase of approximately 19%) by 2020 due to planned generation to meet additional customer need. Tampa Electric has long supported voluntary efforts to reduce carbon emissions, including membership in the U.S. Department of Energy’s Climate Challenge (now Power Partners) program since 1994, voluntary annual reporting of GHG emissions through the EIA-1605(b) Report since 1995 and participation in the Chicago Climate Exchange, a voluntary but legally binding cap and trade program dedicated to reducing greenhouse gas emissions since 2003.

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

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine months ended Sep. 30, 2007:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2006	$(66.8)
Additions and net changes in unrealized fair value of derivatives	67.2
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	59.5

Net fair value of derivatives as of Sep. 30, 2007	$59.9

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2006	$(66.8)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	(12.6)
Recorded in earnings	48.7
Realized net settlement of derivatives	59.5
Net option premium payments	31.1
Net purchase (sale) of existing contracts	—

Net fair value of derivatives as of Sep. 30, 2007	$59.9

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sep. 30, 2007:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) at Sep. 30, 2007

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(27.0)	$0.1	$(26.9)
Other external sources (1)	—	—	—
Model prices (2)	86.8	—	86.8

Total	$59.8	$0.1	$59.9

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

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

See Commitments and Contingencies, Note 10 and Subsequent Events, Note 14 to the TECO Energy, Inc. Consolidated Condensed Financial Statements and Commitments and Contingencies, Note 8 to the Tampa Electric Company Consolidated Condensed Financial Statements, for updates to legal proceedings previously disclosed in the company’s Annual Report on Form 10-K for the period ended Dec. 31, 2006.

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2006 of TECO Energy and Tampa Electric Company. The risk factors described below updates, and should be read in conjunction with, the risk factors identified in the Annual Report on Form 10-K for the period ended Dec. 31, 2006.

The significant, phased reductions in greenhouse gas (GHG) emissions called for by the executive orders signed by the governor of Florida in July 2007 could add to Tampa Electric’s costs and adversely affect its operating results.

In connection with a Climate Change Summit meeting in Miami in July 2007, the governor of Florida signed three executive orders aimed at reducing GHG in the state. The executive orders call for GHG emissions by the utility sector in Florida of not greater than 2000 levels by 2017, not greater than 1990 levels by 2025, and not greater than 20% of 1990 levels by 2050. Although we believe Tampa Electric’s repowering of the coal-fired Gannon Station to the natural gas-fired H. L. Culbreath Bayside Station should position the company well to meet the 2017 target, the company is still evaluating whether it will be able to meet the 2025 and 2050 targets.

The executive orders charge the Florida Department of Environmental Protection (DEP) with developing detailed rules to implement these emissions limits. DEP has started the rule making process, but it is expected to take an extended period of time to reach completion. Until the final rules are developed, the impact on Tampa Electric and its customers can not be determined. However, if the final rules result in increased costs to Tampa Electric, or further changes in customer usage patterns in response to higher rates, Tampa Electric’s operating results could be adversely affected.

A mandatory renewable energy portfolio standard could add to Tampa Electric’s costs and adversely affect its operating results.

The executive orders signed by the Governor of Florida in July 2007 tasked the Florida Public Service Commission (PSC) with evaluating a renewable portfolio target of 20% by 2020. In addition, there is proposed legislation in the U.S. Congress to introduce a renewable energy portfolio standard at the federal level. It remains unclear, however, if or when action on such legislation would be completed. Tampa Electric could incur significant costs to comply with a federal renewable energy portfolio standard, as proposed. Tampa Electric’s operating results could be adversely affected if Tampa Electric were not permitted to recover these costs from customers, or if customers change usage patterns in response to increased rates.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2007 – Jul. 31, 2007	11,705	$16.88	—	—
Aug. 1, 2007 – Aug. 31, 2007	8,355	$15.52	—	—
Sep. 1, 2007 – Sep. 30, 2007	11,386	$15.96	—	—

Total 3rd Quarter 2007	31,446	$16.18	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits—See index on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: November 2, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 2, 2007	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	*	Loan and Trust Agreement dated as of Jul. 2, 2007 between Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (including the form of Bond) (Exhibit 4.1, Form 8-K dated Jul. 25, 2007 of Tampa Electric Company).

10.1	*	Insurance Agreement dated as of Jul. 25, 2007 between Tampa Electric Company and Financial Guaranty Insurance Company (Exhibit 10.1, Form 8-K dated Jul. 25, 2007 of Tampa Electric Company).

10.2		Annual Incentive Compensation Plan for TECO Energy and subsidiaries, revised as of Nov. 1, 2007.

10.3		TECO Energy Directors’ Deferred Compensation Plan, as amended and restated effective as of Aug. 1, 2007.

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.