Form 10-K/A
period 2007-12-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2008-03-07
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

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

Cover page of 103

Index to Exhibits begins on page 103

EXPLANATORY NOTE

This amendment is being filed to include the conformed signature blocks of PricewaterhouseCoopers, LLP on each “Report of Independent Registered Certified Public Accounting Firm” set forth on pages 101 and 161 of the combined Annual Report of TECO Energy, Inc. and Tampa Electric Company on Form 10-K for the year ended Dec. 31, 2007 as originally filed with the Securities and Exchange Commission on February 28, 2008 (Original Form 10-K). These signed reports were obtained by us prior to our filing of the Original Form 10-K with the Securities and Exchange Commission. We have also corrected the transposition of the “2007” and “2006” column headings on page 163 of the Tampa Electric Company Consolidated Balance Sheet. There are no other changes being made to the Financial Statements or any other matter in Part II, Item 8 of the Original Form 10-K.

We have also included in Part II, Item 9A, a specific cross-reference to the location of the report of the independent registered certified public accounting firm with respect to TECO Energy Inc.’s internal control over financial reporting, but have made no substantive changes to that section.

No changes are being made pursuant to this amendment to any other item of our Original Form 10-K other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, including adding the certification of internal control over financial reporting to the Certifications of Tampa Electric Company, and an updated consent of PricewaterhouseCoopers, LLP, Independent Registered Certified Public Accounting Firm.

TECO ENERGY, INC.

TAMPA ELECTRIC COMPANY

FORM 10-K/A TABLE OF CONTENTS

December 31, 2007

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

TECO ENERGY, INC.

Consolidated Balance Sheets—continued

Liabilities and Capital

(millions)	Dec. 31, 2007	Dec. 31, 2006
Current liabilities
Long-term debt due within one year
Recourse	$5.7	$566.7
Non-recourse	1.4	1.3
Junior subordinated notes	—	71.4
Notes payable	25.0	48.0
Accounts payable	302.1	326.5
Customer deposits	138.1	129.5
Current regulatory liabilities	35.4	46.7
Current derivative liabilities	26.0	70.3
Interest accrued	32.7	50.5
Taxes accrued	33.2	25.3
Other current liabilites	18.0	14.2

Total current liabilities	617.6	1,350.4

Other liabilities
Investment tax credits	12.2	14.7
Long-term regulatory liabilities	582.7	555.3
Long-term derivative liabilities	0.1	3.7
Deferred credits and other liabilities	377.2	496.1
Long-term debt, less amount due within one year
Recourse	3,149.4	3,202.2
Non-recourse	9.0	10.4

Total other liabilities	4,130.6	4,282.4

Commitments and contingencies (see Note 12)

Capital
Common equity (400.0 million shares authorized; par value $1;
210.9 million shares and 209.5 million shares outstanding at Dec. 31, 2007 and Dec. 31, 2006, respectively)	210.9	209.5
Additional paid in capital	1,489.2	1,466.3
Retained earnings	334.1	83.7
Accumulated other comprehensive loss	(17.2)	(30.5)

Total capital	2,017.0	1,729.0

Total liabilities and capital	$6,765.2	$7,361.8

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

	(millions, except per share amounts) For the years ended Dec. 31,	2007	2006	2005
	Revenues
	Regulated electric and gas (includes franchise fees and gross receipts taxes of $111.2 in 2007, $104.2 in 2006 and $87.2 in 2005)	$2,786.3	$2,660.3	$2,293.8
	Unregulated	749.8	787.8	716.3

	Total revenues	3,536.1	3,448.1	3,010.1

	Expenses
	Regulated operations
	Fuel	854.7	803.4	461.1
	Purchased power	271.9	221.3	269.7
	Cost of natural gas sold	389.9	365.3	350.2
	Other	280.4	294.0	270.3
	Operation other expense
	Mining related costs	435.4	450.2	412.5
	Waterborne transportation costs	206.4	217.8	191.8
	Other	16.6	15.6	49.3
	Maintenance	183.5	183.3	168.4
	Depreciation and amortization	263.7	282.2	282.2
	Gain on sale, net of transaction related costs	(221.3)	—	—
	Taxes, other than income	218.3	217.5	194.7
	Sale of previously impaired assets / asset impairments	—	(20.7)	3.2

	Total expenses	2,899.5	3,029.9	2,653.4

	Income from operations	636.6	418.2	356.7

	Other income (expense)
	Allowance for other funds used during construction	4.5	2.7	—
	Other income	112.0	94.5	171.6
	Loss on debt exchange/extinguishment	(32.9)	(2.5)	(74.2)
	Income from equity investments	68.5	58.9	60.4

	Total other income	152.1	153.6	157.8

	Interest charges
	Interest expense	259.5	279.4	288.7
	Allowance for borrowed funds used during construction	(1.7)	(1.1)	—

	Total interest charges	257.8	278.3	288.7

	Income before provision for income taxes	530.9	293.5	225.8
	Provision for income taxes	214.2	118.7	101.9

	Income from continuing operations before minority interest	316.7	174.8	123.9
	Minority interest	82.2	69.6	87.1

	Income from continuing operations	398.9	244.4	211.0

	Discontinued operations
	Income from discontinued operations	—	2.3	88.2
	Income tax (benefit) provision	(14.3)	0.4	24.7

	Total discontinued operations	14.3	1.9	63.5

	Net income	$413.2	$246.3	$274.5

Average common shares outstanding	— Basic	209.1	207.9	206.3
	— Diluted	209.9	208.7	208.2

Earnings per share from continuing operations	— Basic	$1.91	$1.18	$1.02
	— Diluted	$1.90	$1.17	$1.00

Earnings per share from discontinued operations	— Basic	$0.07	$0.01	$0.31
	— Diluted	$0.07	$0.01	$0.31

Earnings per share	— Basic	$1.98	$1.19	$1.33
	— Diluted	$1.97	$1.18	$1.31

	Dividends declared and paid per common share outstanding	$0.775	$0.760	$0.760

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

(millions) For the years ended Dec. 31,	2007	2006	2005
Net income	$413.2	$246.3	$274.5

Other comprehensive income (loss), net of tax
Net unrealized losses on cash flow hedges	(6.3)	(0.3)	(0.1)
Amortization of unrecognized benefit costs	2.4	—	—
Recognized benefit costs due to curtailment	8.7	—	—
Change in benefit obligation due to annual remeasurement	8.5	42.7	(7.2)

Other comprehensive income (loss), net of tax	13.3	42.4	(7.3)

Comprehensive income	$426.5	$288.7	$267.2

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

(millions) For the years ended Dec. 31,	2007	2006	2005
Cash flows from operating activities
Net income	$413.2	$246.3	$274.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	263.7	282.2	282.2
Deferred income taxes	184.8	112.5	110.8
Investment tax credits, net	(2.5)	(2.6)	(2.7)
Allowance for other funds used during construction	(4.5)	(2.7)	—
Non-cash stock compensation	11.6	11.5	5.5
Gain on sales of business / assets, pretax	(246.1)	(67.0)	(261.6)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(18.0)	(3.4)	(35.9)
Minority interest	(82.2)	(69.6)	(87.1)
Non-cash debt extinguishment / exchange	2.6	2.5	19.8
Asset impairment	—	—	3.2
Derivatives marked to market	(82.7)	2.0	(2.9)
Deferred recovery clause	123.7	53.4	(154.3)
Receivables, less allowance for uncollectibles	51.0	(26.0)	(56.7)
Inventories	(9.6)	(5.8)	(38.1)
Prepayments and other deposits	3.2	11.4	(11.3)
Taxes accrued	26.6	(17.0)	(17.4)
Interest accrued	(17.8)	0.5	17.5
Accounts payable	(71.9)	(18.0)	119.0
Other	8.9	56.7	12.6

Cash flows from operating activities	554.0	566.9	177.1

Cash flows from investing activities
Capital expenditures	(494.4)	(455.7)	(295.3)
Allowance for other funds used during construction	4.5	2.7	—
Net proceeds from sales of business / assets	405.2	100.4	278.3
Restricted cash	29.9	0.3	47.6
Distributions from unconsolidated affiliates	27.5	7.3	2.8
Other investments	(0.4)	(6.7)	0.9

Cash flows (used in) from investing activities	(27.7)	(351.7)	34.3

Cash flows from financing activities
Dividends	(163.0)	(158.7)	(157.7)
Proceeds from sale of common stock	14.0	12.5	16.2
Proceeds from long-term debt	444.1	327.5	311.9
Repayment of long-term debt	(1,137.5)	(199.3)	(494.1)
Contributions from minority interests	81.3	65.7	83.1
Debt exchange premiums	(21.2)	—	—
Exchange of equity units	—	—	180.2
Net (decrease) increase in short-term debt	(23.0)	(167.0)	100.0
Other	—	—	(2.0)

Cash flows (used in) from financing activities	(805.3)	(119.3)	37.6

Net (decrease) increase in cash and cash equivalents	(279.0)	95.9	249.0
Cash and cash equivalents at beginning of the year	441.6	345.7	96.7

Cash and cash equivalents at end of the year	$162.6	$441.6	$345.7

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized) (1)	$262.1	$259.4	$288.9
Income taxes (refund) paid	$(10.5)	$10.4	$27.4

(1)	Included in interest paid during the year is interest paid on debt obligation for discontinued operations of $12.0 million for 2005. No interest was paid in 2007 or 2006 for debt related to discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Capital

(millions)	Shares (1)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Capital
Balance, Dec. 31, 2004	199.7	$199.7	$1,489.4	$(357.6)	$(43.8)	$(3.8)	$1,283.9
Net income				274.5			274.5
Other comprehensive loss, after tax					(7.3)		(7.3)
Common stock issued	1.6	1.6	19.6			(5.0)	16.2
Cash dividends declared			(157.7)				(157.7)
Final settlement of equity security units	6.9	6.9	173.3				180.2
Amortization of unearned compensation						5.5	5.5
Tax benefits—stock options			2.4				2.4
Performance shares						(6.0)	(6.0)

Balance, Dec. 31, 2005	208.2	$208.2	$1,527.0	$(83.1)	$(51.1)	$(9.3)	$1,591.7

Net income				246.3			246.3
Other comprehensive income, after tax					42.4		42.4
Common stock issued	1.3	1.3	9.4				10.7
Cash dividends declared			(79.2)	(79.5)			(158.7)
Stock compensation expense			11.5				11.5
Adoption FAS 123R			(9.3)			9.3	—
Tax benefits—stock options			1.4				1.4
Adoption FAS 158					(21.8)		(21.8)
Performance shares			5.5				5.5

Balance, Dec. 31, 2006	209.5	$209.5	$1,466.3	$83.7	$(30.5)	$—	$1,729.0

Net income				413.2			413.2
Other comprehensive income, after tax					13.3		13.3
Common stock issued	1.4	1.4	10.9				12.3
Cash dividends declared				(163.0)			(163.0)
Stock compensation expense			11.6				11.6
Implementation of FIN 48				0.2			0.2
Tax benefits—stock options			0.4				0.4

Balance, Dec. 31, 2007	210.9	$210.9	$1,489.2	$334.1	$(17.2)	$—	$2,017.0

(1)	TECO Energy had a maximum of 400 million shares of $1 par value common stock authorized as of Dec. 31, 2007, 2006 and 2005.

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. AFUDC is recorded in years when the capital expenditures on eligible projects exceed approximately $36 million. The base on which AFUDC is calculated excludes construction work-in-progress which has been included in rate base. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. The rate was 7.79% for 2007 and 2006. No projects qualified for AFUDC in 2005 while total AFUDC for 2007 and 2006 was $6.2 million and $3.8 million, respectively.

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

Nonvested Restricted Stock and Stock Options-Equity Plans

	Nonvested Restricted Stock (1)		Nonvested Stock Options (2)
	Number of Shares (thousands)	Weighted Avg. Grant Date Fair Value (per share)	Number of Shares (thousands)	Weighted Avg. Grant Date Fair Value (per share)
Nonvested balance at Dec. 31, 2006	970	$18.62	2,241	$3.30
Granted	571	18.14	—	—
Vested	(196)	15.82	(1,323)	3.20
Forfeited	(163)	18.27	(51)	3.31

Nonvested balance at Dec. 31, 2007	1,182	$18.90	867	$3.45

(1)	The weighted average remaining contractual term of restricted stock is 2 years.
(2)	All nonvested stock options are expected to vest.

Stock option transactions during 2007 under the Equity Plans are summarized as follows:

Stock Options—Equity Plans

	Number of Shares (thousands)	Weighted Avg. Option Price (per share)	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding balance at Dec. 31, 2006	9,806	$20.30
Granted	—	—
Exercised	(712)	12.56
Cancelled	(366)	23.94

Outstanding balance at Dec. 31, 2007 (1)	8,728	$20.77	5	$11.8

Exercisable at Dec. 31, 2007 (2)	3,204	$13.77	7	$11.0
Available for future grant at Dec. 31, 2007	7,501

(1)	Option prices range from $11.09 to $31.58.
(2)	Option prices range from $11.09 to $16.30.

As of Dec. 31, 2007, the options outstanding under the Equity Plans are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Option Prices	Option Shares (thousands)	Weighted Avg. Option Price	Weighted Avg. Remaining Contractual Life	Option Shares (thousands)	Weighted Avg. Option Price	Weighted Avg. Remaining Contractual Life
$11.09 – $13.50	2,248	$12.71	6 Years	2,248	$12.71	6 Years
$16.21 – $18.87	1,838	$16.29	8 Years	956	$16.24	8 Years
$21.25 – $22.48	1,544	$21.36	2 Years	—	—	—
$23.55 – $25.97	67	$24.27	2 Years	—	—	—
$27.56 – $31.58	3,031	$29.10	3 Years	—	—	—

Total	8,728	$20.77	5 Years	3,204	$13.77	7 Years

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

Segment Information (1)

(millions)	Tampa Electric	Peoples Gas	TECO Coal		TECO Transport	TECO Guatemala		TWG Merchant	Other & Eliminations		Total TECO Energy
2007
Revenues—outsiders	$2,186.6	$599.7	$544.5		$197.1	$8.0	(6)	$—	$0.2		$3,536.1
Sales to affiliates	1.8				93.2				(95.0)		—

Total revenues	2,188.4	599.7	544.5		290.3	8.0		—	(94.8)		3,536.1
Earnings from unconsol. affiliates	—	—	—			68.5		—	—		68.5
Depreciation and amortization	178.6	40.1	38.4		5.6	0.5		—	0.5		263.7
Total interest charges (2)	112.2	17.1	12.5		4.8	15.2		—	96.0		257.8
Internally allocated interest (2)	—	—	11.6		0.8	14.9		—	(27.3)		—
Provision (benefit) for taxes	85.2	16.4	46.3		13.5	7.8		—	45.0		214.2
Net income from continuing operations (2)	$150.3	$26.5	$90.9		$34.0	$44.7	(8)	$—	$52.5	(3)	$398.9

Goodwill, net	$—	$—	$—		$—	$59.4		$—	$—		$59.4
Investment in unconsolidated affiliates	—	—	—		—	275.5		—	—		275.5
Other non-current investments	—	—	—		—	15.0		—	8.0		23.0
Total assets	4,838.3	761.4	501.2	(5)	—	435.3	(9)	—	229.0		6,765.2
Capital expenditures	$373.8	$49.2	$43.8		$25.1	$2.3		$—	$0.2		$494.4

2006
Revenues—outsiders	$2,082.7	$577.6	$574.9		$205.1	$7.6	(6)	$—	$0.2		$3,448.1
Sales to affiliates	2.2	—	—		103.4	—		—	(105.6)		—

Total revenues	2,084.9	577.6	574.9		308.5	7.6		—	(105.4)		3,448.1
Earnings from unconsol. affiliates	—	—	—		(0.3)	58.7		—	0.5		58.9
Depreciation and amortization	186.3	36.5	36.4		22.1	0.6		—	0.3		282.2
Total interest charges (2)	107.4	15.2	10.6		4.5	15.0		—	125.6		278.3
Internally allocated interest (2)	—	—	9.9		(1.4)	14.6		—	(23.1)		—
Provision (benefit) for taxes	80.3	18.8	35.6		10.9	8.7		—	(35.6)		118.7
Net income (loss) from continuing operations (2)	$135.9	$29.7	$78.8		$22.8	$37.6		$—	$(60.4	) (3)	$244.4

Goodwill, net	$—	$—	$—		$—	$59.4		$—	$—		$59.4
Investment in unconsolidated affiliates	—	—	—		2.9	276.0		—	14.0		292.9
Other non-current investments	—	—	—		—	—		—	8.0		8.0
Total assets	4,813.7	765.2	389.4	(5)	333.9	424.6	(9)	—	635.0		7,361.8
Capital expenditures	$366.4	$54.0	$40.2		$16.5	$0.7		$—	$(22.1	) (7)	$455.7

2005
Revenues—outsiders	$1,744.3	$549.5	$505.1		$192.5	$7.7	(6)	$0.4	$10.6		$3,010.1
Sales to affiliates	2.5	—	—		85.7	—		—	(88.2)		—

Total revenues	1,746.8	549.5	505.1		278.2	7.7		0.4	(77.6)		3,010.1
Earnings from unconsol. affiliates	—	—	—		(0.3)	57.9		—	2.8		60.4
Depreciation and amortization	187.1	35.0	36.8		21.4	0.8		0.7	0.4		282.2
Total interest charges (2)	98.3	15.1	13.4		5.1	15.9		10.4	130.5		288.7
Internally allocated interest (2)	—	—	12.5		(0.6)	14.2		10.1	(36.2)		—
Provision (benefit) for taxes	90.6	18.5	64.9		8.1	(1.9)		(10.9)	(67.4)		101.9
Net income (loss) from continuing operations (2)	$147.1	$29.6	$115.4		$20.2	$40.4		$(14.6)	$(127.1	) (3)	$211.0

Goodwill, net	$—	$—	$—		$—	$59.4		$—	$—		$59.4
Investment in unconsolidated affiliates	—	—	—		2.9	274.0		—	20.2		297.1
Other non-current investments	—	—	—		—	—		—	8.0		8.0
Total assets	4,554.0	721.5	385.6	(5)	322.4	408.4	(9)	233.0	545.2		7,170.1
Capital expenditures	$203.5	$42.5	$24.1		$18.1	$0.2		$6.9	$—		$295.3

(1)	From continuing operations. All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for CCC and BCH Mechanical, Inc.
(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated costs for 2007, 2006 and 2005 were at pretax rates of 7.5%, 7.5% and 8%, respectively, based on the average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure. Internally allocated interest charges are a component of total interest charges.

(3)	Net income for 2007 includes $20.2 million of after-tax debt extinguishment costs, $149.4 million after-tax gain on the sale of TECO Transport and $16.3 million after-tax in transaction costs. Net income for 2006 includes after-tax gains of $8.1 million on the sale of McAdams and $5.7 million on the sale of two steam turbines. Net income for 2005 includes $46.7 million after-tax of debt extinguishment charges at TECO Energy parent (including a $19.8 million non-cash charge).
(4)	2007 results for TECO Transport are through Dec. 3, 2007.
(5)	The carrying value of mineral rights as of Dec. 31, 2007, 2006 and 2005 was $18.9 million, $20.6 million and $22.5 million, respectively.
(6)	Revenues for 2007, 2006 and 2005 are exclusive of entities deconsolidated as a result of FIN 46R and include only revenues for the consolidated Guatemalan entities.
(7)	Included in other capital expenditures is a cash offset of $22.1 million, related to the sale of two combustion turbines by TPS McAdams to Tampa Electric. The corresponding capital expenditure is included in Tampa Electric’s capital expenditures for 2006.
(8)	Net income is comprised of earnings from unconsolidated affiliates less: depreciation, interest charges, taxes and other net expenses of $0.3 million.
(9)	Total assets represent primarily equity and advances invested in unconsolidated affiliates. As of Dec. 31, 2007, the equity and advances balance due TECO Energy totaled $413.5 million.

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

Components of income from discontinued operations—Union and Gila River Project Companies

(millions) For the years ended Dec. 31,	2007	2006	2005
Revenues	$—	$—	$109.1
Loss from operations	—	—	(23.0)
Gain on sale before tax	—	—	117.7

Income (loss) before provision for income taxes	—	—	90.0
(Benefit) provision for income taxes	(14.3)	—	24.9

Net income from discontinued operations	$14.3	$—	$65.1

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

TECO FINANCE, INC.

Condensed Balance Sheets

(in millions)	Dec. 31, 2007	Dec. 31, 2006

Assets

Current Assets
Cash	$0.2	$0.1
Advances-intercompany	737.6	—

Total Current Assets	737.8	0.1

Non-current Assets
Deferred tax asset	1.8	0.9
Unamortized debt expense	29.0	—

Total Non-Current Assets	30.8	0.9

Total Assets	$768.6	$1.0

Liabilities and Capital
Current Liabilities
Interest payable	$1.8	$—
Advances payable-intercompany	—	133.4
Non-current Liabilities
Long-term debt	900.5	—

Total Liabilities	$902.3	$133.4

Capital
Common stock and paid in capital	0.1	0.1
Retained deficit	(133.8)	(132.5)

Total Capital	(133.7)	(132.4)

Total Liabilities and Capital	$768.6	$1.0

TECO FINANCE, INC.

Condensed Statements of Operations

(in millions) For the years ended Dec. 31,	2007	2006	2005

Revenues	$—	$—	$—

Other Income
Interest Expense	2.2	—	—

Loss before benefit from income taxes	(2.2)	—	—

Benefit (provision for) from income taxes	0.8	—	(0.9)

Net loss	$(1.4)	$—	$(0.9)

TECO FINANCE, INC.

Condensed Statements of Cash Flows

(in millions) For the years ended Dec. 31,	2007	2006	2005

Cash Flows from Operating Activities
Net loss	$(1.4)	$—	$(0.9)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred taxes	(0.8)	—	0.9
Interest payable	1.8	—	—
Other assets	(1.7)	—	—

Cash Flows used in Operating Activities	(2.1)	—	—

Cash Flows from Financing Activities
Advances	2.2	—	—

Cash Flows provided by Financing Activities	2.2	—	—

Net increase (decrease) in cash	0.1	—	—
Cash at the beginning of the year	0.1	0.1	0.1

Cash at end of the year	$0.2	$0.1	$0.1

23.	Subsequent Events

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 27, 2008

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets (millions) Dec. 31,	2007	2006

Property, plant and equipment
Utility plant in service
Electric	$5,262.0	$5,026.8

Gas	917.4	877.7
Construction work in progress	363.6	318.9

Property, plant and equipment, at original costs	6,543.0	6,223.4
Accumulated depreciation	(1,808.6)	(1,760.5)

	4,734.4	4,462.9
Other property	4.5	4.4

Total property, plant and equipment (net)	4,738.9	4,467.3

Current assets
Cash and cash equivalents	11.9	5.1
Receivables, less allowance for uncollectibles of $1.4 and $1.2 at Dec. 31, 2007 and 2006, respectively	238.8	234.9

Inventories, at average cost
Fuel	66.2	63.7
Materials and supplies	58.0	51.3
Current regulatory assets	67.4	255.7
Current derivative assets	0.3	0.1
Taxes receivable	2.9	15.0
Prepayments and other current assets	11.6	11.2

Total current assets	457.1	637.0

Deferred debits
Unamortized debt expense	22.9	20.8
Long-term regulatory assets	186.8	231.3
Long-term derivative assets	1.9	0.1
Other	11.7	8.6

Total deferred debits	223.3	260.8

Total assets	$5,419.3	$5,365.1

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets (continued)

Liabilities and Capital (millions) Dec. 31,	2007	2006
Capital
Common stock	$1,510.4	$1,428.6
Accumulated other comprehensive loss	(5.0)	—
Retained earnings	295.6	284.9

Total capital	1,801.0	1,713.5
Long-term debt, less amount due within one year	1,844.8	1,601.4

Total capitalization	3,645.8	3,314.9

Current liabilities
Long-term debt due within one year	5.7	156.1
Notes payable	25.0	48.0
Accounts payable	237.6	222.8
Customer deposits	138.1	129.5
Current regulatory liabilities	35.4	46.7
Current derivative liabilities	26.0	70.3
Current deferred income taxes	0.3	50.4
Interest accrued	23.5	26.6
Taxes accrued	16.8	19.4
Other	11.3	11.2

Total current liabilities	519.7	781.0

Deferred credits
Non-current deferred income taxes	407.5	390.5
Investment tax credits	12.0	14.6
Long-term derivative liabilities	0.1	3.7
Long-term regulatory liabilities	582.7	555.3
Other	251.5	305.1

Total deferred credits	1,253.8	1,269.2

Total liabilities and capital	$5,419.3	$5,365.1

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions) For the years ended Dec. 31,	2007	2006	2005

Revenues
Electric (includes franchise fees and gross receipts taxes of $87.4 in 2007, $81.4 in 2006, and $70.6 million in 2005)	$2,188.4	$2,084.9	$1,746.2
Gas (includes franchise fees and gross receipts taxes of $23.8 in 2007, $22.8 in 2006, and $16.6 million in 2005)	599.1	577.0	549.5

Total revenues	2,787.5	2,661.9	2,295.7

Expenses
Operations
Fuel	947.9	906.8	546.8
Purchased power	271.9	221.3	269.7
Cost of natural gas sold	389.9	365.3	350.2
Other	279.8	293.5	269.7
Maintenance	113.9	111.8	91.8
Depreciation and amortization	218.7	222.8	222.1
Taxes, federal and state	99.8	96.8	107.8
Taxes, other than income	174.6	172.4	153.8

Total expenses	2,496.5	2,390.7	2,011.9

Income from operations	291.0	271.2	283.8

Other income
Allowance for other funds used during construction	4.5	2.7	—
Other income, net	10.5	14.3	6.3

Total other income	15.0	17.0	6.3

Interest charges
Interest on long-term debt	118.3	106.7	98.3
Other interest	12.6	17.0	15.1
Allowance for borrowed funds used during construction	(1.7)	(1.1)	—

Total interest charges	129.2	122.6	113.4

Net income	176.8	165.6	176.7

Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges	(5.0)	—	—

Other comprehensive loss, net of tax	(5.0)	—	—

Comprehensive Income	$171.8	$165.6	$176.7

The accompanying notes are an integral part of the consolidated condensed financial statements

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions) For the years ended Dec. 31,	2007	2006	2005
Cash flows from operating activities
Net income	$176.8	$165.6	$176.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	218.7	222.8	222.1
Deferred income taxes	(45.6)	(23.2)	72.2
Investment tax credits, net	(2.5)	(2.5)	(2.6)
Allowance for funds used during construction	(4.5)	(2.7)	—
Gain on sale of business/assets, pretax	(0.4)	—	—
Deferred recovery clause	123.7	53.4	(154.3)
Receivables, less allowance for uncollectibles	(3.9)	0.6	(32.4)
Inventories	(9.2)	(1.3)	(32.0)
Prepayments	(0.3)	(3.3)	3.0
Taxes accrued	9.5	24.5	0.1
Interest accrued	(3.1)	1.2	0.3
Accounts payable	(20.1)	(9.1)	67.5
Other	5.9	29.8	15.1

Cash flows from operating activities	445.0	455.8	335.7

Cash flows from investing activities
Capital expenditures	(423.0)	(420.4)	(246.0)
Allowance for funds used during construction	4.5	2.7	—
Net proceeds from sale of assets	0.4	—	5.3
Purchase of a business	—	(1.4)	—

Cash flows used in investing activities	(418.1)	(419.1)	(240.7)

Cash flows from financing activities
Common stock	81.8	51.8	—
Proceeds from long-term debt	444.1	327.5	—
Repayment of long-term debt	(356.9)	(91.9)	(5.5)
Net decrease in short-term debt	(23.0)	(167.0)	100.0
Dividends	(166.1)	(169.4)	(173.4)

Cash flows used in financing activities	(20.1)	(49.0)	(78.9)

Net increase in cash and cash equivalents	6.8	(12.3)	16.1
Cash and cash equivalents at beginning of period	5.1	17.4	1.3

Cash and cash equivalents at end of period	$11.9	$5.1	$17.4

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$123.3	$106.9	$100.7
Income taxes	$135.0	$100.1	$30.3

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Retained Earnings

(millions) For the years ended Dec. 31,	2007	2006	2005
Balance, beginning of year	$284.9	$288.7	$285.4
Add: Net income	176.8	165.6	176.7

	461.7	454.3	462.1
Deduct: Cash dividends on capital stock
Common	166.1	169.4	173.4

Balance, end of year	$295.6	$284.9	$288.7

Consolidated Statements of Capitalization

	Current Redemption Price	Capital Stock Outstanding Dec. 31,		Cash Dividends Paid (1)
(millions, except share amounts)		Share	Amount	Per Shares	Amount
Common stock—without par value
25 million shares authorized
2007	N/A	10	$1,510.4	(2)	$166.1
2006	N/A	10	$1.428.6	(2)	$169.4

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

Information for the TECO Energy consolidated pension plans with an accumulated benefit obligation in excess of plan assets

Accumulated benefit in excess of plan assets (millions)	2007	2006
Project benefit obligation, measurement date	$557.2	$569.9
Accumulated benefit obligation, measurement date	$493.0	$508.3
Fair value of plan assets, measurement date	$492.7	$435.2

Components of TECO Energy consolidated Net Periodic Benefit Cost

(millions)	Pension Benefits
	2007	2006	2005
Net periodic benefit cost:
Service cost	$16.0	$15.8	$16.2
Interest cost	33.0	30.7	32.7
Expected return on plan assets	(36.3)	(35.7)	(37.2)
Amortization of:
Actuarial loss	9.1	8.8	4.3
Prior service (benefit) cost	(0.5)	(0.5)	(0.5)
Transition (asset) obligation	—	—	(0.2)
Curtailment (gain) loss	(0.4)	—	—
Settlement (gain) loss	—	—	1.4

Net periodic benefit cost	$20.9	$19.1	$16.7

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

Obligations and Funded Status—Other Postretirement Benefits

(millions)	2007	2006
Change in benefit obligation
Net benefit obligation at prior measurement date	$145.6	$141.5
Service cost	2.3	2.3
Interest cost	8.3	7.7
Plan participants’ contributions	2.6	2.3
Actuarial (gain) loss	(3.4)	2.3
Curtailment	(1.5)	—
Gross benefits paid	(11.5)	(10.0)
Federal subsidy on benefits paid	0.8	(0.5)

Net benefit obligation at measurement date (Sep. 30)	$143.2	$145.6

Change in plan assets
Employer contributions	$8.9	$7.7
Plan participants’ contributions	2.6	2.3
Gross benefits paid	(11.5)	(10.0)

Fair value of plan assets at measurement date (Sep. 30)	$—	$—

Funded status
Fair value of plan assets	$—	$—
Benefit obligation	143.2	145.7

Funded status at measurement date	(143.2)	(145.7)
Net contributions after measurement date	2.2	1.7
Unrecognized net actuarial loss	20.9	21.6
Unrecognized prior service (benefit) cost	10.3	13.7
Unrecognized net transition (asset) obligation	9.1	12.9

Accrued liability at end of year	$(100.7)	$(95.8)

Amounts Recognized in Balance Sheet
Long-term regulatory assets	$40.3	$49.8
Current liabilities	(10.2)	(10.2)
Non-current liabilities	(130.8)	(135.4)
Prepaid benefit cost	n/a	n/a
Accrued benefit cost	n/a	n/a
Additional minimum liability	n/a	n/a
Intangible assets	n/a	n/a
Accumulated other comprehensive income	n/a	n/a

Net amount recognized at end of year	$(100.7)	$(95.8)

Components of Net Periodic Other Postretirement Benefit Cost

Net periodic benefit cost (millions):	2007	2006	2005
Service cost	$2.3	$2.3	$2.4
Interest cost	8.3	7.7	7.3
Amortization of:
Actuarial loss	—	0.4	—
Prior service (benefit) cost	1.7	1.7	1.7
Transition (asset) obligation	2.2	2.1	2.1

Net periodic benefit cost	$14.5	$14.2	$13.5

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets

(millions)	2007	2006	2005
Net actuarial loss (gain)	$20.9	$21.6	n/a
Prior service cost (credit)	10.3	13.8	n/a
Transition obligation (asset)	9.1	12.8	n/a

Total recognized in regulatory assets	$40.3	$48.2	n/a

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

Information about TECO Energy’s expected benefit payments for the pension and postretirement benefit plans follows:

Expected Benefit Payments—TECO Energy

(including projected service and net of employee contributions)

	Pension Benefits	Other Postretirement Benefits
		Gross	Expected Federal Subsidy

Expected benefit payments (millions):
2008	$65.4	$14.6	$(1.1)
2009	$44.3	$15.8	(1.2)
2010	$45.7	$16.8	(1.4)
2011	$47.0	$17.7	(1.5)
2012	$48.0	$18.2	(1.7)
2013-2017	$258.5	$93.1	(11.1)

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

Management’s Report on Internal Control over Financial Reporting.

TECO Energy’s Management’s Report on Internal Control Over Financial Reporting is on page 2 of this report.

TECO Energy, Inc.’s internal control over financial reporting as of Dec. 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is on page 3 of this report.

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

Management’s Report on Internal Control over Financial Reporting.

Tampa Electric Company Management’s Report on Internal Control Over Financial Reporting is on page 63 of this report.

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

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Certain Documents Filed as Part of this Form 10-K

1.	Financial Statements

TECO Energy, Inc. Financial Statements – See index on page 1

Tampa Electric Company Financial Statements – See index on page 62

2.	Financial Statement Schedules

Condensed Parent Company Financial Statements Schedule I – pages 96-99

TECO Energy, Inc. Schedule II – page 100

Tampa Electric Company Schedule II – page 101

3.	Exhibits – See index beginning on page 206 of the Original Form 10-K, as supplemented by the index on page 103 of this report.

(b)	The exhibits filed as part of this Form 10-K/A are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

(c)	The financial statement schedules filed as part of the Original Form 10-K are listed in paragraph (a)(2) above, and are contained in the Original Form 10-K.

All other schedules and exhibits not indicated above are contained in the Original Form 10-K.

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

(1)	Write-off of individual bad debt accounts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 7, 2008	TECO ENERGY, INC.
(Registrant)

/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 7, 2008	TAMPA ELECTRIC COMPANY
(Registrant)

/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

23.1	Consent of Independent Registered Certified Public Accounting Firm – TECO Energy, Inc.

23.2	Consent of Independent Registered Certified Public Accounting Firm – Tampa Electric Company

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Annual Report on Form 10-K and is not filed as part of it.