Form 10-K/A
period 2012-12-31
TECO ENERGY INC
filed 2013-03-04
CIK 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No.	Exact name of the Registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number
1-8180	TECO ENERGY, INC.	59-2052286
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
TECO Energy, Inc.
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $3.85 billion based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Feb. 15, 2013 was 217,255,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders of TECO Energy, Inc. are incorporated by reference into Part III.

EXPLANATORY NOTE

TECO Energy, Inc. is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on February 26, 2013 (“Form 10-K”), solely for the purpose of correcting information contained in Exhibit 95 thereto. Attached to this Form 10-K/A is an amended and restated Exhibit 95.

Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify, amend or update in any way any financial information or other disclosure contained in the Form 10-K other than as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.

Dated: March 4, 2013	By:	/s/ SANDRA W. CALLAHAN
SANDRA W. CALLAHAN

Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

95	Mine Safety Disclosure.