Form 10-Q
period 2013-09-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2013-11-01
CIK 350563, 96271

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of October 25, 2013 was 217,301,601. As of October 25, 2013, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 62.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
CAA	Federal Clean Air Act
capacity clause	capacity cost-recovery clause, as established by the FPSC
CMO	collateralized mortgage obligation
CO2	carbon dioxide
CT	combustion turbine
DOE	U.S. Department of Energy
EEI	Edison Electric Institute
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles
GHG	greenhouse gas(es)
HCIDA	Hillsborough County Industrial Development Authority
HPP	Hardee Power Partners
IFRS	International Financial Reporting Standards
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISO	independent system operator
ITCs	investment tax credits
KW	kilowatt
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MBS	mortgage-backed securities
MD&A	Management’s Discussion & Analysis
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MM&A	Marshall Miller & Associates
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)

MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NERC	North American Electric Reliability Corporation
NMGC	New Mexico Gas Company, Inc., the principal subsidiary of NMGI
NMGI	New Mexico Gas Intermediate, Inc.
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
o&m expenses	operations and maintenance expenses
OATT	open access transmission tariff
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
REMIC	real estate mortgage investment conduit
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Coal	TECO Coal Corporation, a coal producing subsidiary of TECO Diversified
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TRC	TEC Receivables Company
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012, and the results of their operations and cash flows for the periods ended Sept. 30, 2013 and 2012. The results of operations for the three month and nine month periods ended Sept. 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2013. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 and to the notes on pages 11 through 31 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sept. 30, 2013 and Dec. 31, 2012	5-6

Consolidated Condensed Statements of Income for the three month and nine month periods ended Sept. 30, 2013 and 2012	7-8

Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sept. 30, 2013 and 2012	9

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2013 and 2012	10

Notes to Consolidated Condensed Financial Statements	11-31

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sept. 30, 2013	Dec. 31, 2012

Current assets
Cash and cash equivalents	$152.8	$200.5
Receivables, less allowance for uncollectibles of $4.1 and $4.2 at Sept. 30, 2013 and Dec. 31, 2012, respectively	347.1	282.7
Inventories, at average cost
Fuel	119.6	123.6
Materials and supplies	83.0	82.1
Derivative assets	0.2	0.0
Regulatory assets	40.9	70.3
Deferred income taxes	28.5	63.3
Prepayments and other current assets	38.1	33.9
Income tax receivables	0.8	0.4

Total current assets	811.0	856.8

Property, plant and equipment
Utility plant in service
Electric	6,862.5	6,655.8
Gas	1,284.3	1,228.3
Construction work in progress	356.6	336.1
Other property	447.3	443.8

Property, plant and equipment, at original costs	8,950.7	8,664.0
Accumulated depreciation	(2,869.8)	(2,695.5)

Total property, plant and equipment, net	6,080.9	5,968.5

Other assets
Regulatory assets	370.5	382.6
Derivative assets	0.0	0.2
Deferred charges and other assets	131.7	126.8

Total other assets	502.2	509.6

Total assets	$7,394.1	$7,334.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sept. 30, 2013	Dec. 31, 2012

Current liabilities
Long-term debt due within one year	$83.3	$0.0
Accounts payable	241.3	232.8
Customer deposits	164.5	162.9
Regulatory liabilities	81.3	105.6
Derivative liabilities	5.2	14.6
Interest accrued	55.4	33.2
Taxes accrued	79.3	32.1
Other	17.4	19.9

Total current liabilities	727.7	601.1

Other liabilities
Deferred income taxes	338.0	277.9
Investment tax credits	9.4	9.7
Regulatory liabilities	632.7	631.4
Derivative liabilities	1.5	0.6
Deferred credits and other liabilities	523.1	549.7
Long-term debt, less amount due within one year	2,837.8	2,972.7

Total other liabilities	4,342.5	4,442.0

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 217.3 million and 216.6 million shares outstanding at Sept. 30, 2013 and Dec. 31, 2012, respectively)	217.3	216.6
Additional paid in capital	1,578.8	1,564.5
Retained earnings	554.1	541.7
Accumulated other comprehensive loss	(26.3)	(31.0)

Total capital	2,323.9	2,291.8

Total liabilities and capital	$7,394.1	$7,334.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Sept. 30,
	(millions, except per share amounts)	2013	2012
	Revenues
	Regulated electric and gas (includes franchise fees and gross receipts taxes of $29.7 in 2013 and $31.0 in 2012)	$639.6	$670.1
	Unregulated	126.3	188.5

	Total revenues	765.9	858.6

	Expenses
	Regulated operations and maintenance
	Fuel	202.8	209.1
	Purchased power	15.7	25.8
	Cost of natural gas sold	26.7	40.5
	Other	127.0	115.4
	Operation and maintenance other expense
	Mining related costs	108.3	141.5
	Other	3.6	1.5
	Depreciation and amortization	85.4	83.4
	Taxes, other than income	55.9	58.3

	Total expenses	625.4	675.5

	Income from continuing operations	140.5	183.1

	Other income
	Allowance for other funds used during construction	1.8	0.7
	Other income	(0.3)	2.7

	Total other income	1.5	3.4

	Interest charges
	Interest expense	42.6	45.0
	Allowance for borrowed funds used during construction	(1.1)	(0.4)

	Total interest charges	41.5	44.6

	Income from continuing operations before provision for income taxes	100.5	141.9
	Provision for income taxes	37.6	51.7

	Net income from continuing operations	62.9	90.2

	Discontinued operations
	Loss from discontinued operations	(0.2)	(27.4)
	(Benefit) Provision for income taxes	(0.1)	18.7

	Loss from discontinued operations, net	(0.1)	(46.1)
	Less: Income from discontinued operations attributable to noncontrolling interest	0.0	0.1

	Loss from discontinued operations attributable to TECO Energy, net	(0.1)	(46.2)

	Net income attributable to TECO Energy	$62.8	$44.0

Average common shares outstanding	– Basic	215.2	214.5
	– Diluted	215.6	215.4

Earnings per share from continuing operations	– Basic	$0.29	$0.42
	– Diluted	$0.29	$0.42

Earnings per share from discontinued operations	– Basic	$0.00	$(0.22)
	– Diluted	$0.00	$(0.22)

Earnings per share attributable to TECO Energy	– Basic	$0.29	$0.20
	– Diluted	$0.29	$0.20

	Dividends paid per common share outstanding	$0.22	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Nine months ended Sept. 30,
	(millions, except per share amounts)	2013	2012
	Revenues
	Regulated electric and gas (includes franchise fees and gross receipts taxes of $81.8 in 2013 and $85.4 in 2012)	$1,782.7	$1,826.8
	Unregulated	380.2	481.4

	Total revenues	2,162.9	2,308.2

	Expenses
	Regulated operations and maintenance
	Fuel	517.3	534.5
	Purchased power	50.8	85.2
	Cost of natural gas sold	116.9	118.5
	Other	377.4	342.2
	Operation and maintenance other expense
	Mining related costs	314.0	358.7
	Other	8.3	4.4
	Depreciation and amortization	251.3	246.9
	Taxes, other than income	162.8	170.8

	Total expenses	1,798.8	1,861.2

	Income from continuing operations	364.1	447.0

	Other income
	Allowance for other funds used during construction	4.3	1.6
	Other income	2.9	5.8

	Total other income	7.2	7.4

	Interest charges
	Interest expense	129.1	141.7
	Allowance for borrowed funds used during construction	(2.5)	(0.9)

	Total interest charges	126.6	140.8

	Income from continuing operations before provision for income taxes	244.7	313.6
	Provision for income taxes	89.0	113.2

	Net income from continuing operations	155.7	200.4

	Discontinued operations
	Loss from discontinued operations	0.0	(7.9)
	Provision for income taxes	0.0	24.6

	Loss from discontinued operations, net	0.0	(32.5)
	Less: Income from discontinued operations attributable to noncontrolling interest	0.0	0.3

	Loss from discontinued operations attributable to TECO Energy, net	0.0	(32.8)

	Net income attributable to TECO Energy	$155.7	$167.6

Average common shares outstanding	– Basic	214.9	214.2
	– Diluted	215.4	215.3

Earnings per share from continuing operations	– Basic	$0.72	$0.93
	– Diluted	$0.72	$0.93

Earnings per share from discontinued operations	– Basic	$0.00	$(0.15)
	– Diluted	$0.00	$(0.15)

Earnings per share attributable to TECO Energy	– Basic	$0.72	$0.78
	– Diluted	$0.72	$0.78

	Dividends paid per common share outstanding	$0.66	$0.66

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2013	2012	2013	2012
Net income attributable to TECO Energy	$62.8	$44.0	$155.7	$167.6

Other comprehensive income, net of tax
Net unrealized gains (loss) on cash flow hedges	0.8	1.7	1.1	(4.2)
Amortization of unrecognized benefit costs	0.6	0.5	2.0	1.1
Recognized benefit costs due to settlement	1.6	0.0	1.6	0.0

Other comprehensive income (loss), net of tax	3.0	2.2	4.7	(3.1)

Comprehensive income attributable to TECO Energy	$65.8	$46.2	$160.4	$164.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2013	2012
Cash flows from operating activities
Net income attributable to TECO Energy	$155.7	$167.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	251.3	253.2
Deferred income taxes	89.1	115.2
Investment tax credits	(0.3)	(0.3)
Allowance for other funds used during construction	(4.3)	(1.6)
Non-cash stock compensation	10.2	8.5
(Loss) gain on sales of business/assets, pretax	(0.3)	14.5
Deferred recovery clauses	(3.8)	(3.7)
Asset impairment, pre-tax	0.0	17.4
Receivables, less allowance for uncollectibles	(64.4)	(47.3)
Inventories	3.1	7.9
Prepayments and other current assets	(4.2)	(3.1)
Taxes accrued	44.0	58.7
Interest accrued	22.2	23.6
Accounts payable	10.6	22.0
Other	(2.8)	(25.0)

Cash flows from operating activities	506.1	607.6

Cash flows from investing activities
Capital expenditures	(370.9)	(355.2)
Allowance for other funds used during construction	4.3	1.6
Net proceeds from sales of business/assets	0.4	7.4

Cash flows used in investing activities	(366.2)	(346.2)

Cash flows from financing activities
Dividends	(143.4)	(142.8)
Proceeds from the sale of common stock	7.4	3.2
Proceeds from long-term debt issuance	0.0	538.3
Repayment of long-term debt/Purchase in lieu of redemption	(51.6)	(469.2)
Dividends to noncontrolling interest	0.0	(0.3)

Cash flows used in financing activities	(187.6)	(70.8)

Net (decrease) increase in cash and cash equivalents	(47.7)	190.6
Cash and cash equivalents at beginning of the period	200.5	44.0

Cash and cash equivalents at end of the period	$152.8	$234.6

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012, and the results of operations and cash flows for the periods ended Sept. 30, 2013 and 2012. The results of operations for the three and nine months ended Sept. 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2013.

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

Revenues

As of Sept. 30, 2013 and Dec. 31, 2012, unbilled revenues of $51.8 million and $49.0 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29.7 million and $81.8 million, respectively, for the three and nine months ended Sept. 30, 2013, compared to $31.0 million and $85.4 million, respectively, for the three and nine months ended Sept. 30, 2012.

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

On Feb. 4, 2013, Tampa Electric delivered a letter to the FPSC notifying it of its intent to file a request for an increase in its retail base rates and service charges. On April 5, 2013, Tampa Electric filed a petition with the FPSC requesting, among other things, a permanent increase in rates and service charges sufficient to generate additional annual revenues of approximately $134.8 million, to be effective on or after Jan. 1, 2014. The request provided for a return on equity range of 10.25% to 12.25% with a midpoint of 11.25%. The petition also requested certain changes to existing rate schedules, as well as the adoption of new rate designs.

On Sept. 6, 2013, TEC and all of the intervenors in its Tampa Electric division base rate proceeding filed with the FPSC a joint motion for the FPSC to approve a stipulation and settlement agreement, which would resolve all matters in Tampa Electric’s pending base rate proceeding.

This agreement provided for the following revenue increases: $57.5 million effective Nov. 1, 2013, an additional $7.5 million effective Nov. 1, 2014, an additional $5.0 million effective Nov. 1, 2015, and an additional $110.0 million effective Jan. 1, 2017 or the date that the expansion of TEC’s Polk Power Station goes into service, whichever is later. The agreement provides that Tampa Electric’s allowed regulatory ROE would be a mid-point of 10.25% with a range of plus or minus 1%, with a potential increase to 10.50% if U.S. Treasury bond yields exceed a specified threshold. The agreement provides that Tampa Electric cannot file for additional rate increases until 2017 (to be effective in 2018), unless its earned ROE were to fall below 9.25% (or 9.5% if the allowed ROE is increased as described above) before that time. If its earned ROE were to rise above 11.25% (or 11.5% if the allowed ROE is increased as described above) any party to the agreement other than TEC could seek a review of Tampa Electric’s base rates. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital and Tampa Electric will begin using a 15-year amortization period for all computer software retroactive to Jan. 1, 2013.

On Sept. 11, 2013, the FPSC unanimously voted to approve the stipulation and settlement agreement between TEC and all of the intervenors in its Tampa Electric division base rate proceeding, which resolved Tampa Electric’s base rate proceeding.

Storm Damage Cost Recovery

Tampa Electric is accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $55.4 million and $50.4 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively. Effective Nov. 1, 2013, Tampa Electric will cease accruing for this storm damage reserve as a settlement provision of the base rate proceeding mentioned above. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to the level as of Oct. 31, 2013.

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

Details of the regulatory assets and liabilities as of Sept. 30, 2013 and Dec. 31, 2012 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2013	Dec. 31, 2012
Regulatory assets:
Regulatory tax asset (1)	$67.2	$67.2

Other:
Cost-recovery clauses	14.4	42.9
Postretirement benefit asset	263.8	276.1
Deferred bond refinancing costs (2)	8.3	9.2
Environmental remediation	47.8	46.9
Competitive rate adjustment	4.2	4.1
Other	5.7	6.5

Total other regulatory assets	344.2	385.7

Total regulatory assets	411.4	452.9
Less: Current portion	40.9	70.3

Long-term regulatory assets	$370.5	$382.6

Regulatory liabilities:
Regulatory tax liability (1)	$13.7	$14.6

Other:
Cost-recovery clauses	49.4	73.9
Transmission and delivery storm reserve	55.4	50.4
Deferred gain on property sales (3)	2.3	3.4
Other	1.3	1.0
Accumulated reserve - cost of removal	591.9	593.7

Total other regulatory liabilities	700.3	722.4

Total regulatory liabilities	714.0	737.0
Less: Current portion	81.3	105.6

Long-term regulatory liabilities	$632.7	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
(millions)	Sept. 30, 2013	Dec. 31, 2012
Clause recoverable (1)	$18.6	$47.0
Components of rate base (2)	266.7	279.1
Regulatory tax assets (3)	67.2	67.2
Capital structure and other (3)	58.9	59.6

Total	$411.4	$452.9

(1)	To be recovered through recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2011 consolidated federal income tax return during 2012. The statute of limitations remains open for years 2010 and forward. Years 2012 and 2013 are currently being examined by the IRS under their Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2013. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2009 and forward.

The company recognizes interest and penalties associated with uncertain tax positions in “Operation & maintenance other expense-Other” on the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. For the nine months ended Sept. 30, 2013 and Sept. 30, 2012, the company recorded $0.1 million and $0.1 million of interest charges respectively. No amounts were recorded in continuing operations for penalties for the nine months ended Sept. 30, 2013 or Sept. 30, 2012.

The company expects to recognize the remaining unrecognized tax benefits by the end of 2013 as a result of a lapse of the statute of limitations, which would affect the annual effective tax rate.

During the three months ended Sept. 30, 2012, the company incurred an after-tax charge of $22.6 million for foreign tax credits associated with its Guatemalan operations being reclassified as an asset held for sale. See Note 15 for more information.

The effective tax rate for continuing operations increased to 36.37% for the nine months ended Sept. 30, 2013 from 36.09% for the same period in 2012. The increase is principally due to decreased depletion.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sept. 30,	2013	2012	2013	2012
Components of net periodic benefit expense
Service cost	$4.5	$4.3	$0.7	$0.6
Interest cost on projected benefit obligations	7.3	7.5	2.3	2.5
Expected return on assets	(9.6)	(9.3)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.4
Prior service (benefit) cost	(0.1)	(0.1)	(0.1)	0.2
Actuarial loss	5.1	3.9	0.2	0.1
Settlement cost	1.0	0.0	0.0	0.0

Net pension expense recognized in the Consolidated Condensed Statements of Income	$8.2	$6.3	$3.1	$3.8

Nine months ended Sept. 30,
Components of net periodic benefit expense
Service cost	$13.6	$12.8	$1.9	$1.8
Interest cost on projected benefit obligations	21.7	22.5	7.0	7.6
Expected return on assets	(28.8)	(27.8)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	1.3
Prior service (benefit) cost	(0.3)	(0.3)	(0.3)	0.6
Actuarial loss	15.4	11.5	0.7	0.1
Settlement cost	1.0	0.0	0.0	0.0

Net pension expense recognized in the Consolidated Condensed Statements of Income	$22.6	$18.7	$9.3	$11.4

For the fiscal 2013 plan year, TECO Energy assumed a long-term EROA of 7.50% and a discount rate of 4.196% for pension benefits under its qualified pension plan, and a discount rate of 4.180% for its other postretirement benefits as of their Jan. 1, 2013 measurement dates. The SERP was remeasured as of Jun. 30, 2013 using a discount rate of 4.96% due to a settlement. Additionally, TECO Energy made contributions of $32.9 million to its pension plan for the nine months ended Sept. 30, 2013.

For the three and nine months ended Sept. 30, 2013, TECO Energy and its subsidiaries reclassed $1.0 million and $3.2 million pretax, respectively, of unamortized transition obligation, prior service cost and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three and nine months ended Sept. 30, 2013, TEC reclassed $4.1 million and $12.3 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

6. Short-Term Debt

At Sept. 30, 2013 and Dec. 31, 2012, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2013			Dec. 31, 2012
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$1.5	$325.0	$0.0	$1.5
1-year accounts receivable facility	150.0	0.0	0.0	150.0	0.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	0.0	200.0	0.0	0.0

Total	$675.0	$0.0	$1.5	$675.0	$0.0	$1.5

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Oct. 25, 2016.
(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At Sept. 30, 2013, these credit facilities require commitment fees ranging from 12.5 to 25.0 basis points. There were no outstanding borrowings at Sept. 30, 2013 or Dec. 31, 2012.

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

The Amendment was entered into to accommodate the acquisition of NMGI, as described in Note 16 herein, by (i) temporarily changing the total debt-to-total capitalization financial covenant such that, during the four fiscal quarters commencing with the quarter in which the acquisition closes, TECO Energy must maintain a total debt to total capitalization ratio of no greater than 0.70 to 1.00, instead of the previous capitalization ratio of 0.65 to 1.00 and (ii) changing the definition of Permitted Liens as defined in the TECO Credit Facility to permit the acquisition of a significant subsidiary that carries secured debt and making other changes matching the corresponding covenant in the Bridge Facility, as described in Note 16 herein. More specifically, the Amendment adds to the definition of Permitted Liens, (i) liens existing on any property or asset prior to the acquisition thereof by any significant subsidiary or existing on any property or assets of any person that becomes a significant subsidiary after the date of the Amendment prior to the time such person becomes a significant subsidiary, (ii) liens on assets subject to existing liens to secure additional obligations and (iii) mortgage bonds issued by certain regulated significant subsidiaries including NMGC in a principal amount not exceeding 66 2/3% of the value of such significant subsidiary’s plant, property and equipment. The Amendment also contains other minor changes to the TECO Credit Facility.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2013, total long-term debt had a carrying amount of $2,921.1 million and an estimated fair market value of $3,178.1 million. At Dec. 31, 2012, total long-term debt had a carrying amount of $2,972.7 million and an estimated fair market value of $3,439.4 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are level 2 instruments.

Purchase in Lieu of Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007B

On Sept. 3, 2013, TEC purchased in lieu of redemption $51.6 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 B (the Series 2007 B HCIDA Bonds). On Mar. 26, 2008, the HCIDA had remarketed the Series 2007 B HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The Series 2007 B HCIDA Bonds bore interest at a term rate of 5.15% per annum from March 26, 2008 to Sept. 1, 2013. TEC is responsible for payment of the interest and principal associated with the Series 2007 B HCIDA Bonds.

On March 15, 2012, TEC purchased in lieu of redemption $86.0 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006 (Non-AMT) (the Series 2006 HCIDA Bonds). On March 19, 2008, the HCIDA had remarketed the Series 2006 HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The Series 2006 HCIDA Bonds bore interest at a term rate of 5.00% per annum from March 19, 2008 to March 15, 2012. TEC is responsible for payment of the interest and principal associated with the Series 2006 HCIDA Bonds. Regularly scheduled principal and interest when due, are insured by Ambac Assurance Corporation.

On March 1, 2011, TEC purchased in lieu of redemption $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA had issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007, which previously had been in auction rate mode and had been held by TEC since Mar. 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to March 1, 2011.

On March 26, 2008, TEC purchased in lieu of redemption $20 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C.

After the Sept. 3, 2013 purchase of the Series 2007 B HCIDA Bonds, $232.6 million in bonds purchased in lieu of redemption were held by the trustee at the direction of TEC as of Sept. 30, 2013 to provide an opportunity to evaluate refinancing alternatives.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and nine months ended Sept. 30, 2013 and 2012, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2013
Unrealized gain on cash flow hedges	$1.1	$(0.4)	$0.7	$0.7	$(0.3)	$0.4
Reclassification from AOCI to net income (1)	0.1	0.0	0.1	1.0	(0.3)	0.7

Gain on cash flow hedges	1.2	(0.4)	0.8	1.7	(0.6)	1.1
Amortization of unrecognized benefit costs (2)	1.0	(0.4)	0.6	3.2	(1.2)	2.0
Recognized benefit costs due to settlement	2.6	(1.0)	1.6	2.6	(1.0)	1.6

Total other comprehensive income	$4.8	$(1.8)	$3.0	$7.5	$(2.8)	$4.7

2012
Unrealized gain (loss) on cash flow hedges	$2.5	$(0.9)	$1.6	$(7.2)	$2.7	$(4.5)
Reclassification from AOCI to net income (1)	0.2	(0.1)	0.1	0.5	(0.2)	0.3

Gain (Loss) on cash flow hedges	2.7	(1.0)	1.7	(6.7)	2.5	(4.2)
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5	2.3	(1.2)	1.1

Total other comprehensive income (loss)	$3.5	$(1.3)	$2.2	$(4.4)	$1.3	$(3.1)

(1)	Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Mining related costs.
(2)	Related to postretirement benefits. See Note 5 for additional information.

Accumulated Other Comprehensive (Loss) Income
(millions)	Sept. 30, 2013	Dec. 31, 2012
Unrecognized pension loss and prior service (benefit) credit (1)	$(29.3)	$(32.9)
Unrecognized other benefit loss, prior service (benefit) cost and transition obligation (2)	11.1	11.1
Net unrealized losses from cash flow hedges (3)	(8.1)	(9.2)

Total accumulated other comprehensive loss	$(26.3)	$(31.0)

(1)	Net of tax benefit of $17.9 million and $20.1 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively.
(2)	Net of tax expense of $6.7 million and $6.7 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively.
(3)	Net of tax benefit of $5.2 million and $5.8 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively.

9. Earnings Per Share

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
(millions, except per share amounts)	2013	2012	2013	2012
Basic earnings per share
Net income from continuing operations	$62.9	$90.2	$155.7	$200.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.3)	(0.5)	(0.7)

Income before discontinued operations available to common shareholders - Basic	$62.7	$89.9	$155.2	$199.7

(Loss) Income from discontinued operations attributable to TECO Energy, net	($0.1)	($46.2)	$0.0	($32.8)
Amount allocated to nonvested participating shareholders	0.0	0.1	0.0	0.1

(Loss) Income from discontinued operations attributable to TECO Energy available to common shareholders - Basic	($0.1)	($46.1)	$0.0	($32.7)

Net income attributable to TECO Energy	$62.8	$44.0	$155.7	$167.6
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.5)	(0.6)

Net income attributable to TECO Energy available to common shareholders - Basic	$62.6	$43.8	$155.2	$167.0

Average common shares outstanding - Basic	215.2	214.5	214.9	214.2

Earnings per share from continuing operations available to common shareholders - Basic	$0.29	$0.42	$0.72	$0.93

Earnings per share from discontinued operations attributable to TECO Energy available to common shareholders - Basic	$0.00	($0.22)	$0.00	($0.15)

Earnings per share attributable to TECO Energy available to common shareholders - Basic	$0.29	$0.20	$0.72	$0.78

Diluted earnings per share
Net income from continuing operations	$62.9	$90.2	$155.7	$200.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.3)	(0.5)	(0.7)

Income before discontinued operations available to common shareholders - Diluted	$62.7	$89.9	$155.2	$199.7

(Loss) Income from discontinued operations attributable to TECO Energy, net	($0.1)	($46.2)	$0.0	($32.8)
Amount allocated to nonvested participating shareholders	0.0	0.1	0.0	0.1

(Loss) Income from discontinued operations attributable to TECO Energy available to common shareholders - Diluted	($0.1)	($46.1)	$0.0	($32.7)

Net income attributable to TECO Energy	$62.8	$44.0	$155.7	$167.6
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.5)	(0.6)

Net income attributable to TECO Energy available to common shareholders - Diluted	$62.6	$43.8	$155.2	$167.0

Unadjusted average common shares outstanding - Diluted	215.2	214.5	214.9	214.2
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.4	0.9	0.5	1.1

Average common shares outstanding - Diluted	215.6	215.4	215.4	215.3

Earnings per share from continuing operations available to common shareholders - Diluted	$0.29	$0.42	$0.72	$0.93

Earnings per share from discontinued operations attributable to TECO Energy available to common shareholders - Diluted	$0.00	($0.22)	$0.00	($0.15)

Earnings per share attributable to TECO Energy available to common shareholders - Diluted	$0.29	$0.20	$0.72	$0.78

Anti-dilutive shares	0.0	0.0	0.0	0.6

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

Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida. Two commercial PGS customers filed a purported class action in Lee County Circuit Court, Florida against PGS on behalf of PGS commercial customers affected by the outage, seeking damages for loss of revenue and other costs related to the gas outage. Posen Construction, Inc., the company conducting construction at the site where the incident occurred, is also a defendant in the action. In June 2013, the court denied the plaintiffs’ motion for class certification and dismissed the plaintiffs’ underlying claim. The Court recently denied plaintiffs’ motion for reconsideration of the ruling. PGS’s suit against Posen Construction in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident remains pending, as does the Posen Construction counter-claim against PGS alleging negligence. In addition, the suit filed by the Posen Construction employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS, Posen Construction and the engineering company on the construction project, seeking damages for his injuries, also remains pending.

In addition, three former or inactive TEC employees are maintaining a suit against TEC in Hillsborough County Circuit Court, Florida for personal injuries allegedly caused by exposure to a chemical substance at one of TEC’s power stations. The suit was originally filed in 2002, and recently the trial judge allowed the plaintiffs to seek punitive damages in connection with their case. A trial is expected sometime in 2014.

The company believes the claims in each of the pending actions described above in this item are without merit and intends to defend each matter vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2013, TEC has estimated its ultimate financial liability to be $37.2 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Environmental Protection Agency Section 114 Letter

On Feb. 11, 2013, TEC received an information request from the EPA under Section 114(a) of the CAA seeking documents and other information concerning the compliance status of its sulfuric acid plant at its Polk Power Station in Polk County, Florida with the “New Source Review” requirements of the CAA. The request received by TEC appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. TEC cannot predict at this time what the scope of this matter will ultimately be or the range of outcomes, and therefore it is not able to estimate the possible loss or range of loss, if any, with respect to this matter. TEC responded with the requested information on April 26, 2013 and has not received any response from the EPA on this matter.

Environmental Protection Agency Administrative Order

In December 2010, Clintwood Elkhorn Mining Company, a subsidiary of TECO Coal, received an Administrative Order from the EPA relating to the discharge of wastewater associated with inactive mining operations in Pike County, Kentucky. A consent agreement and final order with the EPA with respect to this matter became effective on July 23, 2013, the costs associated with which were not material to the financial results or financial position of TECO Energy.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Sept. 30, 2013 is as follows:

Guarantees - TECO Energy
(millions) Guarantees for the Benefit of:	2013	2014-2017	After (1) 2017	Total	Liabilities Recognized at Sept. 30, 2013
TECO Coal
Fuel purchase related (2)	$0.0	$1.4	$4.0	$5.4	$2.3
Other subsidiaries
Guaranty under sale agreement (3)	0.0	4.9	0.0	4.9	4.9
Fuel purchase/energy management (2)	0.0	10.0	94.3	104.3	0.4

Total	$0.0	$16.3	$98.3	$114.6	$7.6

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2013	2014-2017	After (1) 2017	Total	Liabilities Recognized at Sept. 30, 2013
Tampa Electric (2)	$0.8	$0.0	$0.7	$1.5	$0.3

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2017.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sept. 30, 2013. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	The liability recognized relates to an indemnification provision for an uncertain tax position at TCAE that was provided for in the purchase agreement of the TECO Guatemala equity interests.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2013, TECO Energy, TECO Finance, TEC and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions) Three months ended Sept. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala (2)	Other & Eliminations	TECO Energy
2013
Revenues - external	$556.2	$83.1	$123.7	$0.0	$2.9	$765.9
Sales to affiliates	0.2	0.3	0.0	0.0	(0.5)	0.0

Total revenues	556.4	83.4	123.7	0.0	2.4	765.9
Depreciation and amortization	62.2	13.4	9.3	0.0	0.5	85.4
Total interest charges (1)	22.8	3.4	1.6	0.0	13.7	41.5
Internally allocated interest (1)	0.0	0.0	1.5	0.0	(1.5)	0.0
Provision (benefit) for income taxes	42.7	3.4	(1.2)	0.0	(7.3)	37.6
Net income from continuing operations	68.7	5.4	(1.4)	0.0	(9.8)	62.9
Loss from discontinued operations attributable to TECO Energy	0.0	0.0	0.0	0.0	(0.1)	(0.1)
Net income attributable to TECO Energy	$68.7	$5.4	($1.4)	$0.0	($9.9)	$62.8

2012
Revenues - external	$574.9	$95.2	$186.0	$0.0	$2.5	$858.6
Sales to affiliates	0.3	0.0	0.0	0.0	(0.3)	0.0

Total revenues	575.2	95.2	186.0	0.0	2.2	858.6
Depreciation and amortization	60.2	12.7	10.2	0.0	0.3	83.4
Total interest charges (1)	26.7	3.7	1.9	0.0	12.3	44.6
Internally allocated interest (1)	0.0	0.0	1.7	0.0	(1.7)	0.0
Provision (benefit) for income taxes	45.7	4.4	6.0	0.0	(4.4)	51.7
Net income from continuing operations	73.5	7.0	17.4	0.0	(7.7)	90.2
Loss from discontinued operations attributable to TECO Energy	0.0	0.0	0.0	(42.6)	(3.6)	(46.2)
Net income attributable to TECO Energy	$73.5	$7.0	$17.4	($42.6)	($11.3)	$44.0

(millions) Nine months ended Sept. 30,
2013
Revenues - external	$1,476.6	$306.3	$370.0	$0.0	$10.0	$2,162.9
Sales to affiliates	0.7	0.8	0.0	0.0	(1.5)	0.0

Total revenues	1,477.3	307.1	370.0	0.0	8.5	2,162.9
Depreciation and amortization	182.0	39.6	28.5	0.0	1.2	251.3
Total interest charges (1)	69.5	10.1	5.0	0.0	42.0	126.6
Internally allocated interest (1)	0.0	0.0	4.8	0.0	(4.8)	0.0
Provision (benefit) for income taxes	94.0	17.1	(2.2)	0.0	(19.9)	89.0
Net income from continuing operations	151.1	27.1	2.3	0.0	(24.8)	155.7
Loss from discontinued operations attributable to TECO Energy	0.0	0.0	0.0	0.0	0.0	0.0
Net income attributable to TECO Energy	$151.1	$27.1	$2.3	$0.0	($24.8)	$155.7

2012
Revenues - external	$1,527.8	$298.9	$474.1	$0.0	$7.4	$2,308.2
Sales to affiliates	0.8	1.3	0.0	0.0	(2.1)	0.0

Total revenues	1,528.6	300.2	474.1	0.0	5.3	2,308.2
Depreciation and amortization	177.2	37.7	31.0	0.0	1.0	246.9
Total interest charges (1)	86.2	12.6	5.5	0.0	36.5	140.8
Internally allocated interest (1)	0.0	0.0	5.2	0.0	(5.2)	0.0
Provision (benefit) for income taxes	96.5	17.0	13.2	0.0	(13.5)	113.2
Net income from continuing operations	156.9	27.0	39.4	0.0	(22.9)	200.4
Loss from discontinued operations attributable to TECO Energy	0.0	0.0	0.0	(28.6)	(4.2)	(32.8)
Net income attributable to TECO Energy	$156.9	$27.0	$39.4	($28.6)	($27.1)	$167.6

Segment Information (1)
(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala (2)	Other & Eliminations	TECO Energy
At Sept. 30, 2013
Total assets	$6,149.8	$1,014.3	$339.3	$0.0	($109.3)	$7,394.1

At Dec. 31, 2012
Total assets	$6,042.3	$1,009.9	$356.6	$164.9	($238.8)	$7,334.9

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2012 through September 2013 were at a pretax rate of 6.00% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Guatemala, Inc. and certain charges at Parent that directly relate to TECO Guatemala, Inc. Revenues for TECO Guatemala, Inc. that were reclassified to discontinued operations were $31.5 million and $100.4 million for the three and nine months ended Sept. 30, 2012, respectively. There were no revenues reclassified for the three or nine months ended Sept. 30, 2013. See Note 15 for additional information.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the cash flow exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS,

•	to limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates, and

•	to limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sept. 30, 2013, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at Sept. 30, 2013 and Dec. 31, 2012:

Total Derivatives(1)
(millions)	Sept. 30, 2013	Dec. 31, 2012
Current assets	$0.2	$0.0
Long-term assets	0.0	0.2

Total assets	$0.2	$0.2

Current liabilities	$5.2	$14.6
Long-term liabilities	1.5	0.6

Total liabilities	$6.7	$15.2

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at Sept. 30, 2013 and Dec. 31, 2012. There was no collateral posted with or received from any counterparties.

Offsetting of Derivative Assets and Liabilities
(millions)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Sept. 30, 2013
Description
Derivative assets	$1.2	$(1.0)	$0.2
Derivative liabilities	$(7.7)	$1.0	$(6.7)

Dec. 31, 2012
Description
Derivative assets	$1.0	$(0.8)	$0.2
Derivative liabilities	$(16.0)	$0.8	$(15.2)

The following table presents the derivative hedges of diesel fuel contracts at Sept. 30, 2013 and Dec. 31, 2012 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Diesel Fuel Derivatives
(millions)	Sept. 30, 2013	Dec. 31, 2012
Current assets	$0.1	$0.0
Long-term assets	0.0	0.0

Total assets	$0.1	$0.0

Current liabilities	$0.3	$0.5
Long-term liabilities	0.1	0.4

Total liabilities	$0.4	$0.9

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2013 and Dec. 31, 2012 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Sept. 30, 2013	Dec. 31, 2012
Current assets	$0.1	$0.0
Long-term assets	0.0	0.2

Total assets	$0.1	$0.2

Current liabilities	$4.9	$14.1
Long-term liabilities	1.4	0.2

Total liabilities	$6.3	$14.3

The ending balance in AOCI related to the cash flow hedges and previously settled interest rate swaps at Sept. 30, 2013 is a net loss of $8.1 million after tax and accumulated amortization. This compares to a net loss of $9.2 million in AOCI after tax and accumulated amortization at Dec. 31, 2012.

The following tables present the fair values and locations of derivative instruments recorded on the balance sheet at Sept. 30, 2013 and Dec. 31, 2012:

Derivatives Designated as Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions) Sept. 30, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.1	Derivative liabilities	$0.3
Long-term	Derivative assets	0.0	Derivative liabilities	0.1

Natural gas derivatives:
Current	Derivative assets	0.1	Derivative liabilities	4.9
Long-term	Derivative assets	0.0	Derivative liabilities	1.4

Total derivatives designated as hedging instruments		$0.2		$6.7

	Asset Derivatives		Liability Derivatives
(millions) Dec. 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.0	Derivative liabilities	$0.5
Long-term	Derivative assets	0.0	Derivative liabilities	0.4

Natural gas derivatives:
Current	Derivative assets	0.0	Derivative liabilities	14.1
Long-term	Derivative assets	0.2	Derivative liabilities	0.2

Total derivatives designated as hedging instruments		$0.2		$15.2

The following tables present the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sept. 30, 2013 and Dec. 31, 2012:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) Sept. 30, 2013	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.1	Regulatory assets	$4.9
Long-term	Regulatory liabilities	0.0	Regulatory assets	1.4

Total		$0.1		$6.3

(millions) Dec. 31, 2012	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.0	Regulatory assets	$14.1
Long-term	Regulatory liabilities	0.2	Regulatory assets	0.2

Total		$0.2		$14.3

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2013, net pretax losses of $4.8 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three and nine months ended Sept. 30:

For the three months ended Sept. 30:	Amount of		Amount of
(millions)	Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2013
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	0.7	Mining related costs	0.1

Total	$0.7		($0.1)

2012
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	1.6	Mining related costs	0.1

Total	$1.6		($0.1)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For the nine months ended Sept. 30:	Amount of		Amount of
(millions)	Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2013
Interest rate contracts	$0.0	Interest expense	($0.7)
Commodity contracts:
Diesel fuel derivatives	0.4	Mining related costs	0.0

Total	$0.4		($0.7)

2012
Interest rate contracts	($4.9)	Interest expense	($0.6)
Commodity contracts:
Diesel fuel derivatives	0.4	Mining related costs	0.3

Total	($4.5)		($0.3)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the nine months ended Sept. 30, 2013 and 2012, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the nine months ended Sept. 30:

(millions)	Fair Value Asset/ (Liability)	Amount of Gain/(Loss) Recognized in OCI (1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2013

Interest rate swaps	$0.0	$0.0	($0.7)
Diesel fuel derivatives	(0.3)	0.4	0.0

Total	($0.3)	$0.4	($0.7)

2012

Interest rate swaps	$0.0	($4.9)	($0.6)
Diesel fuel derivatives	(0.2)	0.4	0.3

Total	($0.2)	($4.5)	($0.3)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2015 for financial natural gas and Dec. 31, 2014 for financial diesel fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sept. 30, 2013, are expected to settle during the 2013, 2014 and 2015 fiscal years:

(millions)	Diesel Fuel Contracts (Gallons)		Natural Gas Contracts (MMBTUs)
Year	Physical	Financial	Physical	Financial
2013	0.0	1.8	0.0	9.8
2014	0.0	2.0	0.0	35.0
2015	0.0	0.0	0.0	5.9

Total	0.0	3.8	0.0	50.7

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Sept. 30, 2013, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Sept. 30, 2013:

Contingent Features
(millions) At Sept. 30, 2013	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($6.6)	($6.6)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sept. 30, 2013 and Dec. 31, 2012. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and diesel fuel swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures
	At fair value as of Sept. 30, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.1	$0.0	$0.1
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas swaps	$0.0	$6.3	$0.0	$6.3
Diesel fuel swaps	0.0	0.4	0.0	0.4

Total	$0.0	$6.7	$0.0	$6.7

	At fair value as of Dec. 31, 2012
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.2	$0.0	$0.2
Diesel fuel swaps	0.0	0.0	0.0	0.0

Total	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas swaps	$0.0	$14.3	$0.0	$14.3
Diesel fuel swaps	0.0	0.9	0.0	0.9

Total	$0.0	$15.2	$0.0	$15.2

Natural gas and diesel fuel swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of these swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Sept. 30, 2013, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $6.5 million and $16.4 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2013, respectively, and $19.0 million and $62.3 million for the three and nine months ended Sept. 30, 2012, respectively.

In one instance, TEC’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, TEC was required to make an exhaustive effort to obtain sufficient information to determine if this entity was a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity were not willing to provide the information necessary to make these determinations, had no obligation to do so and the information was not available publicly. As a result, TEC was unable to determine if this entity was a VIE and, if so, which variable interest holder, if any, was the primary beneficiary. TEC had no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for TEC was the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. TEC purchased $13.1 million and $38.3 million for the three and nine months ended Sept. 30, 2012, respectively, under this PPA. This PPA expired on Dec. 31, 2012.

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

Components of income from discontinued operations attributable to TECO Energy	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2013	2012	2013	2012
Revenues	$0.0	$31.5	$0.0	$100.4

(Loss) Income from operations	(0.2)	3.8	0.0	23.3
(Loss) gain on assets sold, including transaction costs	0.0	(31.2)	0.0	(31.2)

(Loss) Income from discontinued operations	(0.2)	(27.4)	0.0	(7.9)

(Benefit) Provision for income taxes	(0.1)	18.7	0.0	24.6

(Loss) Income from discontinued operations, net	(0.1)	(46.1)	0.0	(32.5)

Less: Income from discontinued operations attributable to noncontrolling interest	0.0	0.1	0.0	0.3

(Loss) Income from discontinued operations attributable to TECO Energy, net	($0.1)	($46.2)	$0.0	($32.8)

16. Pending Acquisition of New Mexico Gas Company

Stock Purchase Agreement

On May 25, 2013, the company entered into an SPA by and among the company, NMGI and Continental Energy Systems LLC (CES). NMGI is the parent company of NMGC. Pursuant to the terms and subject to the conditions set forth in the SPA, the company will acquire from CES all of the outstanding capital stock of its subsidiary, NMGI, for an aggregate purchase price of $950 million, which includes the assumption of $200 million of senior secured notes at NMGC. The purchase price is subject to certain closing adjustments in accordance with the terms of the SPA. The permanent financing is expected to be a combination of TECO Energy common equity, cash on hand and long-term debt at NMGI and NMGC.

The closing of the acquisition is subject to various customary closing conditions, including, among others (i) clearance under the Hart-Scott-Rodino Antitrust Improvements Act, (ii) receipt of all required regulatory approvals from the New Mexico Public Regulation Commission, and (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the parties to the SPA and compliance with their respective obligations under the SPA. The Hart-Scott-Rodino waiting period expired without any further request for information. The company filed for approval from the New Mexico Public Regulation Commission on July 9, 2013. The closing of the acquisition is expected to occur either late in the first quarter or early in the second of 2014, subject to satisfaction of closing conditions.

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

The Bridge Facility contains certain covenants that, among other things, restrict (i) certain mergers, consolidations, liquidations and dissolutions of the company and certain subsidiaries, (ii) sales by the company and certain subsidiaries of all or a substantial part of its assets and, (iii) certain liens by of the company or certain subsidiaries on all or substantially all of such party’s assets, in each case subject to exceptions substantially similar to those exceptions in the TECO Credit Facility. Under the Bridge Facility, the company must maintain, on a consolidated basis, a total debt to total capitalization ratio of no greater than 0.65 to 1.00 (except with respect to the four fiscal quarters commencing with the quarter in which the acquisition closes, during which it must maintain a total debt to total capitalization ratio of no greater than 0.70 to 1.00).

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

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC and its subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012, and the results of operations and cash flows for the periods ended as of Sept. 30, 2013 and 2012. The results of operations for the three month and nine month periods ended Sept. 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2013. References should be made to the explanatory notes affecting the consolidated financial statements contained in TEC’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 and to the notes on pages 38 through 50 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sept. 30, 2013 and Dec. 31, 2012	33-34

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sept. 30, 2013 and 2012	35-36

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2013 and 2012	37

Notes to Consolidated Condensed Financial Statements	38-50

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sept. 30, 2013	Dec. 31, 2012

Property, plant and equipment
Utility plant in service
Electric	$6,862.5	$6,654.5
Gas	1,227.9	1,171.9
Construction work in progress	351.7	335.0

Utility plant in service, at original costs	8,442.1	8,161.4
Accumulated depreciation	(2,528.1)	(2,373.6)

	5,914.0	5,787.8
Other property, net	8.1	7.3

Total property, plant and equipment, net	5,922.1	5,795.1

Current assets
Cash and cash equivalents	14.3	45.2
Receivables, less allowance for uncollectibles of $1.4 and $1.5 at Sept. 30, 2013 and Dec. 31, 2012, respectively	275.3	213.8
Inventories, at average cost
Fuel	90.2	89.1
Materials and supplies	73.9	72.4
Regulatory assets	40.9	70.3
Derivative assets	0.1	0.0
Taxes receivable	0.0	22.1
Deferred income taxes	22.6	20.0
Prepayments and other current assets	16.6	11.5

Total current assets	533.9	544.4

Deferred debits
Unamortized debt expense	0.1	16.1
Regulatory assets	370.5	382.6
Derivative assets	0.0	0.2
Other	21.3	6.2

Total deferred debits	391.9	405.1

Total assets	$6,847.9	$6,744.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization (millions)	Sept. 30, 2013	Dec. 31, 2012

Capitalization
Common stock	$1,990.4	$1,970.4
Accumulated other comprehensive loss	(8.0)	(8.7)
Retained earnings	335.1	304.6

Total capital	2,317.5	2,266.3
Long-term debt, less amount due within one year	1,797.6	1,932.6

Total capitalization	4,115.1	4,198.9

Current liabilities
Long-term debt due within one year	83.3	0.0
Accounts payable	192.7	188.6
Customer deposits	164.5	163.0
Regulatory liabilities	81.3	105.6
Derivative liabilities	4.9	14.1
Interest accrued	37.3	17.3
Taxes accrued	81.2	13.7
Other	11.8	11.8

Total current liabilities	657.0	514.1

Deferred credits
Deferred income taxes	1,042.7	980.9
Investment tax credits	9.4	9.7
Derivative liabilities	1.4	0.2
Regulatory liabilities	632.7	631.4
Other	389.6	409.4

Total deferred credits	2,075.8	2,031.6

Commitments and Contingencies (see Note 9)

Total liabilities and capitalization	$6,847.9	$6,744.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sept. 30,
(millions)	2013	2012
Revenues
Electric (includes franchise fees and gross receipts taxes of $25.6 in 2013 and $26.7 in 2012)	$556.3	$575.1
Gas (includes franchise fees and gross receipts taxes of $4.1 in 2013 and $4.3 in 2012)	83.1	95.2

Total revenues	639.4	670.3

Expenses
Regulated operations and maintenance
Fuel	202.8	209.1
Purchased power	15.7	25.8
Cost of natural gas sold	27.0	40.5
Other	126.8	115.5
Depreciation and amortization	75.6	72.9
Taxes, other than income	48.2	48.3

Total expenses	496.1	512.1

Income from operations	143.3	158.2

Other income
Allowance for other funds used during construction	1.8	0.7
Other income, net	1.3	2.1

Total other income	3.1	2.8

Interest charges
Interest on long-term debt	26.3	30.0
Other interest	1.0	0.8
Allowance for borrowed funds used during construction	(1.1)	(0.4)

Total interest charges	26.2	30.4

Income before provision for income taxes	120.2	130.6
Provision for income taxes	46.1	50.1

Net income	74.1	80.5

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges	0.2	0.2

Total other comprehensive income (loss), net of tax	0.2	0.2

Comprehensive income	$74.3	$80.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sept. 30,
(millions)	2013	2012
Revenues
Electric (includes franchise fees and gross receipts taxes of $66.1 in 2013 and $70.0 in 2012)	$1,477.0	$1,528.3
Gas (includes franchise fees and gross receipts taxes of $15.7 in 2013 and $15.4 in 2012)	306.3	298.9

Total revenues	1,783.3	1,827.2

Expenses
Regulated operations and maintenance
Fuel	517.3	534.5
Purchased power	50.8	85.2
Cost of natural gas sold	117.4	118.6
Other	376.9	341.8
Depreciation and amortization	221.6	214.9
Taxes, other than income	138.5	140.6

Total expenses	1,422.5	1,435.6

Income from operations	360.8	391.6

Other income
Allowance for other funds used during construction	4.3	1.6
Other income, net	3.8	3.0

Total other income	8.1	4.6

Interest charges
Interest on long-term debt	79.2	93.0
Other interest	2.9	6.7
Allowance for borrowed funds used during construction	(2.5)	(0.9)

Total interest charges	79.6	98.8

Income before provision for income taxes	289.3	297.4
Provision for income taxes	111.1	113.5

Net income	178.2	183.9

Other comprehensive income, net of tax
Net unrealized gain (loss) on cash flow hedges	0.7	(4.3)

Total other comprehensive income (loss), net of tax	0.7	(4.3)

Comprehensive income	$178.9	$179.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2013	2012
Cash flows from operating activities
Net income	$178.2	$183.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	221.6	214.9
Deferred income taxes	57.7	92.6
Investment tax credits	(0.3)	(0.2)
Allowance for funds used during construction	(4.3)	(1.6)
Gain on sale of business/assets, pretax	0.0	(0.2)
Deferred recovery clauses	(3.8)	(3.7)
Receivables, less allowance for uncollectibles	(61.5)	(64.0)
Inventories	(2.6)	5.8
Prepayments	(5.1)	(4.3)
Taxes accrued	89.6	78.2
Interest accrued	20.0	19.4
Accounts payable	6.2	22.9
Other	1.4	4.5

Cash flows from operating activities	497.1	548.2

Cash flows from investing activities
Capital expenditures	(353.1)	(318.3)
Allowance for funds used during construction	4.3	1.6
Net proceeds from sale of assets	0.0	0.3

Cash flows used in investing activities	(348.8)	(316.4)

Cash flows from financing activities
Capital contributions	20.0	53.0
Proceeds from long-term debt issuance	0.0	538.3
Repayment of long-term debt/Purchase in lieu of redemption	(51.6)	(460.9)
Dividends	(147.6)	(149.5)

Cash flows used in financing activities	(179.2)	(19.1)

Net (decrease) increase in cash and cash equivalents	(30.9)	212.7
Cash and cash equivalents at beginning of period	45.2	13.9

Cash and cash equivalents at end of period	$14.3	$226.6

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2013 and Dec. 31, 2012, and the results of operations and cash flows for the periods ended Sept. 30, 2013 and 2012. The results of operations for the three and nine months ended Sept. 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2013.

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

Revenues

As of Sept. 30, 2013 and Dec. 31, 2012, unbilled revenues of $51.8 million and $49.0 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29.7 million and $81.8 million, respectively, for the three and nine months ended Sept. 30, 2013, compared to $31.0 million and $85.4 million, respectively, for the three and nine months ended Sept. 30, 2012.

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

On Feb. 4, 2013, Tampa Electric delivered a letter to the FPSC notifying it of its intent to file a request for an increase in its retail base rates and service charges. On April 5, 2013, Tampa Electric filed a petition with the FPSC requesting, among other things, a permanent increase in rates and service charges sufficient to generate additional annual revenues of approximately $134.8 million, to be effective on or after Jan. 1, 2014. The request provided for a return on equity range of 10.25% to 12.25% with a midpoint of 11.25%. The petition also requested certain changes to existing rate schedules, as well as the adoption of new rate designs.

On Sept. 6, 2013, TEC and all of the intervenors in its Tampa Electric division base rate proceeding filed with the FPSC a joint motion for the FPSC to approve a stipulation and settlement agreement, which would resolve all matters in Tampa Electric’s pending base rate proceeding.

This agreement provided for the following revenue increases: $57.5 million effective Nov. 1, 2013, an additional $7.5 million effective Nov. 1, 2014, an additional $5.0 million effective Nov. 1, 2015, and an additional $110.0 million effective Jan. 1, 2017 or the date that the expansion of TEC’s Polk Power Station goes into service, whichever is later. The agreement provides that Tampa Electric’s allowed regulatory ROE would be a mid-point of 10.25% with a range of plus or minus 1%, with a potential increase to 10.50% if U.S. Treasury bond yields exceed a specified threshold. The agreement provides that Tampa Electric cannot file for additional rate increases until 2017 (to be effective in 2018), unless its earned ROE were to fall below 9.25% (or 9.5% if the allowed ROE is increased as described above) before that time. If its earned ROE were to rise above 11.25% (or 11.5% if the allowed ROE is increased as described above) any party to the agreement other than TEC could seek a review of Tampa Electric’s base rates. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital and Tampa Electric will begin using a 15-year amortization period for all computer software retroactive to Jan. 1, 2013.

On Sept. 11, 2013, the FPSC unanimously voted to approve the stipulation and settlement agreement between TEC and all of the intervenors in its Tampa Electric division base rate proceeding, which resolved Tampa Electric’s base rate proceeding.

Storm Damage Cost Recovery

Tampa Electric is accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $55.4 million and $50.4 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively. Effective Nov. 1, 2013, Tampa Electric will cease accruing for this storm damage reserve as a settlement provision of the base rate proceeding mentioned above. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to the level as of Oct. 31, 2013.

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

Details of the regulatory assets and liabilities as of Sept. 30, 2013 and Dec. 31, 2012 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2013	Dec. 31, 2012
Regulatory assets:
Regulatory tax asset (1)	$67.2	$67.2

Other:
Cost-recovery clauses	14.4	42.9
Postretirement benefit asset	263.8	276.1
Deferred bond refinancing costs (2)	8.3	9.2
Environmental remediation	47.8	46.9
Competitive rate adjustment	4.2	4.1
Other	5.7	6.5

Total other regulatory assets	344.2	385.7

Total regulatory assets	411.4	452.9
Less: Current portion	40.9	70.3

Long-term regulatory assets	$370.5	$382.6

Regulatory liabilities:
Regulatory tax liability (1)	$13.7	$14.6

Other:
Cost-recovery clauses	49.4	73.9
Transmission and delivery storm reserve	55.4	50.4
Deferred gain on property sales (3)	2.3	3.4
Other	1.3	1.0
Accumulated reserve - cost of removal	591.9	593.7

Total other regulatory liabilities	700.3	722.4

Total regulatory liabilities	714.0	737.0
Less: Current portion	81.3	105.6

Long-term regulatory liabilities	$632.7	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
(millions)	Sept. 30, 2013	Dec. 31, 2012
Clause recoverable (1)	$18.6	$47.0
Components of rate base (2)	266.7	279.1
Regulatory tax assets (3)	67.2	67.2
Capital structure and other (3)	58.9	59.6

Total	$411.4	$452.9

(1)	To be recovered through recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the nine months ended Sept. 30, 2013 and 2012 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

The IRS concluded its examination of the company’s 2011 consolidated federal income tax return during 2012. The U.S. federal statute of limitations remains open for the year 2010 and forward. Years 2012 and 2013 are currently being examined by the IRS under the Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2013. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2009 and forward.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Sept. 30, 2013 and 2012, respectively, was $5.4 million and $4.5 million for pension benefits, and $2.5 million and $3.1 million for other postretirement benefits. TEC’s portion of the net pension expense for the nine months ended Sept. 30, 2013 and 2012, respectively, was $16.3 million and $13.7 million for pension benefits, and $7.5 million and $9.3 million for other postretirement benefits.

For the fiscal 2013 plan year, TECO Energy assumed a long-term EROA of 7.50% and a discount rate of 4.196% for pension benefits under its qualified pension plan, and a discount rate of 4.180% for its other postretirement benefits as of their Jan. 1, 2013 measurement dates. The SERP was remeasured as of Jun. 30, 2013 using a discount rate of 4.96% due to a settlement. Additionally, TECO Energy made contributions of $32.9 million to its pension plan in the nine months ended Sept. 30, 2013. TEC’s portion of the contributions was $26.1 million.

Included in the benefit expenses discussed above, for the three and nine months ended Sept. 30, 2013, TEC reclassed $4.1 million and $12.3 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At Sept. 30, 2013 and Dec. 31, 2012, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2013			Dec. 31, 2012
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$1.5	$325.0	$0.0	$1.5
1-year accounts receivable facility	150.0	0.0	0.0	150.0	0.0	0.0

Total	$475.0	$0.0	$1.5	$475.0	$0.0	$1.5

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Oct. 25, 2016.

At Sept. 30, 2013, these credit facilities require commitment fees ranging from 12.5 to 25.0 basis points. There were no outstanding borrowings at Sept. 30, 2013 or Dec. 31, 2012.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2013, total long-term debt had a carrying amount of $1,880.9 million and an estimated fair market value of $2,031.4 million. At Dec. 31, 2012, total long-term debt had a carrying amount of $1,932.6 million and an estimated fair market value of $2,270.3 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are level 2 instruments.

Purchase in Lieu of Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007B

On Sept. 3, 2013, TEC purchased in lieu of redemption $51.6 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007 B (the Series 2007 B HCIDA Bonds). On Mar. 26, 2008, the HCIDA had remarketed the Series 2007 B HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The Series 2007 B HCIDA Bonds bore interest at a term rate of 5.15% per annum from March 26, 2008 to Sept. 1, 2013. TEC is responsible for payment of the interest and principal associated with the Series 2007 B HCIDA Bonds.

On March 15, 2012, TEC purchased in lieu of redemption $86.0 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006 (Non-AMT) (the Series 2006 HCIDA Bonds). On March 19, 2008, the HCIDA had remarketed the Series 2006 HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The Series 2006 HCIDA Bonds bore interest at a term rate of 5.00% per annum from March 19, 2008 to March 15, 2012. TEC is responsible for payment of the interest and principal associated with the Series 2006 HCIDA Bonds. Regularly scheduled principal and interest when due, are insured by Ambac Assurance Corporation.

On March 1, 2011, TEC purchased in lieu of redemption $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA had issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007, which previously had been in auction rate mode and had been held by TEC since Mar. 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to March 1, 2011.

On March 26, 2008, TEC purchased in lieu of redemption $20 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C.

After the Sept. 3, 2013 purchase of the Series 2007 B HCIDA Bonds, $232.6 million in bonds purchased in lieu of redemption were held by the trustee at the direction of TEC as of Sept. 30, 2013 to provide an opportunity to evaluate refinancing alternatives.

8. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2013
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2	1.1	(0.4)	0.7

Gain on cash flow hedges	0.4	(0.2)	0.2	1.1	(0.4)	0.7

Total other comprehensive income	$0.4	($0.2)	$0.2	$1.1	($0.4)	$0.7

2012
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	($8.0)	$3.1	($4.9)
Reclassification from AOCI to net income	0.4	(0.2)	0.2	1.0	(0.4)	0.6

Gain (Loss) on cash flow hedges	0.4	(0.2)	0.2	(7.0)	2.7	(4.3)

Total other comprehensive income (loss)	$0.4	($0.2)	$0.2	($7.0)	$2.7	($4.3)

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2013	Dec. 31, 2012
Net unrealized losses from cash flow hedges (1)	($8.0)	($8.7)

Total accumulated other comprehensive loss	($8.0)	($8.7)

(1)	Net of tax benefit of $5.1 million and $5.5 million as of Sept. 30, 2013 and Dec. 31, 2012, respectively.

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

Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida. Two commercial PGS customers filed a purported class action in Lee County Circuit Court, Florida against PGS on behalf of PGS commercial customers affected by the outage, seeking damages for loss of revenue and other costs related to the gas outage. Posen Construction, Inc., the company conducting construction at the site where the incident occurred, is also a defendant in the action. In June 2013, the court denied the plaintiffs’ motion for class certification and dismissed the plaintiffs’ underlying claim. The Court recently denied plaintiffs’ motion for reconsideration of the ruling. PGS’s suit against Posen Construction in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident remains pending, as does the Posen Construction counter-claim against PGS alleging negligence. In addition, the suit filed by the Posen Construction employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS, Posen Construction and the engineering company on the construction project, seeking damages for his injuries, also remains pending.

In addition, three former or inactive TEC employees are maintaining a suit against TEC in Hillsborough County Circuit Court, Florida for personal injuries allegedly caused by exposure to a chemical substance at one of TEC’s power stations. The suit was originally filed in 2002 and recently the trial judge allowed the plaintiffs to seek punitive damages in connection with their case. A trial is expected sometime in 2014.

TEC believes the claims in each of the pending actions described above in this item are without merit and intends to defend each matter vigorously. TEC is unable at this time to estimate the possible loss or range of loss with respect to these matters.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2013, TEC has estimated its ultimate financial liability to be $37.2 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Environmental Protection Agency Section 114 Letter

On Feb. 11, 2013, TEC received an information request from the EPA under Section 114(a) of the CAA seeking documents and other information concerning the compliance status of its sulfuric acid plant at its Polk Power Station in Polk County, Florida with the “New Source Review” requirements of the CAA. The request received by TEC appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. TEC cannot predict at this time what the scope of this matter will ultimately be or the range of outcomes, and therefore it is not able to estimate the possible loss or range of loss, if any, with respect to this matter. TEC responded with the requested information on April 26, 2013 and has not received any response from the EPA on this matter.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Sept. 30, 2013 is as follows:

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2013	2014-2017	After(1) 2017	Total	Liabilities Recognized at Sept. 30, 2013

Tampa Electric (2)	$0.8	$0.0	$0.7	$1.5	$0.3

(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2017.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TEC under these agreements at Sept. 30, 2013. The obligations under these letters of credit include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2013, TEC was in compliance with all applicable financial covenants.

10. Segment Information

(millions) Three months ended Sept. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2013
Revenues - external	$556.3	$83.1	$0.0	$639.4
Sales to affiliates	0.1	0.3	(0.4)	0.0

Total revenues	556.4	83.4	(0.4)	639.4
Depreciation and amortization	62.2	13.4	0.0	75.6
Total interest charges	22.8	3.4	0.0	26.2
Provision for income taxes	42.7	3.4	0.0	46.1
Net income	$68.7	$5.4	$0.0	$74.1

2012
Revenues - external	$575.1	$95.2	$0.0	$670.3
Sales to affiliates	0.1	0.0	(0.1)	0.0

Total revenues	575.2	95.2	(0.1)	670.3
Depreciation and amortization	60.2	12.7	0.0	72.9
Total interest charges	26.7	3.7	0.0	30.4
Provision for income taxes	45.7	4.4	0.0	50.1
Net income	$73.5	$7.0	$0.0	$80.5

Nine months ended Sept. 30,
2013
Revenues - external	$1,477.0	$306.3	$0.0	$1,783.3
Sales to affiliates	0.3	0.8	(1.1)	0.0

Total revenues	1,477.3	307.1	(1.1)	1,783.3
Depreciation and amortization	182.0	39.6	0.0	221.6
Total interest charges	69.5	10.1	0.0	79.6
Provision for income taxes	94.0	17.1	0.0	111.1
Net income	$151.1	$27.1	$0.0	$178.2

Total assets at Sept. 30, 2013	$5,885.5	$979.1	($16.7)	$6,847.9

2012
Revenues - external	$1,528.3	$298.9	$0.0	$1,827.2
Sales to affiliates	0.3	1.3	(1.6)	0.0

Total revenues	1,528.6	300.2	(1.6)	1,827.2
Depreciation and amortization	177.2	37.7	0.0	214.9
Total interest charges	86.2	12.6	0.0	98.8
Provision for income taxes	96.5	17.0	0.0	113.5
Net income	$156.9	$27.0	$0.0	$183.9

Total assets at Dec. 31, 2012	$5,760.4	$970.9	$13.3	$6,744.6

11. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the cash flow exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and

•	to limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sept. 30, 2013, all of TEC’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2013 and Dec. 31, 2012 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Sept. 30, 2013	Dec. 31, 2012
Current assets	$0.1	$0.0
Long-term assets	0.0	0.2

Total assets	$0.1	$0.2

Current liabilities (1)	$4.9	$14.1
Long-term liabilities	1.4	0.2

Total liabilities	$6.3	$14.3

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at Sept. 30, 2013 is a net loss of $8.0 million after tax and accumulated amortization. This compares to a net loss of $8.7 million in AOCI after tax and accumulated amortization at Dec. 31, 2012.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at Sept. 30, 2013 and Dec. 31, 2012. There was no collateral posted with or received from any counterparties.

Offsetting of Derivative Assets and Liabilities
(millions)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Sept. 30, 2013
Description
Derivative assets	$1.1	$(1.0)	$0.1
Derivative liabilities	$(7.3)	$1.0	$(6.3)

Dec. 31, 2012
Description
Derivative assets	$1.0	$(0.8)	$0.2
Derivative liabilities	$(15.1)	$0.8	$(14.3)

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sept. 30, 2013 and Dec. 31, 2012:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) Sept. 30, 2013	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.1	Regulatory assets	$4.9
Long-term	Regulatory liabilities	0.0	Regulatory assets	1.4

Total		$0.1		$6.3

(millions) Dec. 31, 2012	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.0	Regulatory assets	$14.1
Long-term	Regulatory liabilities	0.2	Regulatory assets	0.2

Total		$0.2		$14.3

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2013, net pretax losses of $4.8 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next 12 months.

The following tables present the effect of hedging instruments on OCI and income for the three and nine months ended Sept. 30:

For the three months ended Sept. 30:	Amount of		Amount of
(millions)	Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Gain/(Loss) Reclassified From AOCI Into Income

Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2013
Interest rate contracts	$0.0	Interest expense	($0.2)

Total	$0.0		($0.2)

2012
Interest rate contracts	$0.0	Interest expense	($0.2)

Total	$0.0		($0.2)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For the nine months ended Sept. 30:	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
(millions)
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2013
Interest rate contracts	$0.0	Interest expense	($0.7)

Total	$0.0		($0.7)

2012
Interest rate contracts	($4.9)	Interest expense	($0.6)

Total	($4.9)		($0.6)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the nine months ended Sept. 30:

(millions)	Fair Value Asset/ (Liability)	Amount of Gain/(Loss) Recognized in OCI (1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2013

Interest rate swaps	$0.0	$0.0	($0.7)

Total	$0.0	$0.0	($0.7)

2012

Interest rate swaps	$0.0	($4.9)	($0.6)

Total	$0.0	($4.9)	($0.6)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sept. 30, 2013 and 2012, all hedges were effective.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2015 for the financial natural gas contracts. The following table presents by commodity type TEC’s derivative volumes that, as of Sept. 30, 2013, are expected to settle during the 2013, 2014 and 2015 fiscal years:

(millions)	Natural Gas Contracts (MMBTUs)
Year	Physical	Financial
2013	0.0	9.8
2014	0.0	35.0
2015	0.0	5.9

Total	0.0	50.7

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of Sept. 30, 2013, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio are rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

The table below presents the fair value of the overall contractual contingent liability positions for TEC’s derivative activity at Sept. 30, 2013:

Contingent Features
(millions) Sept. 30, 2013	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($6.3)	($6.3)	$0.0

12. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sept. 30, 2013 and Dec. 31, 2012. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below, the market approach was used in determining fair value.

Recurring Derivative Fair Value Measures
	At fair value as of Sept. 30, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.1	$0.0	$0.1

Total	$0.0	$0.1	$0.0	$0.1

Liabilities
Natural gas swaps	$0.0	$6.3	$0.0	$6.3

Total	$0.0	$6.3	$0.0	$6.3

	At fair value as of Dec. 31, 2012
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.2	$0.0	$0.2

Total	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas swaps	$0.0	$14.3	$0.0	$14.3

Total	$0.0	$14.3	$0.0	$14.3

Natural gas swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 11).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At Sept. 30, 2013, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $6.5 million and $16.4 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2013, respectively, and $19.0 million and $62.3 million for the three and nine months ended Sept. 30, 2012, respectively.

In one instance, TEC’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, TEC was required to make an exhaustive effort to obtain sufficient information to determine if this entity was a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity were not willing to provide the information necessary to make these determinations, had no obligation to do so and the information was not available publicly. As a result, TEC was unable to determine if this entity was a VIE and, if so, which variable interest holder, if any, was the primary beneficiary. TEC had no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for TEC was the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. TEC purchased $13.1 million and $38.3 million for the three and nine months ended Sept. 30, 2012, respectively, under this PPA. This PPA expired on Dec. 31, 2012.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this MD&A, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities, including the required approval by the New Mexico Public Regulation Commission for the acquisition of NMGC; the risk that the transaction to acquire NMGC may not be consummated; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required, including for the permanent financing for the acquisition of NMGC; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal’s production; costs for alternate fuels used for power generation affecting demand for TECO Coal’s thermal coal production; operating costs and environmental or safety regulations affecting production levels and margins at TECO Coal; continuation of weak market conditions affecting the value of TECO Coal’s facilities and coal reserves; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; and the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under “Risk Factors” in TECO Energy, Inc.‘s Annual Report on Form 10-K for the period ended Dec. 31, 2012, and as updated in subsequent filings with the Securities and Exchange Commission.

Earnings Summary - Unaudited
	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions, except per share amounts)	2013	2012	2013	2012
Consolidated revenues	$765.9	$858.6	$2,162.9	$2,308.2

Discontinued operations attributable to TECO Energy	(0.1)	(46.2)	0.0	(32.8)

Net income attributable to TECO Energy	$62.8	$44.0	$155.7	$167.6

Average common shares outstanding
Basic	215.2	214.5	214.9	214.2

Diluted	215.6	215.4	215.4	215.3

Earnings per share - basic
Continuing operations	$0.29	$0.42	$0.72	$0.93
Discontinued operations	0.00	(0.22)	0.00	(0.15)

Earnings per share attributable to TECO Energy - Basic	$0.29	$0.20	$0.72	$0.78

Earnings per share - diluted
Continuing operations	$0.29	$0.42	$0.72	$0.93
Discontinued operations	0.00	(0.22)	0.00	(0.15)

Earnings per share attributable to TECO Energy - Diluted	$0.29	$0.20	$0.72	$0.78

Operating Results

Three Months Ended Sept. 30, 2013

TECO Energy, Inc. reported third-quarter 2013 net income of $62.8 million, or $0.29 per share, compared with $44.0 million, or $0.20 per share, in the third quarter of 2012. Net income from continuing operations was $62.9 million, or $0.29 per share, in the 2013 third quarter, compared with $90.2 million, or $0.42 per share, for the same period in 2012. Net income in the quarter included $2.1 million of costs associated with the pending acquisition of NMGC. The 2013 third-quarter cost of $0.1 million reported in discontinued operations was related to the 2012 sale of TECO Guatemala.

Nine Months Ended Sept. 30, 2013

Year-to-date 2013 net income was $155.7 million, or $0.72 per share, compared with $167.6 million, or $0.78 per share, in the same period in 2012. Net income from continuing operations was $155.7 million, or $0.72 per share, in the 2013 year-to-date period, compared with $200.4 million, or $0.93 per share, for the same period in 2012. Year-to-date 2013 net income included $3.9 million of costs associated with the pending acquisition of NMGC.

Operating Company Results

All amounts included in the operating company and Parent/other results discussions are after tax, unless otherwise noted.

Tampa Electric - Electric Division

Tampa Electric’s net income for the third quarter of 2013 was $68.7 million, compared with $73.5 million for the same period in 2012. Results for the quarter reflected a 1.6% higher average number of customers, lower energy sales primarily due to lower sales to commercial and phosphate customers, and almost $1.0 million lower earnings on assets recovered through the Environmental Cost Recovery Clause (ECRC) due to an FPSC rule revising the return on investment calculation effective Jan. 1, 2013. Higher depreciation and operations and maintenance expenses were partially offset by lower interest expense. Third-quarter net income in 2013 included $1.8 million of AFUDC equity, which represents allowed equity cost capitalized to construction costs, compared with $0.7 million in the 2012 quarter.

Total degree days in Tampa Electric’s service area in the third quarter of 2013 were 1% below normal, and unchanged from last year. In the third quarter, rainfall, which typically reduces energy sales, in the Tampa area was almost 40% above normal and 28% above the 2012 period. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, decreased 1.0% in the third quarter of 2013 compared with the same period in 2012. Pretax base revenues were $1.7 million lower than in the 2012 period. The quarterly energy sales shown on the statistical summary that accompanies this Form 10-Q reflect the energy sales based on the timing of billing cycles, which can vary period to period. Sales to residential customers increased 1.2%, primarily reflecting customer growth. Sales to commercial customers decreased in the third quarter of 2013 as a result of the reclassification of some commercial customers to the industrial category, and lower usage primarily due to improvements in lighting efficiency. Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased. Sales to other utilities decreased significantly due to the expiration of two wholesale contracts at the end of 2012.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, increased $3.1 million in the 2013 quarter, reflecting primarily higher costs to operate and maintain the transmission and distribution systems, and higher employee pension and benefit costs. Depreciation and amortization expense increased $1.2 million in 2013 due to additions to facilities to serve customers. Interest expense decreased $2.4 million due to lower long-term debt interest rates and balances and a lower interest rate on customer deposits.

Year-to-date net income was $151.1 million, compared with $156.9 million in the 2012 period, driven primarily by lower energy sales due to generally milder weather early in the year, $2.6 million lower earnings on assets recovered through the ECRC, and higher depreciation and operations and maintenance expenses partially offset by lower interest expense, and 1.5% higher average number of customers.

Year-to-date total degree days in Tampa Electric’s service area were 1% below normal, and 4% below the prior year-to-date period, reflecting generally milder weather early in the year. Pretax base revenue was more than $7 million lower than in 2012, primarily reflecting lower sales to weather-sensitive residential and commercial customers.

In the 2013 year-to-date period, total net energy for load was 1.6% lower than in the same period in 2012. In addition to the third quarter factors discussed above, milder winter and spring weather reduced sales to higher-margin and weather-sensitive residential and commercial customers while industrial-other sales were higher, reflecting improvements in the Florida economy.

Operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, increased $8.1 million in the 2013 year-to-date period, reflecting the same factors as in the third quarter. Compared to the 2012 year-to-date period, depreciation and amortization expense increased $2.9 million, reflecting additions to facilities to serve customers, partially offset by a $1.0 million favorable adjustment to depreciation expense related to combustion turbine repairs. Interest expense decreased $10.3 million, due to lower long-term debt interest rates and balances and a lower interest rate on customer deposits.

A summary of Tampa Electric’s regulated operating statistics for the nine months ended Sept. 30, 2013 and 2012 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2013	2012	% Change	2013	2012	% Change
Three months ended Sept. 30,
By Customer Type
Residential	$293.5	$301.6	(2.7)	2,674.5	2,641.8	1.2
Commercial	160.6	170.4	(5.8)	1,714.1	1,748.2	(2.0)
Industrial - Phosphate	17.0	19.2	(11.5)	210.0	232.5	(9.7)
Industrial - Other	26.2	26.4	(0.8)	297.2	285.1	4.2
Other sales of electricity	46.1	49.3	(6.5)	484.7	496.0	(2.3)
Deferred and other revenues (1)	(4.1)	(13.3)	69.2

	539.3	553.6	(2.6)	5,380.5	5,403.6	(0.4)
Sales for resale	1.6	6.2	(74.2)	40.9	99.2	(58.8)
Other operating revenue	15.5	15.4	0.6

	$556.4	$575.2	(3.3)	5,421.4	5,502.8	(1.5)

Average customers (thousands)	696.1	685.5	1.5
Retail net energy for load (kilowatt hours)				5,591.6	5,646.7	(1.0)

Nine months ended Sept. 30,
By Customer Type
Residential	$709.3	$747.6	(5.1)	6,461.6	6,546.5	(1.3)
Commercial	434.8	467.0	(6.9)	4,568.4	4,730.0	(3.4)
Industrial - Phosphate	53.7	56.4	(4.8)	667.1	681.0	(2.0)
Industrial - Other	75.0	76.8	(2.3)	847.6	828.2	2.3
Other sales of electricity	131.9	138.0	(4.4)	1,365.5	1,370.5	(0.4)
Deferred and other revenues (1)	19.0	(12.8)	248.4

	1,423.7	1,473.0	(3.3)	13,910.2	14,156.2	(1.7)
Sales for resale	6.5	12.9	(49.6)	170.3	216.7	(21.4)
Other operating revenue	47.1	42.7	10.3

	$1,477.3	$1,528.6	(3.4)	14,080.5	14,372.9	(2.0)

Average customers (thousands)	693.4	683.4	1.5
Retail net energy for load (kilowatt hours)				14,708.5	14,946.4	(1.6)

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company - Natural Gas Division (PGS)

Peoples Gas System reported net income of $5.4 million for the third quarter, compared with $7.0 million in 2012. Third-quarter results in 2013 reflected $2.4 million higher non-fuel operations and maintenance expense that was partially offset by lower interest expense. Average customer growth was 1.3% in the quarter, and therm sales increased to all retail customer classes. Therms sold to commercial and industrial customers increased due to improving economic conditions. Sales to power generation customers and off-system sales decreased due to the expiration of two contracts with power generators, new participants in the market, and higher natural gas prices in 2013 compared to 2012.

Peoples Gas reported net income of $27.1 million for the year-to-date period, compared with $27.0 million in the same period in 2012. Non-fuel operations and maintenance expense increased $3.7 million compared to the 2012 period. Interest expense decreased $1.5 million, due to lower long-term debt interest rates and a lower interest rate on customer deposits. Results also reflect a 1.3% higher average number of customers, and higher therm sales to all retail customer classes due to more normal winter weather and improving economic conditions. Sales to power generation customers and off-system sales decreased due to the same reasons as in the third quarter.

A summary of PGS’s regulated operating statistics for the nine months ended Sept. 30, 2013 and 2012 follows:

	Operating Revenues			Therms
(millions, except average customers)	2013	2012	% Change	2013	2012	% Change
Three months ended Sept. 30,
By Customer Type
Residential	$25.0	$24.5	2.0	11.0	11.0	—
Commercial	29.1	29.9	(2.7)	98.2	94.8	3.6
Industrial	3.3	2.4	37.5	63.3	55.5	14.1
Off system sales	12.5	26.0	(51.9)	32.3	73.0	(55.8)
Power generation	2.3	2.9	(20.7)	189.3	247.1	(23.4)
Other revenues	9.0	7.5	20.0

	$81.2	$93.2	(12.9)	394.1	481.4	(18.1)

By Sales Type
System supply	$46.0	$61.0	(24.6)	50.6	93.2	(45.7)
Transportation	26.2	24.7	6.1	343.5	388.2	(11.5)
Other revenues	9.0	7.5	20.0

	$81.2	$93.2	(12.9)	394.1	481.4	(18.1)

Average customers (thousands)	347.3	342.7	1.3

Nine months ended Sept. 30,
By Customer Type
Residential	$96.9	$93.4	3.7	56.9	52.0	9.4
Commercial	101.3	100.6	0.7	330.3	313.7	5.3
Industrial	9.9	7.0	41.4	203.0	168.8	20.3
Off system sales	51.2	58.1	(11.9)	129.5	183.2	(29.3)
Power generation	7.9	9.6	(17.7)	574.6	730.6	(21.4)
Other revenues	32.2	25.6	25.8

	$299.4	$294.3	1.7	1,294.3	1,448.3	(10.6)

By Sales Type
System supply	$180.5	$187.9	(3.9)	211.1	265.1	(20.4)
Transportation	86.7	80.9	7.2	1,083.2	1,183.2	(8.5)
Other revenues	32.2	25.5	26.3

	$299.4	$294.3	1.7	1,294.3	1,448.3	(10.6)

Average customers (thousands)	347.2	342.6	1.3

TECO Coal

TECO Coal reported a third-quarter loss of $1.4 million on sales of 1.5 million tons, compared with net income of $17.4 million on sales of 1.9 million tons in the same period in 2012. In 2013, third-quarter results reflect an average net per-ton selling price, excluding transportation allowances, of almost $82 per ton, compared to more than $96 per ton in 2012. In the third quarter of 2013, the all-in total per-ton cost of sales was almost $84 per ton, within the full-year guidance range and lower than in prior quarters. The cost of sales in September was below the full year 2013 cost guidance range. Due to the effects of tax-percentage depletion, TECO Coal recorded a $1.2 million income tax benefit in the third quarter of 2013, compared with a 26% effective income tax rate, or a $6.0 million tax expense, in the 2012 period.

TECO Coal recorded year-to-date 2013 net income of $2.3 million on sales of 4.2 million tons, compared with $39.4 million on sales of 4.9 million tons in the 2012 period. The 2013 year-to-date average net per-ton selling price was more than $85 per ton, compared with almost $96 per ton in 2012. The all-in total per-ton cost of sales was more than $85 per ton, which was essentially unchanged from 2012. The cost of sales in the first quarter of 2013 included some higher-cost tons from December inventory that included costs associated with personnel reductions and with idling certain mining operations. Due to the effects of tax-percentage depletion, TECO Coal recorded a $2.2 million income tax benefit in 2013, compared with a 25% effective income tax rate, or a $13.2 million tax expense, in the 2012 period.

Parent & other

The cost for Parent & other in the third quarter of 2013 was $9.9 million, compared with a cost of $11.3 million in the same period in 2012. The cost from continuing operations for Parent & other in 2013 included $2.1 million of costs associated with the pending acquisition of NMGC.

The 2013 year-to-date cost for Parent & other was $24.8 million, compared with $27.1 million for the 2012 period. The year-to-date cost from continuing operations for Parent & other in 2013 included $3.9 million of costs associated with the pending acquisition of NMGC. Results from continuing operations in 2012 excluded costs associated with the sale of TECO Guatemala.

The $0.1 million loss from discontinued operations for the quarter represents costs and benefits recorded at Parent & other related to the 2012 sale of TECO Guatemala.

2013 Guidance

TECO Energy is maintaining its earnings-per-share guidance for 2013 in a range between $0.90 and $1.00, excluding charges and gains. TECO Energy expects earnings in 2013 to be driven by the factors discussed below.

Tampa Electric expects to record higher revenues in November and December as a result of its September rate case settlement agreement. It expects continued customer growth consistent with year-to-date trends, and expects total retail energy sales growth to be lower than customer growth due to lower average customer usage. Operations and maintenance expenses are expected to be higher than in 2012 due to increased expenses to operate the system and reliably serve customers, higher employee-related expenses including the accrual of performance-based compensation for all employees based on expected financial results, and higher pension expense driven by lower discount rate assumptions in the current interest-rate environment.

Peoples Gas expects to continue to earn above the middle of its allowed ROE range of 9.75% to 11.75% from moderate customer growth, which is in line with the trends experienced in the year-to-date period. It also expects to benefit from continued interest from customers utilizing petroleum and other fuel sources to convert to natural gas due to the attractive economics.

TECO Coal has 95% of its expected sales of between 5.2 million and 5.7 million tons contracted for 2013. The unsold tons are primarily High-Vol-A coal, which are forecast to be sold in the fourth quarter, but at lower prices than previously expected. On an operating basis, TECO Coal expects full-year results to be significantly lower than previously expected. Operating results are expected to be break-even in the fourth quarter, but financial results are expected to reflect additional tax benefits in the fourth quarter.

New Mexico Gas Intermediate, Inc. Acquisition

In May, the company announced that it had entered into an agreement to purchase the outstanding stock of NMGI, the parent company of NMGC, for a purchase price of $950 million, including the assumption of $200 million of existing NMGC debt (see Note 16 to the TECO Energy, Inc. Consolidated Condensed Financial Statements).

The company subsequently filed for antitrust approval through a Hart-Scott-Rodino filing. The waiting period for comments has expired. On July 9, the company filed with the New Mexico Public Regulation Commission for approval of the transaction. Integration planning among the two companies is in progress.

Income Taxes

The provision for income taxes from continuing operations for the nine month periods ended Sept. 30, 2013 and 2012 were $89.0 million and $113.2 million, respectively. The provision for income taxes in the nine months ended Sept. 30, 2013 was impacted by lower operating income, decreased state income taxes, and decreased depletion at TECO Coal.

Liquidity and Capital Resources

The table below sets forth the Sept. 30, 2013 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and TEC credit facilities.

At Sept. 30, 2013
(millions)	Consolidated	Tampa Electric Company	Other Companies	TECO Finance/Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts/Letters of Credit	1.5	1.5	0.0	0.0

Available credit facilities	673.5	473.5	0.0	200.0
Cash and short-term investments	152.8	14.3	3.7	134.8

Total liquidity	$826.3	$487.8	$3.7	$334.8

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

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and TEC must meet certain financial tests as defined in the applicable agreements (see the Liquidity and Capital Resources section above). In addition, TECO Energy, TECO Finance, TEC, and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2013, TECO Energy, TECO Finance, TEC, and the other operating companies were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at Sept. 30, 2013. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants
(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Sept. 30, 2013
TEC
Credit facility(2)	Debt/capital	Cannot exceed 65%	44.7%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	44.7%
6.25% senior notes	Debt/capital	Cannot exceed 60%	44.7%
	Limit on liens(3)	Cannot exceed $700	$0 liens outstanding
TECO Energy/TECO Finance
Credit facility(2)	Debt/capital	Cannot exceed 65%	55.4%
TECO Finance 6.75% notes	Restrictions on secured debt(4)	(5)	(5)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for a description of the credit facilities, including the June 24, 2013 amendment.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(5)	The indenture for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Sept. 30, 2013
	Standard & Poor’s	Moody’s	Fitch
TEC	BBB+	A3	A-
TECO Energy/TECO Finance	BBB	Baa2	BBB

Upon announcing the acquisition of NMGC, Standard & Poor’s and Moody’s Investors Service affirmed the current credit ratings of TECO Energy, TECO Finance and Tampa Electric, and Fitch placed the ratings on ratings watch negative. In October 2013, Fitch ratings removed Tampa Electric Company from ratings watch negative and affirmed its existing credit ratings with a stable outlook.

S&P, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for S&P is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus all three credit rating agencies assign TECO Energy, TECO Finance and TEC’s senior unsecured debt investment-grade ratings.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TECO Energy, Inc.’s Consolidated Condensed Financial Statements). The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings. These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Sept. 30, 2013, the fair value of derivatives was not materially affected by nonperformance risk.

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

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 4% from Dec. 31, 2012 to Sept. 30, 2013. For natural gas, the company maintained a similar volume hedged as of Sept. 30, 2013 from Dec. 31, 2012.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine month period ended Sept. 30, 2013:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2012	$(15.0)
Additions and net changes in unrealized fair value of derivatives	(6.8)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	15.3

Net fair value of derivatives as of Sept. 30, 2013	$(6.5)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2012	$(15.0)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	(6.8)
Recorded in earnings	0.0
Realized net settlement of derivatives	15.3
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Sept. 30, 2013	$(6.5)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sept. 30, 2013:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(5.0)	(1.5)	(6.5)
Model prices (2)	0.0	0.0	0.0

Total	$(5.0)	$(1.5)	$(6.5)

(1)	Reflects over-the-counter natural gas or diesel fuel swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Evaluation Date. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TEC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TEC’s internal control over financial reporting that occurred during TEC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 - July 31, 2013	468	$17.48	0.0	$0.0

Aug. 1, 2013 - Aug. 31, 2013	7,522	$16.66	0.0	$0.0

Sept. 1, 2013 - Sept. 30, 2013	490	$16.74	0.0	$0.0

Total 3rd Quarter 2013	8,480	$16.71	0.0	$0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 4.	MINE SAFETY INFORMATION

TECO Coal is subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 6.	EXHIBITS

Exhibits - See index on page 62.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

	By:	/s/ S. W. CALLAHAN
Date: November 1, 2013		S. W. CALLAHAN
Senior Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

	By:	/s/ S. W. CALLAHAN
Date: November 1, 2013		S. W. CALLAHAN
Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2011 of TECO Energy, Inc. and Tampa Electric Company).	*

12.1	Ratio of Earnings to Fixed Charges - TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges - Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.