Form 10-Q
period 2014-03-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2014-05-02
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of April 25, 2014 was 217,805,680. As of April 25, 2014, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 54.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
BTU	British Thermal Unit
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
capacity clause	capacity cost-recovery clause, as established by the FPSC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CCRs	coal combustion residuals
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMMA	Cardno Marshall Miller & Associates
CMBS	commercial mortgage-backed securities
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DECA II	Distribución Eléctrica Centro Americana, II, S.A.
DOE	U.S. Department of Energy
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEGSA	Empresa Eléctrica de Guatemala, S.A., the largest private distribution company in Central America
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles
GHG	greenhouse gas(es)
HCIDA	Hillsborough County Industrial Development Authority
HPP	Hardee Power Partners
ICSID	International Centre for the Settlement of Investment Disputes

IFRS	International Financial Reporting Standards
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISO	independent system operator
ITCs	investment tax credits
KW	Kilowatt(s)
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	Management’s Discussion and Analysis
Met	metallurgical
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NERC	North American Electric Reliability Corporation
NMGC	New Mexico Gas Company, Inc., the principal subsidiary of NMGI
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OATT	open access transmission tariff
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PM	particulate matter
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
REMIC	real estate mortgage investment conduit
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes

RPS	renewable portfolio standards
RTO	regional transmission organization
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Coal	TECO Coal Corporation, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala.
TEMSA	Tecnología Marítima, S.A., a provider of dry bulk and coal unloading services located in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
USACE	U.S. Army Corps of Engineers
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of March 31, 2014 and Dec. 31, 2013, and the results of their operations and cash flows for the periods ended March 31, 2014 and 2013. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 12 through 28 of this report.

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2014	2013
Current assets
Cash and cash equivalents	$137.0	$185.2
Receivables, less allowance for uncollectibles of $4.9 and $4.7 at Mar. 31, 2014 and Dec. 31, 2013, respectively	269.1	287.2
Inventories, at average cost
Fuel	120.0	118.7
Materials and supplies	84.2	85.9
Derivative assets	15.6	9.7
Regulatory assets	32.7	34.3
Deferred income taxes	89.0	100.3
Prepayments and other current assets	35.1	34.9
Income tax receivables	0.8	1.5

Total current assets	783.5	857.7

Property, plant and equipment
Utility plant in service
Electric	6,982.4	6,934.0
Gas	1,312.5	1,308.3
Construction work in progress	442.9	386.7
Other property	447.5	448.3

Property, plant and equipment, at original costs	9,185.3	9,077.3
Accumulated depreciation	(2,951.5)	(2,907.2)

Total property, plant and equipment, net	6,233.8	6,170.1

Other assets
Regulatory assets	288.8	293.1
Derivative assets	0.2	0.3
Deferred charges and other assets	124.4	126.8

Total other assets	413.4	420.2

Total assets	$7,430.7	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Mar. 31, 2014	Dec. 31, 2013
(millions)

Current liabilities
Long-term debt due within one year	$83.3	$83.3
Notes payable	29.0	84.0
Accounts payable	250.0	261.7
Customer deposits	166.8	164.5
Regulatory liabilities	90.1	85.8
Derivative liabilities	0.1	0.1
Interest accrued	54.8	31.9
Taxes accrued	49.4	34.6
Other	18.3	19.5

Total current liabilities	741.8	765.4

Other liabilities
Deferred income taxes	461.6	444.0
Investment tax credits	9.3	9.4
Regulatory liabilities	625.0	631.4
Derivative liabilities	0.1	0.2
Deferred credits and other liabilities	421.5	426.1
Long-term debt, less amount due within one year	2,837.8	2,837.8

Total other liabilities	4,355.3	4,348.9

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 218.2 million and 217.3 million shares outstanding at Mar. 31, 2014 and Dec. 31, 2013, respectively)	218.2	217.3
Additional paid in capital	1,585.7	1,581.3
Retained earnings	550.4	548.3
Accumulated other comprehensive loss	(20.7)	(13.2)

Total capital	2,333.6	2,333.7

Total liabilities and capital	$7,430.7	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Mar. 31,
	(millions, except per share amounts)	2014	2013
	Revenues
	Regulated electric and gas (includes franchise fees and gross receipts taxes of $27.2 in 2014 and $25.4 in 2013)	$575.7	$539.1
	Unregulated	108.4	122.0

	Total revenues	684.1	661.1

	Expenses
	Regulated operations and maintenance
	Fuel	149.6	140.0
	Purchased power	18.2	14.6
	Cost of natural gas sold	47.1	49.5
Other		120.6	120.8
	Operation and maintenance other expense
	Mining related costs	91.2	95.5
Other		3.1	1.3
	Depreciation and amortization	84.9	82.0
	Taxes, other than income	56.3	53.3

	Total expenses	571.0	557.0

	Income from continuing operations	113.1	104.1

	Other income
	Allowance for other funds used during construction	2.4	1.1
	Other income	(0.7)	1.6

	Total other income	1.7	2.7

	Interest charges
	Interest expense	42.5	43.0
	Allowance for borrowed funds used during construction	(1.4)	(0.6)

	Total interest charges	41.1	42.4

	Income from continuing operations before provision for income taxes	73.7	64.4
	Provision for income taxes	26.7	23.2

	Net income from continuing operations	47.0	41.2

	Discontinued operations
	Income from discontinued operations	5.0	0.4
	Provision for income taxes	1.9	0.1

	Income from discontinued operations, net	3.1	0.3

	Net income	$50.1	$41.5

Average common shares outstanding	– Basic	215.2	214.6
	– Diluted	215.7	215.6

Earnings per share from continuing operations	– Basic	$0.22	$0.19
	– Diluted	$0.22	$0.19

Earnings per share from discontinued operations	– Basic	$0.01	$0.00
	– Diluted	$0.01	$0.00

Earnings per share attributable to TECO Energy	– Basic	$0.23	$0.19
	– Diluted	$0.23	$0.19

Dividends paid per common share outstanding		$0.22	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2014	2013
Net income	$50.1	$41.5

Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	0.2	0.4
Amortization of unrecognized benefit costs	0.5	0.7
Increase in unrecognized post employment costs	(8.2)	0.0

Other comprehensive income, net of tax	(7.5)	1.1

Comprehensive income	$42.6	$42.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2014	2013
Cash flows from operating activities
Net income	$50.1	$41.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	84.9	82.0
Deferred income taxes	28.9	23.4
Investment tax credits	(0.1)	(0.1)
Allowance for other funds used during construction	(2.4)	(1.1)
Non-cash stock compensation	3.7	3.6
Gain on sales of business/assets, pretax	(0.1)	(0.2)
Deferred recovery clauses	2.6	4.5
Receivables, less allowance for uncollectibles	18.1	13.0
Inventories	0.4	(21.4)
Prepayments and other current assets	(0.2)	0.6
Taxes accrued	15.5	15.8
Interest accrued	22.9	22.1
Accounts payable	(25.2)	(25.0)
Other	(12.2)	(0.8)

Cash flows from operating activities	186.9	157.9

Cash flows from investing activities
Capital expenditures	(136.3)	(103.0)
Allowance for other funds used during construction	2.4	1.1
Net proceeds from sales of business/assets	0.2	0.3

Cash flows used in investing activities	(133.7)	(101.6)

Cash flows from financing activities
Dividends	(48.0)	(47.8)
Proceeds from the sale of common stock	1.6	3.9
Net decrease in short-term debt	(55.0)	0.0

Cash flows used in financing activities	(101.4)	(43.9)

Net (decrease) increase in cash and cash equivalents	(48.2)	12.4
Cash and cash equivalents at beginning of the period	185.2	200.5

Cash and cash equivalents at end of the period	$137.0	$212.9

Supplemental disclosure of non-cash activities
Capital expenditures not yet paid	$14.6	$0.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2013 Annual Report on Form 10-K for a complete detailed discussion of accounting policies. The significant accounting policies for both utility and diversified operations include:

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of March 31, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

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

Revenues

As of March 31, 2014 and Dec. 31, 2013, unbilled revenues of $48.1 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.2 million and $25.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

2. New Accounting Pronouncements

Unrecognized Tax Benefits

In July 2013, the FASB issued guidance regarding the presentation of unrecognized tax benefits in the statement of position when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for net operating loss carryforwards, similar tax losses or tax credit carryforwards, with certain exceptions. The guidance became effective for interim and annual reporting periods beginning on or after Dec. 15, 2013. The company has adopted this guidance and it has no effect on the company’s results of operations, financial position or cash flows.

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

Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both March 31, 2014 and Dec. 31, 2013.

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

Details of the regulatory assets and liabilities as of March 31, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2014	Dec. 31, 2013

Regulatory assets:
Regulatory tax asset (1)	$67.9	$67.4

Other:
Cost-recovery clauses	3.3	6.1
Postretirement benefit asset	180.2	182.7
Deferred bond refinancing costs (2)	7.8	8.0
Environmental remediation	51.4	51.4
Competitive rate adjustment	3.4	4.1
Other	7.5	7.7

Total other regulatory assets	253.6	260.0

Total regulatory assets	321.5	327.4
Less: Current portion	32.7	34.3

Long-term regulatory assets	$288.8	$293.1

Regulatory liabilities:
Regulatory tax liability (1)	$5.8	$9.8

Other:
Cost-recovery clauses	58.9	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (3)	1.7	2.0
Provision for stipulation and other	0.8	0.8
Accumulated reserve - cost of removal	591.8	594.0

Total other regulatory liabilities	709.3	707.4

Total regulatory liabilities	715.1	717.2
Less: Current portion	90.1	85.8

Long-term regulatory liabilities	$625.0	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
(millions)	Mar. 31, 2014	Dec. 31, 2013

Clause recoverable (1)	$6.7	$10.2
Components of rate base (2)	183.2	185.6
Regulatory tax assets (3)	67.9	67.4
Capital structure and other (3)	63.7	64.2

Total	$321.5	$327.4

(1)	To be recovered through cost-recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2012 consolidated federal income tax return in January 2014. The U.S. federal statute of limitations remains open for years 2010 and forward. Years 2013 and 2014 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2014. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2010 and forward.

The effective tax rate increased to 36.22% for the three months ended March 31, 2014 from 35.95% for the same period in 2013.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2014	2013	2014	2013
Components of net periodic benefit expense
Service cost	$4.1	$4.8	$0.6	$0.7
Interest cost on projected benefit obligations	8.2	7.2	2.6	2.3
Expected return on assets	(10.3)	(9.7)	0.0	0.0
Amortization of:
Prior service cost	(0.1)	(0.1)	0.0	(0.1)
Actuarial loss	3.2	5.0	0.0	0.3

Net pension expense recognized in the Consolidated Condensed Statements of Income	$5.1	$7.2	$3.2	$3.2

For the fiscal 2014 plan year, TECO Energy is using an assumed long-term EROA of 7.25% and a discount rate of 5.118% for pension benefits under its qualified pension plan, and a discount rate of 5.096% for its other postretirement benefits as of their Jan. 1, 2014 measurement dates. Additionally, TECO Energy made contributions of $16.0 million to its pension plan in the first quarter of 2014.

For the three months ended March 31, 2014, TECO Energy and its subsidiaries reclassed $0.6 million pretax of unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three months ended March 31, 2014, TEC reclassed $2.5 million of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

6. Short-Term Debt

At March 31, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2014			Dec. 31, 2013
(millions)	Credit Facilities	Borrowings Outstanding(1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding(1)	Letters of Credit Outstanding

Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	29.0	0.0	150.0	78.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	0.0	200.0	0.0	0.0

Total	$675.0	$29.0	$0.7	$675.0	$84.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At March 31, 2014, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2014 and Dec. 31, 2013 was 0.63% and 0.56%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2014, total long-term debt had a carrying amount of $2,921.1 million and an estimated fair market value of $3,209.7 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $2,921.1 million and an estimated fair market value of $3,184.1 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three months ended March 31, 2014 and 2013, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2014
Unrealized loss on cash flow hedges	($0.1)	$0.0	($0.1)
Reclassification from AOCI to net income (1)	0.4	(0.1)	0.3

Gain on cash flow hedges	0.3	(0.1)	0.2
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5
Increase in unrecognized post employment costs (3)	(12.9)	4.7	(8.2)

Total other comprehensive loss	($11.8)	$4.3	($7.5)

2013
Unrealized gain on cash flow hedges	$0.3	($0.1)	$0.2
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2

Gain on cash flow hedges	0.6	(0.2)	0.4
Amortization of unrecognized benefit costs (2)	1.1	(0.4)	0.7

Total other comprehensive income	$1.7	($0.6)	$1.1

(1)	Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Mining related costs.
(2)	Related to postretirement benefits. See Note 5 for additional information.
(3)	Amount reflects an out-of-period adjustment to unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2014	Dec. 31, 2013
Unrecognized pension loss and prior service credit (1)	($20.0)	($20.5)
Unrecognized other benefit loss, prior service cost and transition obligation (2)	6.9	15.1
Net unrealized losses from cash flow hedges (3)	(7.6)	(7.8)

Total accumulated other comprehensive loss	($20.7)	($13.2)

(1)	Net of tax benefit of $12.3 million and $12.6 million as of Mar. 31, 2014 and Dec. 31, 2013, respectively.
(2)	Net of tax expense of $4.4 million and $9.1 million as of Mar. 31, 2014 and Dec. 31, 2013, respectively.
(3)	Net of tax benefit of $4.8 million and $4.9 million as of Mar. 31, 2014 and Dec. 31, 2013, respectively.

9. Earnings Per Share

	For the three months ended Mar. 31,
(millions, except per share amounts)	2014	2013
Basic earnings per share
Net income from continuing operations	$47.0	$41.2
Amount allocated to nonvested participating shareholders	(0.2)	(0.1)

Income before discontinued operations available to common shareholders - Basic	$46.8	$41.1

Income from discontinued operations, net	$3.1	$0.3
Amount allocated to nonvested participating shareholders	0.0	0.0

Income from discontinued operations available to common shareholders - Basic	$3.1	$0.3

Net income	$50.1	$41.5
Amount allocated to nonvested participating shareholders	(0.2)	(0.1)

Net income available to common shareholders - Basic	$49.9	$41.4

Average common shares outstanding - Basic	215.2	214.6

Earnings per share from continuing operations available to common shareholders - Basic	$0.22	$0.19

Earnings per share from discontinued operations available to common shareholders - Basic	$0.01	$0.00

Earnings per share available to common shareholders - Basic	$0.23	$0.19

Diluted earnings per share
Net income from continuing operations	$47.0	$41.2
Amount allocated to nonvested participating shareholders	(0.2)	(0.1)

Income before discontinued operations available to common shareholders - Diluted	$46.8	$41.1

Income from discontinued operations, net	$3.1	$0.3
Amount allocated to nonvested participating shareholders	0.0	0.0

Income from discontinued operations available to common shareholders - Diluted	$3.1	$0.3

Net income	$50.1	$41.5
Amount allocated to nonvested participating shareholders	(0.2)	(0.1)

Net income available to common shareholders - Diluted	$49.9	$41.4

Unadjusted average common shares outstanding - Diluted	215.2	214.6
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.5	1.0

Average common shares outstanding - Diluted	215.7	215.6

Earnings per share from continuing operations available to common shareholders - Diluted	$0.22	$0.19

Earnings per share from discontinued operations available to common shareholders - Diluted	$0.01	$0.00

Earnings per share available to common shareholders - Diluted	$0.23	$0.19

Anti-dilutive shares	0.0	0.0

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

In addition, three former or inactive TEC employees were maintaining a suit against TEC in Hillsborough County Circuit Court, Florida for personal injuries allegedly caused by exposure to a chemical substance at one of TEC’s power stations. The suit was originally filed in 2002, and the trial judge allowed the plaintiffs to seek punitive damages in connection with their case. In the first quarter of 2014 all plaintiffs voluntarily dismissed their suits with prejudice.

The company believes the claims in each of the pending actions described above in this item are without merit and intends to defend each matter vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2014 TEC has estimated its ultimate financial liability to be $38.4 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of March 31, 2014 is as follows:

Guarantees - TECO Energy
(millions)			After(1) 2018	Total	Liabilities Recognized at Mar. 31, 2014
Guarantees for the Benefit of:	2014	2015-2018
TECO Coal
Fuel purchase related (2)	$0.8	$0.7	$4.0	$5.5	$2.3
Other subsidiaries
Fuel purchase/energy management (2)	10.0	0.0	92.9	102.9	0.1

Total	$10.8	$0.7	$96.9	$108.4	$2.4

Letters of Credit - Tampa Electric Company
(millions)	2014	2015-2018	After(1) 2018	Total	Liabilities Recognized at Mar. 31, 2014
Letters of Credit for the Benefit of:
Tampa Electric Company(2)	$0.0	$0.0	$0.7	$0.7	$0.1

Total	$0.0	$0.0	$0.7	$0.7	$0.1

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2018.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at March 31, 2014. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At March 31, 2014, TECO Energy, TECO Finance, TEC and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions)	Tampa	Peoples	TECO	Other &	TECO
Three months ended Mar. 31,	Electric	Gas	Coal	Eliminations	Energy
2014
Revenues - external	$452.9	$122.4	$106.1	$2.7	$684.1
Sales to affiliates	0.3	0.2	0.0	(0.5)	0.0

Total revenues	453.2	122.6	106.1	2.2	684.1
Depreciation and amortization	62.1	13.3	9.0	0.5	84.9
Total interest charges(1)	22.0	3.4	1.5	14.2	41.1
Internally allocated interest (1)	0.0	0.0	1.5	(1.5)	0.0
Provision (benefit) for income taxes	26.6	9.2	(2.2)	(6.9)	26.7
Net income (loss) from continuing operations	45.2	14.6	(1.6)	(11.2)	47.0
Income from discontinued operations, net	0.0	0.0	0.0	3.1	3.1
Net income (loss)	$45.2	$14.6	($1.6)	($8.1)	$50.1

2013
Revenues - external	$417.8	$121.9	$117.9	$3.5	$661.1
Sales to affiliates	0.2	0.0	0.0	(0.2)	0.0

Total revenues	418.0	121.9	117.9	3.3	661.1
Depreciation and amortization	59.0	13.0	9.7	0.3	82.0
Total interest charges(1)	23.4	3.4	1.7	13.9	42.4
Internally allocated interest (1)	0.0	0.0	1.6	(1.6)	0.0
Provision (benefit) for income taxes	19.8	8.7	(0.1)	(5.2)	23.2
Net income (loss) from continuing operations	31.8	13.8	3.0	(7.4)	41.2
Income from discontinued operations, net	0.0	0.0	0.0	0.3	0.3
Net income (loss)	$31.8	$13.8	$3.0	($7.1)	$41.5

At Mar. 31, 2014
Total assets	$6,120.8	$1,031.1	$319.5	($40.7)	$7,430.7

At Dec. 31, 2013
Total assets	$6,126.9	$1,021.2	$316.3	($16.4)	$7,448.0

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2013 through March 2014 were at a pretax rate of 6.00% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS,

•	to limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates, and

•	to limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of March 31, 2014, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at March 31, 2014 and Dec. 31, 2013:

Total Derivatives(1)
	Mar. 31,	Dec. 31,
(millions)	2014	2013
Current assets	$15.6	$9.7
Long-term assets	0.2	0.3

Total assets	$15.8	$10.0

Current liabilities	$0.1	$0.1
Long-term liabilities	0.1	0.2

Total liabilities	$0.2	$0.3

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at March 31, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties.

Offsetting of Derivative Assets and Liabilities
(millions)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet

Mar. 31, 2014
Description
Derivative assets	$16.1	$(0.3)	$15.8
Derivative liabilities	$(0.5)	$0.3	$(0.2)

Dec. 31, 2013
Description
Derivative assets	$10.5	$(0.5)	$10.0
Derivative liabilities	$(0.8)	$0.5	$(0.3)

The following table presents the derivative hedges of diesel fuel contracts at March 31, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Diesel Fuel Derivatives
	Mar. 31,	Dec. 31,
(millions)	2014	2013
Current assets	$0.1	$0.2
Long-term assets	0.0	0.0

Total assets	$0.1	$0.2

Current liabilities	$0.1	$0.1
Long-term liabilities	0.0	0.0

Total liabilities	$0.1	$0.1

The following table presents the derivative hedges of natural gas contracts at March 31, 2014 and Dec. 31, 2013 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Mar. 31, 2014	Dec. 31, 2013

Current assets	$15.5	$9.5
Long-term assets	0.2	0.3

Total assets	$15.7	$9.8

Current liabilities	$0.0	$0.0
Long-term liabilities	0.1	0.2

Total liabilities	$0.1	$0.2

The ending balance in AOCI related to the cash flow hedges and interest rate swaps at March 31, 2014 is a net loss of $7.6 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following tables present the fair values and locations of derivative instruments recorded on the balance sheet at March 31, 2014 and Dec. 31, 2013:

Derivatives Designated as Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Mar. 31, 2014
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.1	Derivative liabilities	$0.1
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	15.5	Derivative liabilities	0.0
Long-term	Derivative assets	0.2	Derivative liabilities	0.1

Total derivatives designated as hedging instruments		$15.8		$0.2

	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec. 31, 2013	Location	Value	Location	Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.2	Derivative liabilities	$0.1
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	9.5	Derivative liabilities	0.0
Long-term	Derivative assets	0.3	Derivative liabilities	0.2

Total derivatives designated as hedging instruments		$10.0		$0.3

The following tables present the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of March 31, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Mar. 31, 2014	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$15.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.2	Regulatory assets	0.1

Total		$15.7		$0.1

(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec. 31, 2013	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2

Total		$9.8		$0.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at March 31, 2014, net pretax gains of $15.5 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three months ended March 31:

	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income

(millions)

Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)		Effective Portion(1)
2014
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	(0.1)	Mining related costs	(0.1)

Total	($0.1)		($0.3)

2013
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	0.2	Mining related costs	0.0

Total	$0.2		($0.2)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2014 and 2013, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the three months ended March 31:

	Fair Value Asset/ (Liability)	Amount of Gain/(Loss) Recognized in OCI (1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
(millions)
2014
Interest rate swaps	$0.0	$0.0	($0.2)
Diesel fuel derivatives	0.0	(0.1)	(0.1)

Total	$0.0	($0.1)	($0.3)

2013
Interest rate swaps	$0.0	$0.0	($0.2)
Diesel fuel derivatives	(0.6)	0.2	0.0

Total	($0.6)	$0.2	($0.2)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2014 for financial diesel fuel contracts and Dec. 31, 2016 for financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of March 31, 2014, are expected to settle during the 2014, 2015 and 2016 fiscal years:

	Diesel Fuel Contracts		Natural Gas Contracts
(millions)	(Gallons)		(MMBTUs)
Year	Physical	Financial	Physical	Financial
2014	0.0	1.5	0.0	26.9
2015	0.0	0.0	0.0	18.5
2016	0.0	0.0	0.0	1.7

Total	0.0	1.5	0.0	47.1

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of March 31, 2014, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of March 31, 2014, substantially all positions with counterparties were net assets.

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at March 31, 2014:

Contingent Features
	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral

(millions)
At Mar. 31, 2014
Credit Rating	($0.1)	($0.1)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and Dec. 31, 2013. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and diesel fuel swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures
	At fair value as of Mar. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$15.7	$0.0	$15.7
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$15.8	$0.0	$15.8

Liabilities
Natural gas swaps	$0.0	$0.1	$0.0	$0.1
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$0.2	$0.0	$0.2

	At fair value as of Dec. 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8
Diesel fuel swaps	0.0	0.2	0.0	0.2

Total	$0.0	$10.0	$0.0	$10.0

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$0.3	$0.0	$0.3

Natural gas and diesel fuel swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of these swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At March 31, 2014, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $5.9 million and $4.9 million of capacity pursuant to PPAs for the three months ended March 31, 2014 and 2013, respectively.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

15. Discontinued Operations

In 2012, TECO Guatemala completed the sale of its interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala. All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala. Additionally, in March 2014, an indemnification provision for an uncertain tax position at TCAE that was provided for in the 2012 purchase agreement was reversed due to favorable final decision by the highest court in Guatemala, resulting in the income from operations amount shown in the table below. The following table provides selected components of discontinued operations:

Components of income from discontinued operations
(millions)
Three months ended Mar. 31,	2014	2013
Revenues	$0.0	$0.0
Income from operations	5.0	0.4

Income from discontinued operations	5.0	0.4

Provision for income taxes	1.9	0.1

Income from discontinued operations, net	$3.1	$0.3

16. Subsequent Events

Pending Acquisition of New Mexico Gas Company

As previously disclosed, TECO Energy must obtain approval for the acquisition from the NMPRC prior to closing the transaction. Hearings before the hearing examiner were concluded on April 3, 2014.

The current schedule calls for the parties to submit post-hearing briefs on May 2, 2014, with reply briefs due May 15, 2014. Following the submittal of briefs, the hearing examiner will provide a recommendation to the NMPRC. The schedule for the hearing examiner’s recommendation and the NMPRC’s final decision has not been established but we expect to close the transaction by mid to late third quarter this year.

TECO Guatemala Holdings, LLC v. The Republic of Guatemala

As previously reported, on Dec. 19, 2013, the ICSID Tribunal hearing the arbitration claim of TGH, a wholly owned subsidiary of TECO Energy, Inc., against the Republic of Guatemala (“Guatemala”) under the DR – CAFTA, issued an award in the case (the “Award”). The ICSID Tribunal unanimously found in favor of TGH and awarded damages to TGH of approximately U.S. $21.1 million, plus interest from Oct. 21, 2010 at a rate equal to the U.S. prime rate plus 2%. In addition, the Tribunal ruled that Guatemala must reimburse TGH for approximately U.S. $7.5 million of the costs that it incurred in pursuing the arbitration. Pursuant to ICSID’s rules and procedures, each party had 120 days after the date of the Award to file an application for its annulment.

On April 18, 2014, Guatemala filed an application for annulment of the entire Award (or, alternatively, certain parts of the Award) pursuant to applicable ICSID rules. Guatemala also requested that the enforcement of the Award be stayed while the annulment proceeding is pending. Under the applicable rules, the enforcement of the Award is provisionally stayed until the ad hoc committee that will be deciding Guatemala’s application is constituted and makes a decision regarding whether the stay should continue through the rest of the annulment proceeding.

Also on April 18, 2014, TGH separately filed an application for partial annulment of the Award on the basis of certain deficiencies in the Tribunal’s determination of the amount of TGH’s damages. If TGH’s application is successful, TGH will be able to seek additional damages from Guatemala in a new arbitration proceeding.

While the duration of the annulment proceedings is uncertain, they are expected to take approximately 17 to 24 months to conclude. Pending the outcome of annulment proceedings, results in the first quarter of 2014 do not reflect any benefit of this decision.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC and its subsidiaries as of March 31, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TEC’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 34 through 44 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page
No.

Consolidated Condensed Balance Sheets, March 31, 2014 and Dec. 31, 2013	30-31

Consolidated Condensed Statements of Income and Comprehensive Income for the three month periods ended March 31, 2014 and 2013	32

Consolidated Condensed Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013	33

Notes to Consolidated Condensed Financial Statements	34-44

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2014	2013

Property, plant and equipment
Utility plant in service
Electric	$6,982.4	$6,934.0
Gas	1,253.6	1,249.5
Construction work in progress	441.2	385.3

Utility plant in service, at original costs	8,677.2	8,568.8
Accumulated depreciation	(2,602.7)	(2,562.6)

	6,074.5	6,006.2
Other property	8.3	8.3

Total property, plant and equipment, net	6,082.8	6,014.5

Current assets
Cash and cash equivalents	16.9	9.8
Receivables, less allowance for uncollectibles of $2.2 and $2.0 at Mar. 31, 2014 and Dec. 31, 2013, respectively	214.9	227.6
Inventories, at average cost
Fuel	86.1	93.7
Materials and supplies	75.1	76.8
Regulatory assets	32.7	34.3
Derivative assets	15.5	9.5
Taxes receivable	0.0	54.9
Deferred income taxes	20.1	29.4
Prepayments and other current assets	12.7	12.5

Total current assets	474.0	548.5

Deferred debits
Unamortized debt expense	14.5	14.8
Regulatory assets	288.8	293.1
Derivative assets	0.2	0.3
Other	5.0	4.6

Total deferred debits	308.5	312.8

Total assets	$6,865.3	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Mar. 31,	Dec. 31,
(millions)	2014	2013

Capitalization
Common stock	$2,037.4	$2,030.4
Accumulated other comprehensive loss	(7.6)	(7.8)
Retained earnings	301.7	308.1

Total capital	2,331.5	2,330.7
Long-term debt	1,797.5	1,797.5

Total capitalization	4,129.0	4,128.2

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	29.0	84.0
Accounts payable	216.2	226.0
Customer deposits	166.8	164.5
Regulatory liabilities	90.1	85.8
Interest accrued	37.3	16.4
Taxes accrued	39.7	12.2
Other	12.0	12.0

Total current liabilities	674.4	684.2

Deferred credits
Deferred income taxes	1,132.1	1,114.3
Investment tax credits	9.3	9.4
Derivative liabilities	0.1	0.2
Regulatory liabilities	625.0	631.4
Other	295.4	308.1

Total deferred credits	2,061.9	2,063.4

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$6,865.3	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2014	2013
Revenues
Electric (includes franchise fees and gross receipts taxes of $20.3 in 2014 and $19.0 in 2013)	$453.0	$417.9
Gas (includes franchise fees and gross receipts taxes of $6.9 in 2014 and $6.4 in 2013)	122.5	121.9

Total revenues	575.5	539.8

Expenses
Regulated operations and maintenance
Fuel	149.6	140.0
Purchased power	18.2	14.6
Cost of natural gas sold	47.2	49.5
Other	120.3	120.6
Depreciation and amortization	75.4	72.0
Taxes, other than income	47.4	44.5

Total expenses	458.1	441.2

Income from operations	117.4	98.6

Other income
Allowance for other funds used during construction	2.4	1.1
Other income, net	1.2	1.2

Total other income	3.6	2.3

Interest charges
Interest on long-term debt	25.7	26.5
Other interest	1.1	0.9
Allowance for borrowed funds used during construction	(1.4)	(0.6)

Total interest charges	25.4	26.8

Income before provision for income taxes	95.6	74.1
Provision for income taxes	35.8	28.5

Net income	59.8	45.6

Other comprehensive income, net of tax
Amortization of settled interest rate swaps	0.2	0.2

Total other comprehensive income, net of tax	0.2	0.2

Comprehensive income	$60.0	$45.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2014	2013
Cash flows from operating activities
Net income	$59.8	$45.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75.4	72.0
Deferred income taxes	22.8	23.3
Investment tax credits	(0.1)	(0.1)
Allowance for funds used during construction	(2.4)	(1.1)
Deferred recovery clauses	2.6	4.5
Receivables, less allowance for uncollectibles	12.7	2.2
Inventories	9.3	(17.2)
Prepayments	(0.2)	(0.1)
Taxes accrued	82.4	39.1
Interest accrued	20.9	20.2
Accounts payable	(23.3)	(21.1)
Other	(9.1)	(0.7)

Cash flows from operating activities	250.8	166.6

Cash flows from investing activities
Capital expenditures	(132.0)	(97.9)
Allowance for funds used during construction	2.4	1.1

Cash flows used in investing activities	(129.6)	(96.8)

Cash flows from financing activities
Common stock	7.0	0.0
Net decrease in short-term debt	(55.0)	0.0
Dividends	(66.1)	(55.0)

Cash flows used in financing activities	(114.1)	(55.0)

Net increase in cash and cash equivalents	7.1	14.8
Cash and cash equivalents at beginning of period	9.8	45.2

Cash and cash equivalents at end of period	$16.9	$60.0

Supplemental disclosure of non-cash activities
Capital expenditures not yet paid	$14.7	$0.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s 2013 Annual Report on Form 10-K for a complete detailed discussion of accounting policies. The significant accounting policies for TEC include:

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

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

Revenues

As of March 31, 2014 and Dec. 31, 2013, unbilled revenues of $48.1 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.2 million and $25.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

2. New Accounting Pronouncements

Unrecognized Tax Benefits

In July 2013, the FASB issued guidance regarding the presentation of unrecognized tax benefits in the statement of position when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. It requires that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for net operating loss carryforwards, similar tax losses or tax credit carryforwards, with certain exceptions. The guidance became effective for interim and annual reporting periods beginning on or after Dec. 15, 2013. TEC has adopted this guidance and it has no effect on TEC’s results of operations, financial position or cash flows.

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

Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both March 31, 2014 and Dec. 31, 2013.

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

Details of the regulatory assets and liabilities as of March 31, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
	Mar. 31,	Dec. 31,
(millions)	2014	2013
Regulatory assets:
Regulatory tax asset (1)	$67.9	$67.4

Other:
Cost-recovery clauses	3.3	6.1
Postretirement benefit asset	180.2	182.7
Deferred bond refinancing costs (2)	7.8	8.0
Environmental remediation	51.4	51.4
Competitive rate adjustment	3.4	4.1
Other	7.5	7.7

Total other regulatory assets	253.6	260.0

Total regulatory assets	321.5	327.4
Less: Current portion	32.7	34.3

Long-term regulatory assets	$288.8	$293.1

Regulatory liabilities:
Regulatory tax liability (1)	$5.8	$9.8

Other:
Cost-recovery clauses	58.9	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (3)	1.7	2.0
Provision for stipulation and other	0.8	0.8
Accumulated reserve - cost of removal	591.8	594.0

Total other regulatory liabilities	709.3	707.4

Total regulatory liabilities	715.1	717.2
Less: Current portion	90.1	85.8

Long-term regulatory liabilities	$625.0	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	Mar. 31,	Dec. 31,
(millions)	2014	2013
Clause recoverable (1)	$6.7	$10.2
Components of rate base (2)	183.2	185.6
Regulatory tax assets (3)	67.9	67.4
Capital structure and other (3)	63.7	64.2

Total	$321.5	$327.4

(1)	To be recovered through cost-recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the three months ended March 31, 2014 and 2013 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

The IRS concluded its examination of TECO Energy’s 2012 consolidated federal income tax return in January 2014. The U.S. federal statute of limitations remains open for the year 2010 and forward. Years 2013 and 2014 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2014. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2010 and forward.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended March 31, 2014 and 2013, respectively, was $3.8 million and $5.3 million for pension benefits, and $2.6 million and $2.6 million for other postretirement benefits.

For the fiscal 2014 plan year, TECO Energy assumed a long-term EROA of 7.25% and a discount rate of 5.118% for pension benefits under its qualified pension plan, and a discount rate of 5.096% for its other postretirement benefits as of their Jan. 1, 2014 measurement dates. Additionally, TECO Energy made contributions of $16.0 million to its pension plan in the first quarter of 2014. TEC’s portion of the contributions was $13.0 million.

Included in the benefit expenses discussed above, for the three months ended March 31, 2014, TEC reclassed $2.5 million of unamortized prior service benefit and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At March 31, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2014			Dec. 31, 2013
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	29.0	0.0	150.0	78.0	0.0

Total	$475.0	$29.0	$0.7	$475.0	$84.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.

At March 31, 2013, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2014 and Dec. 31, 2013 was 0.63% and 0.56%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2014, TEC’s total long-term debt had a carrying amount of $1,880.8 million and an estimated fair market value of $2,058.4 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $1,880.8 million and an estimated fair market value of $2,042.0 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

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

In addition, three former or inactive TEC employees were maintaining a suit against TEC in Hillsborough County Circuit Court, Florida for personal injuries allegedly caused by exposure to a chemical substance at one of TEC’s power stations. The suit was originally filed in 2002, and the trial judge allowed the plaintiffs to seek punitive damages in connection with their case. In the first quarter of 2014 all plaintiffs voluntarily dismissed their suits with prejudice.

TEC believes the claims in each of the pending actions described above in this item are without merit and intends to defend each matter vigorously. TEC is unable at this time to estimate the possible loss or range of loss with respect to these matters.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Dec. 31, 2013, TEC has estimated its ultimate financial liability to be $38.4 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of March 31, 2014 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2014	2015-2018	2018	Total	at Mar. 31, 2014
Tampa Electric Company (2)	$0.0	$0.0	$0.7	$0.7	$0.1

(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2018.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TEC under these agreements at Mar. 31, 2014. The obligations under these letters of credit include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2014, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa	Peoples	Other &	Tampa Electric
Three months ended Mar. 31,	Electric	Gas	Eliminations	Company
2014
Revenues - external	$453.1	$122.4	$0.0	$575.5
Sales to affiliates	0.1	0.2	(0.3)	0.0

Total revenues	453.2	122.6	(0.3)	575.5
Depreciation and amortization	62.1	13.3	0.0	75.4
Total interest charges	22.0	3.4	0.0	25.4
Provision for income taxes	26.6	9.2	0.0	35.8
Net income	$45.2	$14.6	$0.0	$59.8

2013
Revenues - external	$417.9	$121.9	$0.0	$539.8
Sales to affiliates	0.1	0.0	(0.1)	0.0

Total revenues	418.0	121.9	(0.1)	539.8
Depreciation and amortization	59.0	13.0	0.0	72.0
Total interest charges	23.4	3.4	0.0	26.8
Provision for income taxes	19.8	8.7	0.0	28.5
Net income	$31.8	$13.8	$0.0	$45.6

Total assets at Mar. 31, 2014	$5,871.0	$999.4	($5.1)	$6,865.3

Total assets at Dec. 31, 2013	$5,895.4	$989.3	($8.9)	$6,875.8

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and

•	to limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of March 31, 2014, all of TEC’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at March 31, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
	Mar. 31,	Dec. 31,
(millions)	2014	2013
Current assets	$15.5	$9.5
Long-term assets	0.2	0.3

Total assets	$15.7	$9.8

Current liabilities (1)	$0.0	$0.0
Long-term liabilities	0.1	0.2

Total liabilities	$0.1	$0.2

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at March 31, 2014 is a net loss of $7.6 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at March 31, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties:

Offsetting of Derivative Assets and Liabilities
	Gross Amounts	Gross Amounts offset on the Balance Sheet	Net Amounts of
	of Recognized		Assets (Liabilities)
	Assets		Presented on the
(millions)	(Liabilities)		Balance Sheet
Mar. 31, 2014
Description
Derivative assets	$16.0	$(0.3)	$15.7
Derivative liabilities	$(0.4)	$0.3	$(0.1)

Dec. 31, 2013
Description
Derivative assets	$10.3	$(0.5)	$9.8
Derivative liabilities	$(0.7)	$0.5	$(0.2)

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of March 31, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Mar. 31, 2014	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$15.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.2	Regulatory assets	0.1

Total		$15.7		$0.1

(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec. 31, 2013	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2

Total		$9.8		$0.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at March 31, 2014, net pretax losses of $15.5 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three months ended March 31:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI		Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion	(1)		Effective Portion (1)
2014
Interest rate contracts	$0.0		Interest expense	($0.2)

Total	$0.0			($0.2)

2013
Interest rate contracts	$0.0		Interest expense	($0.2)

Total	$0.0			($0.2)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2014 and 2013, all hedges were effective.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2016 for the financial natural gas contracts. The following table presents by commodity type TEC’s derivative volumes that, as of March 31, 2014, are expected to settle during the 2014, 2015 and 2016 fiscal years:

	Natural Gas Contracts (MMBTUs)
(millions)
Year	Physical	Financial
2014	0.0	26.9
2015	0.0	18.5
2016	0.0	1.7

Total	0.0	47.1

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of March 31, 2014, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as TEC uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, TEC considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of March 31, 2014, substantially all positions with counterparties were net assets.

Certain TEC derivative instruments contain provisions that require TEC’s debt to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. TEC has no other contingent risk features associated with any derivative instruments. Substantially all of TEC’s open positions with counterparties as of March 31, 2014 were asset positions.

11. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and Dec. 31, 2013. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below, the market approach was used in determining fair value.

Recurring Derivative Fair Value Measures
	At fair value as of Mar. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$15.7	$0.0	$15.7

Total	$0.0	$15.7	$0.0	$15.7

Liabilities
Natural gas swaps	$0.0	$0.1	$0.0	$0.1

Total	$0.0	$0.1	$0.0	$0.1

	At fair value as of Dec. 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8

Total	$0.0	$9.8	$0.0	$9.8

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2

Total	$0.0	$0.2	$0.0	$0.2

Natural gas swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2014, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2014
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2

Gain on cash flow hedges	0.4	(0.2)	0.2

Total other comprehensive income (loss)	$0.4	($0.2)	$0.2

2013
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2

Gain on cash flow hedges	0.4	(0.2)	0.2

Total other comprehensive income (loss)	$0.4	($0.2)	$0.2

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2014		Dec. 31, 2013
Net unrealized losses from cash flow hedges (1)	($7.6)		($7.8)

Total accumulated other comprehensive loss	($7.6)		($7.8)

(1)	Net of tax benefit of $4.7 million and $4.9 million as of Mar. 31, 2014 and Dec. 31, 2013, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $5.9 million and $4.9 million of capacity pursuant to PPAs for the three months ended March 31, 2014 and 2013, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities, including the required approval by the New Mexico Public Regulation Commission for the acquisition of NMGC; the risk that the transaction to acquire NMGC may be delayed, may be consummated on less favorable terms than originally expected, or not be consummated at all; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required, including the permanent financing for the acquisition of NMGC; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal’s production; costs for alternate fuels used for power generation affecting demand for TECO Coal’s thermal coal production; operating costs and environmental or safety regulations affecting production levels and margins at TECO Coal; weak demand and market pricing conditions affecting the value of TECO Coal’s facilities and coal reserves; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under “Risk Factors” in TECO Energy, Inc.‘s Annual Report on Form 10-K for the period ended Dec. 31, 2013.

Earnings Summary - Unaudited
	Three months ended Mar. 31,
(millions, except per share amounts)	2014	2013
Consolidated revenues	$684.1	$661.1

Continuing operations	47.0	41.2
Discontinued operations	3.1	0.3

Net income	$50.1	$41.5

Average common shares outstanding
Basic	215.2	214.6

Diluted	215.7	215.6

Earnings per share - Basic
Continuing operations	$0.22	$0.19
Discontinued operations	0.01	0.0

Earnings per share - Basic	$0.23	$0.19

Earnings per share - Diluted
Continuing operations	$0.22	$0.19
Discontinued operations	0.01	0.0

Earnings per share - Diluted	$0.23	$0.19

Operating Results

Three Months Ended Mar. 31, 2014

TECO Energy, Inc. reported first-quarter 2014 net income of $50.1 million, or $0.23 per share, compared with $41.5 million, or $0.19 per share, in the first quarter of 2013. Net income from continuing operations was $47.0 million, or $0.22 per share, in the 2014 first quarter, compared with $41.2 million, or $0.19 per share, for the same period in 2013. First-quarter results include $2.1 million of costs associated with the pending acquisition of New Mexico Gas Co. (NMGC).

The 2014 first-quarter benefit of $3.1 million reported in discontinued operations was related to the release of an indemnification associated with the 2012 sale of TECO Guatemala.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2014 was $45.2 million, compared with $31.8 million for the same period in 2013. Results for the quarter reflected the benefits of the rate case settlement effective Nov. 1, 2013, a 1.8% higher average number of customers, higher energy sales primarily due to more favorable weather, and $0.8 million lower earnings on assets recovered through the ECRC due to a lower current weighted average cost of capital, which includes the lower ROE in the 2013 rate case settlement. Results reflected lower interest and essentially unchanged operations and maintenance expenses, partially offset by higher depreciation expense. First-quarter net income in 2014 included $2.4 million of AFUDC- equity, which represents allowed equity cost capitalized to construction costs, compared with $1.1 million in the 2013 quarter.

Total degree days in Tampa Electric’s service area in the first quarter of 2014 were 2% below normal, and 7% above the 2013 period, due to colder weather in January 2014, partially offset by very mild weather in March. In comparison, 2013 weather was very mild throughout the quarter without normal heating or air conditioning load. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, increased 2.4% in the first quarter of 2014 compared with the same period in 2013. In the 2014 period, pretax base revenues were almost $22 million higher than in 2013 including approximately $14 million of higher revenue as a result of the 2013 rate case settlement. (The quarterly energy sales shown on the statistical summary below reflects the energy sales based on the timing of billing cycles, which can vary period to period.) Sales to residential customers increased 5.7%, reflecting customer growth and more favorable winter weather. Sales to industrial customers increased due to the improving economy. Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was essentially unchanged from the 2013 quarter, reflecting $1.6 million of higher costs to operate and maintain the generation and energy delivery systems, offset by the elimination of the $1.2 million storm damage accrual as a result of the 2013 rate case settlement, and lower pension and other expenses. Depreciation and amortization expense increased $1.9 million in 2014 primarily as a result of normal additions to facilities to reliably serve customers, partially offset by approximately $1.0 million of lower amortization on software due to the change in expected useful life for software in the 2013 rate case settlement.

A summary of Tampa Electric’s regulated operating statistics for the three months ended March 31, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended Mar. 31,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$213.5	$189.6	12.6	1,822.9	1,725.3	5.7
Commercial	134.9	130.7	3.2	1,350.9	1,353.2	(0.2)
Industrial – Phosphate	16.7	17.8	(6.2)	208.3	222.0	(6.2)
Industrial – Other	24.3	23.3	4.3	267.9	262.9	1.9
Other sales of electricity	42.5	41.4	2.7	421.8	420.5	0.3
Deferred and other revenues (1)	(1.9)	(2.8)	(32.1)

Total energy sales	$430.0	$400.0	7.5	4,071.8	3,983.9	2.2
Sales for resale	7.0	1.3	438.5	106.4	40.8	160.8
Other operating revenue	16.2	16.7	(3.0)	0.0	0.0	0.0

Total revenues	$453.2	$418.0	8.4	4,178.2	4,024.7	3.8

Average customers (thousands)	702.3	690.2	1.8
Retail net energy for load (kilowatt hours)				4,185.2	4,088.0	2.4

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $14.6 million for the first quarter, compared with $13.8 million in 2013. First-quarter results in 2014 reflected slightly higher general non-fuel operations and maintenance expense partially offset by a $1.6 million recovery of costs incurred in a 2010 contractor damage incident. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers, partially offset by a change in software amortization similar to Tampa Electric’s discussed above. Average customer growth was 1.6% in the quarter, and therm sales to residential customers increased as a result of colder winter weather. Sales to power generation customers and off-system sales decreased due to two power generators not operating, new participants in the market, and higher natural gas prices in 2014 compared to 2013.

A summary of PGS’s regulated operating statistics for the three months ended March 31, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Mar. 31,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$49.7	$42.3	17.5	33.2	29.5	12.5
Commercial	40.9	39.2	4.3	131.0	124.8	5.0
Industrial	3.6	3.6	0.0	72.0	71.3	1.0
Off system sales	8.5	18.3	(53.6)	15.4	50.4	(69.4)
Power generation	1.9	3.1	(38.7)	155.6	205.0	(24.1)
Other revenues	16.0	12.4	29.0	0.0	0.0	0.0

Total	$120.6	$118.9	1.4	407.2	481.0	(15.3)

By Sales Type
System supply	$71.7	$74.1	(3.2)	57.4	89.9	(36.2)
Transportation	32.9	32.4	1.5	349.8	391.1	(10.6)
Other revenues	16.0	12.4	29.0	0.0	0.0	0.0

Total	$120.6	$118.9	1.4	407.2	481.0	(15.3)

Average customers (thousands)	351.9	346.4	1.6

TECO Coal

TECO Coal reported a first-quarter loss of $1.6 million on sales of 1.3 million tons, compared with net income of $3.0 million on similar sales volumes in the same period in 2013. In 2014, first-quarter results reflect an average net selling price, excluding transportation allowances, of more than $79 per ton, almost $11 per ton lower than in 2013. In the first quarter of 2014, the all-in total per-ton cost of sales was $82 per ton, compared with almost $88 per ton in the 2013 period. First quarter sales volumes were reduced by rail service interruptions due to the harsh winter weather in 2014. TECO Coal recorded a $2.2 million income tax benefit in the first quarter of 2014 that included a $0.7 million tax depletion benefit, compared with a $0.1 million tax benefit that included a $1.1 million tax depletion benefit, in the 2013 period.

Parent & other

The cost from continuing operations for Parent & other in the first quarter of 2014 was $11.2 million, compared with a cost of $7.4 million in the same period in 2013. The 2014 results included $2.1 million of costs associated with the pending acquisition of NMGC. Results in 2014 reflect lower results at the smaller unregulated companies reported in Parent & other and unfavorable tax adjustments compared to 2013.

2014 Guidance

TECO Energy expects the Florida regulated utility operations, net of Parent & other, to deliver earnings in a range between $1.00 and $1.05 in 2014, and expects consolidated 2014 earnings in a range between $0.95 and $1.05.

The above guidance excludes any impact from the pending acquisition of NMGC. Revised guidance will be provided upon the closing of that acquisition and completion of related financing actions. TECO Energy expects earnings in 2014 to be driven by the factors discussed below.

Tampa Electric expects to earn in the middle of its authorized allowed ROE range of 9.25% to 11.25%, driven by approximately $50 million of higher base revenues in 2014 as a result of its September 2013 rate case settlement agreement. It expects customer growth of 1.5% and total retail energy sales growth about 0.5% lower than customer growth due to lower average customer usage. Operations and maintenance expenses are expected to be lower than 2013 actual amounts due to lower employee-related costs, lower storm damage expense accruals and lower pension expense driven by higher discount rate assumptions, partially offset by increased expenses to operate the system and reliably serve customers. Depreciation expense is expected to be higher due to normal additions to facilities to serve customers.

Peoples Gas expects to continue to earn above the middle of its allowed ROE range of 9.75% to 11.75% from moderate customer growth, in line with the trends experienced in 2013. It also expects to benefit from continued interest from customers utilizing petroleum and other fuel sources to convert to natural gas due to the attractive economics.

The expectations for both Tampa Electric and Peoples Gas assume normal weather for 2014.

TECO Coal has 90% of its expected sales contracted and priced for 2014 and 10% committed but unpriced. Total sales are expected toward the high end of the 5.5 million to 6.0 million ton range previously forecast, reflecting almost 70% specialty coal. At prices currently being paid for its products, about $80 per ton, TECO Coal expects to be about earnings breakeven for the year, and cash flow positive. However, the unpriced tons are subject to quarterly met coal price adjustments, and the most recent quarterly Asian benchmark pricing is below the level at which TECO Coal’s current prices were set. The all-in cost of sales is expected to be in a range between $79 and $83 per ton. The cash cost of sales, which excludes depreciation and allocated interest, is expected to be about $7 per ton below the all-in cost. In 2014, TECO Coal expects to continue to record tax depletion tax benefits. TECO Coal’s 2014 financial results may be adversely affected by rail service disruptions as a result of a tunnel fire on the railroad serving its Premier Elkhorn facility that began on April 26. At this time there is no estimate as to extent of the damage to the rail facilities or duration of any service disruptions.

New Mexico Gas Co. Acquisition

As previously disclosed, TECO Energy must obtain approval for the acquisition from the NMPRC prior to closing the transaction. Hearings before the hearing examiner concluded on April 3.

The current schedule calls for the parties to submit post-hearing briefs on May 2, with reply briefs due May 15. Following the submittal of briefs the hearing examiner will provide a recommendation to the NMPRC. The schedule for the hearing examiner’s recommendation and the NMPRC’s final decision has not been established but we expect to close the transaction by mid to late third quarter this year.

Below is a partial list of the benefits to New Mexico and NMGC customers offered by the Joint Applicants (TECO Energy, NMGC and its current owner, Continental Energy) in the course of the proceedings.

•	No rate increases prior to mid-2017

•	Bill credits of $2 million in year one, and $4 million for each year following closing, until base rates are reset in a future base rate proceeding

•	Maintain NMGC headquarters in New Mexico

•	No more than 99 positions eliminated at NMGC in the first three years

•	Maintain customer-facing positions, offices and facilities to safely and reliably serve customers

•	Customer service and field offices will not be closed without NMPRC approval

•	NMGC will not seek to recover transaction costs or acquisition premium through rates

•	TECO agrees to invest an average of $30 million on an annual basis in the NMGC system to ensure reliability and safety until the final order in NMGC’s next general rate case

•	TECO and NMGC agree to engage in economic development opportunities, including a study for the prospects for growth in the use of compressed natural gas

Including the effects of the items described above, TECO Energy expects the transaction to begin to be accretive to earnings twelve months after closing.

Income Taxes

The provisions for income taxes from continuing operations for the three-month periods ended March 31, 2014 and 2013 were $26.7 million and $23.2 million, respectively. The provision for income taxes for the three months ended March 31, 2014 was impacted by higher operating income and decreased depletion benefit at TECO Coal.

Liquidity and Capital Resources

The table below sets forth the March 31, 2014 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and TEC credit facilities.

At Mar. 31, 2014
(millions)		Tampa Electric	Other	TECO
	Consolidated	Company	Companies	Finance/Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts/Letters of Credit	29.7	29.7	0.0	0.0

Available credit facilities	645.3	445.3	0.0	200.0
Cash and short-term investments	137.0	16.9	4.1	116.0

Total liquidity	$782.3	$462.2	$4.1	$316.0

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and TEC must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC, and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At March 31, 2014, TECO Energy, TECO Finance, TEC, and the other operating companies were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at March 31, 2014. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants
(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Mar. 31, 2014
TEC
Credit facility(2)	Debt/capital	Cannot exceed 65%	45.0%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	45.0%
6.25% senior notes	Debt/capital Limit on liens(3)	Cannot exceed 60% Cannot exceed $700	45.0% $0 liens outstanding
TECO Energy/TECO Finance
Credit facility(2)	Debt/capital	Cannot exceed 65%	55.6%
TECO Finance 6.75% notes	Restrictions on secured debt(4)	(5)	(5)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(5)	The indenture for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at March 31, 2014
	Standard & Poor’s	Moody’s	Fitch
TEC	BBB+	A2	A-
TECO Energy/TECO Finance	BBB	Baa1	BBB

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At March 31, 2014, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

The company’s critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets and regulatory accounting. For further discussion of critical accounting policies, see TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the increase in the average market price component of the company’s outstanding natural gas swaps of approximately 4% from Dec. 31, 2013 to March 31, 2014. For natural gas, the company maintained a similar volume hedged as of March 31, 2014 from Dec. 31, 2013.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the three month period ended March 31, 2014:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2013	$9.7
Additions and net changes in unrealized fair value of derivatives	16.6
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	(10.7)

Net fair value of derivatives as of Mar. 31, 2014	$15.6

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2013	$9.7
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	16.6
Recorded in earnings	0.0
Realized net settlement of derivatives	(10.7)
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Mar. 31, 2014	$15.6

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at March 31, 2014:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	15.5	0.1	15.6
Model prices (2)	0.0	0.0	0.0

Total	$15.5	$0.1	$15.6

(1)	Reflects over-the-counter natural gas or diesel fuel swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Evaluation Date. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TEC’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TEC’s internal control over financial reporting that occurred during TEC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2014 - Jan. 31, 2014	2,088	$16.84	0.0	$0.0
Feb. 1, 2014 - Feb. 28, 2014	10,382	$16.70	0.0	$0.0
Mar. 1, 2014 - Mar. 31, 2014	1,280	$16.59	0.0	$0.0
Total 1st Quarter 2014	13,750	$16.71	0.0	$0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

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

Exhibits - See index on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: May 2, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 2, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2011 of TECO Energy, Inc. and Tampa Electric Company).	*

10.1	Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan.

10.2	Omnibus Amendment No. 12 to Loan and Servicing Agreement dated as of Feb. 14, 2014, among TEC Receivables Corp. as Borrower, Tampa Electric Company as Servicer, certain lenders named therein and Citibank, N.A. as Program Agent. (Exhibit 10.37, Form 10-K for 2013 of TECO Energy, Inc. and Tampa Electric Company).	*

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. (1)

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.