Form 10-Q
period 2014-06-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2014-08-01
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of July 28, 2014 was 233,407,893 . As of July 28, 2014, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 70

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
BTU	British Thermal Unit
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
capacity clause	capacity cost-recovery clause, as established by the FPSC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CCRs	coal combustion residuals
CES	Continental Energy Systems
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMMA	Cardno Marshall Miller & Associates
CMBS	commercial mortgage-backed securities
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DECA II	Distribución Eléctrica Centro Americana, II, S.A.
DOE	U.S. Department of Energy
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEGSA	Empresa Eléctrica de Guatemala, S.A., the largest private distribution company in Central America
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles
GHG	greenhouse gas(es)
HCIDA	Hillsborough County Industrial Development Authority
HPP	Hardee Power Partners

ICSID	International Centre for the Settlement of Investment Disputes
IFRS	International Financial Reporting Standards
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISO	independent system operator
ITCs	investment tax credits
KW	Kilowatt(s)
KWH	kilowatt-hour(s)
LDS	local distribution companies
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	Management’s Discussion and Analysis
Met	metallurgical
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NERC	North American Electric Reliability Corporation
NMGC	New Mexico Gas Company, Inc., the principal subsidiary of NMGI
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OATT	open access transmission tariff
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PM	particulate matter
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
REMIC	real estate mortgage investment conduit
RFP	request for proposal

ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Coal	TECO Coal Corporation, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala.
TEMSA	Tecnología Marítima, S.A., a provider of dry bulk and coal unloading services located in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
USACE	U.S. Army Corps of Engineers
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of June 30, 2014 and Dec. 31, 2013, and the results of their operations and cash flows for the periods ended June 30, 2014 and 2013. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 12 through 30 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, June 30, 2014 and Dec. 31, 2013	6-7

Consolidated Condensed Statements of Income for the three month and six month periods ended June 30, 2014	8-9

Consolidated Condensed Statements of Comprehensive Income for the three month and six month periods ended June 30, 2014	10

Consolidated Condensed Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013	11

Notes to Consolidated Condensed Financial Statements	12-30

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Jun 30, 2014	Dec 31, 2013
Current assets
Cash and cash equivalents	$167.0	$185.2
Receivables, less allowance for uncollectibles of $3.8 and $4.7 at June 30, 2014 and Dec. 31, 2013, respectively	323.8	287.2
Inventories, at average cost
Fuel	137.4	118.7
Materials and supplies	83.4	85.9
Derivative assets	8.2	9.7
Regulatory assets	33.7	34.3
Deferred income taxes	87.7	100.3
Prepayments and other current assets	47.5	34.9
Income tax receivables	0.8	1.5

Total current assets	889.5	857.7

Property, plant and equipment
Utility plant in service
Electric	6,941.7	6,934.0
Gas	1,324.4	1,308.3
Construction work in progress	494.9	386.7
Other property	441.5	448.3

Property, plant and equipment, at original costs	9,202.5	9,077.3
Accumulated depreciation	(2,878.4)	(2,907.2)

Total property, plant and equipment, net	6,324.1	6,170.1

Other assets
Regulatory assets	283.9	293.1
Derivative assets	0.5	0.3
Deferred charges and other assets	122.8	126.8

Total other assets	407.2	420.2

Total assets	$7,620.8	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Jun 30, 2014	Dec 31, 2013
Current liabilities
Long-term debt due within one year	$274.5	$83.3
Notes payable	0.0	84.0
Accounts payable	232.3	261.7
Customer deposits	167.5	164.5
Regulatory liabilities	65.7	85.8
Derivative liabilities	0.2	0.1
Interest accrued	34.4	31.9
Taxes accrued	68.2	34.6
Other	18.4	19.5

Total current liabilities	861.2	765.4

Other liabilities
Deferred income taxes	497.4	444.0
Investment tax credits	9.2	9.4
Regulatory liabilities	621.4	631.4
Derivative liabilities	0.1	0.2
Deferred credits and other liabilities	422.0	426.1
Long-term debt, less amount due within one year	2,863.1	2,837.8

Total other liabilities	4,413.2	4,348.9

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 217.8 million and 217.3 million shares outstanding at June 30, 2014 and Dec. 31, 2013, respectively)	217.8	217.3
Additional paid in capital	1,587.8	1,581.3
Retained earnings	560.9	548.3
Accumulated other comprehensive loss	(20.1)	(13.2)

Total capital	2,346.4	2,333.7

Total liabilities and capital	$7,620.8	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Jun 30,
(millions, except per share amounts)		2014	2013
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $27.8 in 2014 and $26.7 in 2013)		$603.6	$604.0
Unregulated		122.7	131.9

Total revenues		726.3	735.9

Expenses
Regulated operations and maintenance
Fuel		169.7	174.5
Purchased power		19.9	20.5
Cost of natural gas sold		29.1	40.7
Other		126.8	129.6
Operation and maintenance other expense
Mining related costs		103.5	110.2
Other		4.8	3.4
Depreciation and amortization		84.2	83.9
Taxes, other than income		55.1	53.6

Total expenses		593.1	616.4

Income from continuing operations		133.2	119.5

Other income
Allowance for other funds used during construction		2.0	1.4
Other income		(0.2)	1.6

Total other income		1.8	3.0

Interest charges
Interest expense		42.9	43.5
Allowance for borrowed funds used during construction		(0.7)	(0.8)

Total interest charges		42.2	42.7

Income from continuing operations before provision for income taxes		92.8	79.8
Provision for income taxes		34.4	28.2

Net income from continuing operations		58.4	51.6

Discontinued operations
Loss from discontinued operations		0.0	(0.2)
Provision for income taxes		0.0	0.0

Loss from discontinued operations, net		0.0	(0.2)

Net income		$58.4	$51.4

Average common shares outstanding	– Basic	215.4	215.0
	– Diluted	215.9	215.5

Earnings per share from continuing operations	– Basic	$0.27	$0.24
	– Diluted	$0.27	$0.24

Earnings per share from discontinued operations	– Basic	$0.00	$0.00
	– Diluted	$0.00	$0.00

Earnings per share	– Basic	$0.27	$0.24
	– Diluted	$0.27	$0.24

Dividends paid per common share outstanding		$0.22	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Six months ended Jun 30,
(millions, except per share amounts)		2014	2013
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $55.0 in 2014 and $52.1 in 2013)		$1,179.3	$1,143.1
Unregulated		231.1	253.9

Total revenues		1,410.4	1,397.0

Expenses
Regulated operations and maintenance
Fuel		319.3	314.5
Purchased power		38.1	35.1
Cost of natural gas sold		76.2	90.2
Other		247.4	250.4
Operation and maintenance other expense
Mining related costs		194.7	205.7
Other		7.9	4.7
Depreciation and amortization		169.1	165.9
Taxes, other than income		111.4	106.9

Total expenses		1,164.1	1,173.4

Income from continuing operations		246.3	223.6

Other income
Allowance for other funds used during construction		4.4	2.5
Other income		(0.9)	3.2

Total other income		3.5	5.7

Interest charges
Interest expense		85.4	86.5
Allowance for borrowed funds used during construction		(2.1)	(1.4)

Total interest charges		83.3	85.1

Income from continuing operations before provision for income taxes		166.5	144.2
Provision for income taxes		61.1	51.4

Net income from continuing operations		105.4	92.8

Discontinued operations
Income from discontinued operations		5.0	0.2
Provision for income taxes		1.9	0.1

Income from discontinued operations, net		3.1	0.1

Net income		$108.5	$92.9

Average common shares outstanding	– Basic	215.3	214.8
	– Diluted	215.8	215.3

Earnings per share from continuing operations	– Basic	$0.49	$0.43
	– Diluted	$0.49	$0.43

Earnings per share from discontinued operations	– Basic	$0.01	$0.00
	– Diluted	$0.01	$0.00

Earnings per share	– Basic	$0.50	$0.43
	– Diluted	$0.50	$0.43

Dividends paid per common share outstanding		$0.44	$0.44

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Jun 30,		Six months ended Jun 30,
(millions)	2014	2013	2014	2013
Net income	$58.4	$51.4	$108.5	$92.9

Other comprehensive income, net of tax
Net unrealized gains (losses) on cash flow hedges	0.1	(0.1)	0.3	0.3
Amortization of unrecognized benefit costs	0.5	0.7	1.0	1.4
Increase in unrecognized postemployment costs	0.0	0.0	(8.2)	0.0

Other comprehensive income (loss), net of tax	0.6	0.6	(6.9)	1.7

Comprehensive income	$59.0	$52.0	$101.6	$94.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended Jun 30,
(millions)	2014	2013
Cash flows from operating activities
Net income	$108.5	$92.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	169.1	165.9
Deferred income taxes	62.0	52.1
Investment tax credits	(0.2)	(0.2)
Allowance for other funds used during construction	(4.4)	(2.5)
Non-cash stock compensation	7.1	6.9
Gain on sales of business/assets, pretax	(0.1)	(0.2)
Deferred recovery clauses	(14.4)	(5.9)
Receivables, less allowance for uncollectibles	(36.6)	(38.5)
Inventories	(16.2)	(19.7)
Prepayments and other current assets	(2.1)	(4.3)
Taxes accrued	34.3	28.1
Interest accrued	2.5	2.0
Accounts payable	(36.0)	13.0
Other	(12.5)	(1.8)

Cash flows from operating activities	261.0	287.8

Cash flows from investing activities
Capital expenditures	(320.3)	(249.6)
Allowance for other funds used during construction	4.4	2.5
Net proceeds from sales of business/assets	0.3	0.3

Cash flows used in investing activities	(315.6)	(246.8)

Cash flows from financing activities
Dividends	(95.9)	(95.6)
Proceeds from the sale of common stock	3.0	7.4
Proceeds from long-term debt issuance	296.6	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(83.3)	0.0
Net decrease in short-term debt	(84.0)	0.0

Cash flows from (used) in financing activities	36.4	(88.2)

Net decrease in cash and cash equivalents	(18.2)	(47.2)
Cash and cash equivalents at beginning of the period	185.2	200.5

Cash and cash equivalents at end of the period	$167.0	$153.3

Supplemental disclosure of non-cash activities
Capital expenditures accrued-excluded above	$8.6	$(3.1)

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

Principles of Consolidation and Basis of Presentation

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of June 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

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

Revenues

As of June 30, 2014 and Dec. 31, 2013, unbilled revenues of $57.0 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.8 million and $55.0 million, respectively, for the three and six months ended June 30, 2014, compared to $26.7 million and $52.1 million, respectively, for the three and six months ended June 30, 2013.

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

2. New Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance regarding changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the IASB’s reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This standard is effective for the company beginning in 2015.

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for the company beginning in fiscal 2017 and allows for either full retrospective adoption or modified retrospective adoption. The company is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

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

Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both June 30, 2014 and Dec. 31, 2013.

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

Details of the regulatory assets and liabilities as of June 30, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Jun 30, 2014	Dec 31, 2013
Regulatory assets:
Regulatory tax asset (1)	$68.1	$67.4

Other:
Cost-recovery clauses	1.8	6.1
Postretirement benefit asset	177.6	182.7
Deferred bond refinancing costs (2)	7.6	8.0
Environmental remediation	52.0	51.4
Competitive rate adjustment	2.8	4.1
Other	7.7	7.7

Total other regulatory assets	249.5	260.0

Total regulatory assets	317.6	327.4
Less: Current portion	33.7	34.3

Long-term regulatory assets	$283.9	$293.1

Regulatory liabilities:
Regulatory tax liability (1)	$5.6	$9.8

Other:
Cost-recovery clauses	34.8	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (3)	1.4	2.0
Provision for stipulation and other	0.8	0.8
Accumulated reserve - cost of removal	588.4	594.0

Total other regulatory liabilities	681.5	707.4

Total regulatory liabilities	687.1	717.2
Less: Current portion	65.7	85.8

Long-term regulatory liabilities	$621.4	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets	Jun 30,	Dec 31,
(millions)	2014	2013
Clause recoverable (1)	$4.6	$10.2
Components of rate base (2)	180.7	185.6
Regulatory tax assets (3)	68.1	67.4
Capital structure and other (3)	64.2	64.2

Total	$317.6	$327.4

(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

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

The effective tax rate increased to 36.71% for the six months ended June 30, 2014 from 35.64% for the same period in 2013.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Jun 30,	2014	2013	2014	2013
Components of net periodic benefit expense
Service cost	$4.2	$4.3	$0.6	$0.5
Interest cost on projected benefit obligations	8.2	7.2	2.6	2.4
Expected return on assets	(10.4)	(9.5)	0.0	0.0
Amortization of:
Prior service (benefit) cost	(0.1)	(0.1)	(0.1)	(0.1)
Actuarial loss	3.5	5.3	0.1	0.2

Net pension expense recognized in the
TECO Energy Consolidated Condensed Statements of Income	$5.4	$7.2	$3.2	$3.0

Six months ended Jun 30,
Components of net periodic benefit expense
Service cost	$8.3	$9.1	$1.2	$1.2
Interest cost on projected benefit obligations	16.4	14.4	5.2	4.7
Expected return on assets	(20.7)	(19.2)	0.0	0.0
Amortization of:
Prior service (benefit) cost	(0.2)	(0.2)	(0.1)	(0.2)
Actuarial loss	6.7	10.3	0.1	0.5

Net pension expense recognized in the
TECO Energy Consolidated Condensed Statements of Income	$10.5	$14.4	$6.4	$6.2

For the 2014 plan year, TECO Energy is using an assumed long-term EROA of 7.25% and a discount rate of 5.118% for pension benefits under its qualified pension plan, and a discount rate of 5.096% for its other postretirement benefits as of their Jan. 1, 2014 measurement dates. Additionally, TECO Energy made contributions of $26.5 million to its pension plan for the six months ended June 30, 2014.

For the three and six months ended June 30, 2014, TECO Energy and its subsidiaries reclassed $0.7 million and $1.3 million pretax, respectively, of unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three and six months ended June 30, 2014, TEC reclassed $2.7 million and $5.2 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

6. Short-Term Debt

At June 30, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Jun 30, 2014			Dec 31, 2013
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	78.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	0.0	200.0	0.0	0.0

Total	$675.0	$0.0	$0.7	$675.0	$84.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At June 30, 2014, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2013 was 0.56%. There were no outstanding borrowings at June 30, 2014.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2014, total long-term debt had a carrying amount of $3,137.6 million and an estimated fair market value of $3,469.6 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $2,921.1 million and an estimated fair market value of $3,184.1 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of Tampa Electric Company 4.35% Notes due 2044

On May 15, 2014, TEC completed an offering of $300 million aggregate principal amount of 4.35% Notes due 2044 (the Notes). The Notes were sold at 99.933% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $296.6 million. Net proceeds were used to repay short-term debt and for general corporate purposes. TEC may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after Nov. 15, 2043, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and six months ended June 30, 2014 and 2013, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Jun 30,			Six months ended Jun 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2014
Unrealized gain on cash flow hedges	$0.1	$0.0	$0.1	$0.0	$0.0	$0.0
Reclassification from AOCI to net income (1)	0.1	(0.1)	0.0	0.5	(0.2)	0.3

Gain on cash flow hedges	0.2	(0.1)	0.1	0.5	(0.2)	0.3
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5	1.6	(0.6)	1.0
Increase in unrecognized postemployment costs(3)	0.0	0.0	0.0	(12.9)	4.7	(8.2)

Total other comprehensive income (loss)	$1.0	($0.4)	$0.6	($10.8)	$3.9	($6.9)

2013
Unrealized loss on cash flow hedges	($0.7)	$0.3	($0.4)	($0.4)	$0.2	($0.2)
Reclassification from AOCI to net income (1)	0.5	(0.2)	0.3	0.8	(0.3)	0.5

(Loss) Gain on cash flow hedges	(0.2)	0.1	(0.1)	0.4	(0.1)	0.3
Amortization of unrecognized benefit costs (2)	1.1	(0.4)	0.7	2.2	(0.8)	1.4

Total other comprehensive income	$0.9	($0.3)	$0.6	$2.6	($0.9)	$1.7

(1)	Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Mining related costs.
(2)	Related to postretirement and postemployment benefits. See Note 5 for additional information.
(3)	Amount reflects an out-of-period adjustment to TECO Coal’s unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	Jun 30, 2014	Dec 31, 2013
Unrecognized pension loss and prior service credit (1)	($19.7)	($20.5)
Unrecognized other benefit loss, prior service cost and transition obligation (2)	7.1	15.1
Net unrealized losses from cash flow hedges (3)	(7.5)	(7.8)

Total accumulated other comprehensive loss	($20.1)	($13.2)

(1)	Net of tax benefit of $12.1 million and $12.6 million as of June 30, 2014 and Dec. 31, 2013, respectively.
(2)	Net of tax expense of $4.4 million and $9.1 million as of June 30, 2014 and Dec. 31, 2013, respectively.
(3)	Net of tax benefit of $4.7 million and $4.9 million as of June 30, 2014 and Dec. 31, 2013, respectively.

9. Earnings Per Share

	For the three months ended Jun 30,		For the six months ended Jun 30,
(millions, except per share amounts)	2014	2013	2014	2013
Basic earnings per share
Net income from continuing operations	$58.4	$51.6	$105.4	$92.8
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.3)

Income before discontinued operations available to common shareholders - Basic	$58.2	$51.4	$105.0	$92.5

Income (Loss) from discontinued operations, net	$0.0	($0.2)	$3.1	$0.1
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0

Income (Loss) from discontinued operations available to common shareholders - Basic	$0.0	($0.2)	$3.1	$0.1

Net income	$58.4	$51.4	$108.5	$92.9
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.3)

Net income available to common shareholders - Basic	$58.2	$51.2	$108.1	$92.6

Average common shares outstanding - Basic	215.4	215.0	215.3	214.8

Earnings per share from continuing operations available to common shareholders - Basic	$0.27	$0.24	$0.49	$0.43

Earnings per share from discontinued operations available to common shareholders - Basic	$0.00	$0.00	$0.01	$0.00

Earnings per share available to common shareholders - Basic	$0.27	$0.24	$0.50	$0.43

Diluted earnings per share
Net income from continuing operations	$58.4	$51.6	$105.4	$92.8
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.3)

Income before discontinued operations available to common shareholders - Diluted	$58.2	$51.4	$105.0	$92.5

Income (Loss) from discontinued operations, net	$0.0	($0.2)	$3.1	$0.1
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0

Income (Loss) from discontinued operations available to common shareholders - Diluted	$0.0	($0.2)	$3.1	$0.1

Net income	$58.4	$51.4	$108.5	$92.9
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.3)

Net income available to common shareholders - Diluted	$58.2	$51.2	$108.1	$92.6

Unadjusted average common shares outstanding - Diluted	215.4	215.0	215.3	214.8
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.5	0.5	0.5	0.5

Average common shares outstanding - Diluted	215.9	215.5	215.8	215.3

Earnings per share from continuing operations available to common shareholders - Diluted	$0.27	$0.24	$0.49	$0.43

Earnings per share from discontinued operations available to common shareholders - Diluted	$0.00	$0.00	$0.01	$0.00

Earnings per share available to common shareholders - Diluted	$0.27	$0.24	$0.50	$0.43

Anti-dilutive shares	0.0	0.0	0.0	0.0

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

Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida. The suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS, Posen Construction, Inc. and a PGS contractor involved in the project, seeking damages for his injuries, remains pending.

The company believes the claim in the pending action described above in this item is without merit and intends to defend the matter vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter.

TECO Guatemala Holdings, LLC v. The Republic of Guatemala

On Dec. 19, 2013, the ICSID Tribunal hearing the arbitration claim of TGH, a wholly owned subsidiary of TECO Energy, Inc., against the Republic of Guatemala (Guatemala) under the DR – CAFTA, issued an award in the case (the Award). The ICSID Tribunal unanimously found in favor of TGH and awarded damages to TGH of approximately U.S. $21.1 million, plus interest from Oct. 21, 2010 at a rate equal to the U.S. prime rate plus 2%. In addition, the Tribunal ruled that Guatemala must reimburse TGH for approximately U.S. $7.5 million of the costs that it incurred in pursuing the arbitration. Pursuant to ICSID’s rules and procedures, each party had 120 days after the date of the Award to file an application for its annulment.

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

While the duration of the annulment proceedings is uncertain, they are expected to take approximately two years to conclude. Pending the outcome of annulment proceedings, results in the second quarter of 2014 do not reflect any benefit of this decision.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2014 TEC has estimated its ultimate financial liability to be $35.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of June 30, 2014 is as follows:

Guarantees - TECO Energy
(millions) Guarantees for the Benefit of:	2014	2015-2018	After(1) 2018	Total	Liabilities Recognized at Jun 30, 2014
TECO Coal
Fuel purchase related (2)	$0.0	$0.7	$4.0	$4.7	$0.6
Other subsidiaries
Fuel purchase/energy management (2)	0.0	0.0	92.9	92.9	0.1

Total	$0.0	$0.7	$96.9	$97.6	$0.7

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2014	2015-2018	After(1) 2018	Total	Liabilities Recognized at Jun 30, 2014
Tampa Electric Company(2)	$0.0	$0.0	$0.7	$0.7	$0.1

Total	$0.0	$0.0	$0.7	$0.7	$0.1

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2018.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at June 30, 2014. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2014, TECO Energy, TECO Finance, TEC and the other operating companies were in compliance with all applicable financial covenants.

11. Segment Information

TECO Energy is an electric and gas utility holding company with diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets as required by the accounting guidance for disclosures about segments of an enterprise and related information. All significant intercompany transactions are eliminated in the Consolidated Condensed Financial Statements of TECO Energy, but are included in determining reportable segments.

Segment Information (1)
(millions) Three months ended Jun 30,	Tampa Electric	Peoples Gas	TECO Coal	Other & Eliminations	TECO Energy
2014
Revenues - external	$512.5	$90.7	$120.6	$2.5	$726.3
Sales to affiliates	0.2	0.4	0.0	(0.6)	0.0

Total revenues	512.7	91.1	120.6	1.9	726.3
Depreciation and amortization	61.7	13.4	8.7	0.4	84.2
Total interest charges(1)	23.3	3.4	1.5	14.0	42.2
Internally allocated interest (1)	0.0	0.0	1.5	(1.5)	0.0
Provision (benefit) for income taxes	37.1	4.8	(0.7)	(6.8)	34.4
Net income (loss) from continuing operations	62.2	7.5	0.8	(12.1)	58.4
Income from discontinued operations, net	0.0	0.0	0.0	0.0	0.0
Net income (loss)	$62.2	$7.5	$0.8	($12.1)	$58.4

2013
Revenues - external	$502.6	$101.3	$128.4	$3.6	$735.9
Sales to affiliates	0.3	0.5	0.0	(0.8)	0.0

Total revenues	502.9	101.8	128.4	2.8	735.9
Depreciation and amortization	60.8	13.2	9.5	0.4	83.9
Total interest charges(1)	23.3	3.3	1.7	14.4	42.7
Internally allocated interest (1)	0.0	0.0	1.7	(1.7)	0.0
Provision (benefit) for income taxes	31.5	5.0	(0.9)	(7.4)	28.2
Net income (loss) from continuing operations	50.6	7.9	0.7	(7.6)	51.6
Income from discontinued operations, net	0.0	0.0	0.0	(0.2)	(0.2)
Net income (loss)	$50.6	$7.9	$0.7	($7.8)	$51.4

(millions) Six months ended Jun 30,	Tampa Electric	Peoples Gas	TECO Coal	Other & Eliminations	TECO Energy
2014
Revenues - external	$965.4	$213.1	$226.7	$5.2	$1,410.4
Sales to affiliates	0.5	0.6	0.0	(1.1)	0.0

Total revenues	965.9	213.7	226.7	4.1	1,410.4
Depreciation and amortization	123.8	26.7	17.7	0.9	169.1
Total interest charges(1)	45.3	6.8	3.0	28.2	83.3
Internally allocated interest (1)	0.0	0.0	3.0	(3.0)	0.0
Provision (benefit) for income taxes	63.7	14.0	(2.9)	(13.7)	61.1
Net income (loss) from continuing operations	107.4	22.1	(0.8)	(23.3)	105.4
Income from discontinued operations, net	0.0	0.0	0.0	3.1	3.1
Net income (loss)	$107.4	$22.1	$(0.8)	$(20.2)	$108.5

2013
Revenues - external	$920.4	$223.2	$246.3	$7.1	$1,397.0
Sales to affiliates	0.5	0.5	0.0	(1.0)	0.0

Total revenues	920.9	223.7	246.3	6.1	1,397.0
Depreciation and amortization	119.8	26.2	19.2	0.7	165.9
Total interest charges(1)	46.7	6.7	3.4	28.3	85.1
Internally allocated interest (1)	0.0	0.0	3.3	(3.3)	0.0
Provision (benefit) for income taxes	51.3	13.7	(1.0)	(12.6)	51.4
Net income (loss) from continuing operations	82.4	21.7	3.7	(15.0)	92.8
Income from discontinued operations, net	0.0	0.0	0.0	0.1	0.1
Net income (loss)	$82.4	$21.7	$3.7	$(14.9)	$92.9

At Jun 30, 2014
Total assets	$6,311.9	$1,034.1	$333.3	($58.5)	$7,620.8

At Dec 31, 2013
Total assets	$6,126.9	$1,021.2	$316.3	($16.4)	$7,448.0

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2013 through June 2014 were at a pretax rate of 6.00% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS,

•	to limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates, and

•	to limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of June 30, 2014, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at June 30, 2014 and Dec. 31, 2013:

Total Derivatives(1)
(millions)	Jun 30, 2014	Dec 31, 2013
Current assets	$8.2	$9.7
Long-term assets	0.5	0.3

Total assets	$8.7	$10.0

Current liabilities	$0.2	$0.1
Long-term liabilities	0.1	0.2

Total liabilities	$0.3	$0.3

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at June 30, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties.

Offsetting of Derivative Assets and Liabilities
(millions)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Jun 30, 2014
Description
Derivative assets	$9.9	$(1.2)	$8.7
Derivative liabilities	$(1.5)	$1.2	$(0.3)

Dec 31, 2013
Description
Derivative assets	$10.5	$(0.5)	$10.0
Derivative liabilities	$(0.8)	$0.5	$(0.3)

The following table presents the derivative hedges of diesel fuel contracts at June 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Diesel Fuel Derivatives
(millions)	Jun 30, 2014	Dec 31, 2013
Current assets	$0.1	$0.2
Long-term assets	0.0	0.0

Total assets	$0.1	$0.2

Current liabilities	$0.0	$0.1
Long-term liabilities	0.0	0.0

Total liabilities	$0.0	$0.1

The following table presents the derivative hedges of natural gas contracts at June 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Jun 30, 2014	Dec 31, 2013
Current assets	$8.1	$9.5
Long-term assets	0.5	0.3

Total assets	$8.6	$9.8

Current liabilities	$0.2	$0.0
Long-term liabilities	0.1	0.2

Total liabilities	$0.3	$0.2

The ending balance in AOCI related to the cash flow hedges and interest rate swaps at June 30, 2014 is a net loss of $7.5 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following tables present the fair values and locations of derivative instruments recorded on the balance sheet at June 30, 2014 and Dec. 31, 2013:

Derivatives Designated as Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions) Jun 30, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.1	Derivative liabilities	$0.0
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	8.1	Derivative liabilities	0.2
Long-term	Derivative assets	0.5	Derivative liabilities	0.1

Total derivatives designated as hedging instruments		$8.7		$0.3

	Asset Derivatives		Liability Derivatives
(millions) Dec 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.2	Derivative liabilities	$0.1
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	9.5	Derivative liabilities	0.0
Long-term	Derivative assets	0.3	Derivative liabilities	0.2

Total derivatives designated as hedging instruments		$10.0		$0.3

The following tables present the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of June 30, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) Jun 30, 2014	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$8.1	Regulatory assets	$0.2
Long-term	Regulatory liabilities	0.5	Regulatory assets	0.1

Total		$8.6		$0.3

(millions) Dec 31, 2013	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2

Total		$9.8		$0.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at June 30, 2014, net pretax gains of $7.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three and six months ended June 30:

For the three months ended Jun 30: (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2014
Interest rate contracts	$0.0	Interest expense	$0.0
Commodity contracts:
Diesel fuel derivatives	0.1	Mining related costs	0.0

Total	$0.1		$0.0

2013
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	(0.4)	Mining related costs	(0.1)

Total	($0.4)		($0.3)

For the six months ended Jun 30: (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2014
Interest rate contracts	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	0.0	Mining related costs	(0.1)

Total	$0.0		($0.3)

2013
Interest rate contracts	$0.0	Interest expense	($0.4)
Commodity contracts:
Diesel fuel derivatives	(0.2)	Mining related costs	(0.1)

Total	($0.2)		($0.5)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2014 and 2013, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the six months ended June 30:

(millions)	Fair Value Asset/ (Liability)	Amount of Gain/(Loss) Recognized in OCI (1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2014
Interest rate swaps	$0.0	$0.0	($0.2)
Diesel fuel derivatives	0.1	0.0	(0.1)

Total	$0.1	$0.0	($0.3)

2013
Interest rate swaps	$0.0	$0.0	($0.4)
Diesel fuel derivatives	(1.1)	(0.2)	(0.1)

Total	($1.1)	($0.2)	($0.5)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2014 for financial diesel fuel contracts and Dec. 31, 2016 for financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of June 30, 2014, are expected to settle during the 2014, 2015 and 2016 fiscal years:

(millions)	Diesel Fuel Contracts (Gallons)		Natural Gas Contracts (MMBTUs)
Year	Physical	Financial	Physical	Financial
2014	0.0	1.0	0.0	19.4
2015	0.0	0.0	0.0	25.0
2016	0.0	0.0	0.0	2.8

Total	0.0	1.0	0.0	47.2

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of June 30, 2014, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of June 30, 2014, substantially all positions with counterparties were net assets.

Certain TECO Energy derivative instruments contain provisions that require the company’s debt, or in the case of derivative instruments where TEC is the counterparty, TEC’s debt, to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings, including TEC’s, were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The company has no other contingent risk features associated with any derivative instruments. Substantially all of the company’s open positions with counterparties as of June 30, 2014 were asset positions.

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy, the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and Dec. 31, 2013. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and diesel fuel swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures
	At fair value as of Jun 30, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$8.6	$0.0	$8.6
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$8.7	$0.0	$8.7

Liabilities
Natural gas swaps	$0.0	$0.3	$0.0	$0.3
Diesel fuel swaps	0.0	0.0	0.0	0.0

Total	$0.0	$0.3	$0.0	$0.3

	At fair value as of Dec 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8
Diesel fuel swaps	0.0	0.2	0.0	0.2

Total	$0.0	$10.0	$0.0	$10.0

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2
Diesel fuel swaps	0.0	0.1	0.0	0.1

Total	$0.0	$0.3	$0.0	$0.3

Natural gas and diesel fuel swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of these swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2014, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $7.0 million and $12.8 million of capacity pursuant to PPAs for the three and six months ended June 30, 2014, respectively and $5.0 million and $9.9 million for the three and six months ended June 30, 2013, respectively.

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

The following table provides selected components of discontinued operations:

Components of income from discontinued operations	Three months ended		Six months ended
	Jun 30,		Jun 30,
(millions)	2014	2013	2014	2013
Revenues	$0.0	$0.0	$0.0	$0.0

(Loss) Income from operations	0.0	(0.2)	5.0	0.2

(Loss) Income from discontinued operations	0.0	(0.2)	5.0	0.2

Less: Provision for income taxes	0.0	0.0	1.9	0.1

(Loss) Income from discontinued operations, net	0.0	(0.2)	3.1	0.1

16. Asset Impairments

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

In 2014, the benchmark price for coal significantly fell from what was used in the long-lived asset impairment testing that was done for TECO Coal in 2013. Additionally, the company is currently in active discussions with potential buyers of TECO Coal; however, no agreement or understanding with respect to any sale has been reached, nor has the company’s board of directors made a determination regarding whether the company would sell TECO Coal based on current indications of value. These indications suggest that a sale price above book value may be unlikely at this time. Although there can be no assurances that a sale of TECO Coal will be completed and TECO Coal is not considered an asset held for sale, the company felt that these factors, coupled together, caused a triggering event requiring impairment testing of TECO Coal in the second quarter of 2014.

The company used an undiscounted cash flows approach in determining the recoverability amount of the assets in accordance with applicable accounting guidance. A 20-year forecast was developed based on proven and probable reserves, prices using current average coal benchmark prices as a pricing base, and costs using current average costs. A market recovery was assumed for prices and increased costs that moved in line with the prices were factored into the forecast. The book value of TECO Coal’s long-lived assets (including capitalized mine development costs) was determined to be recoverable; therefore, no impairment charge was deemed necessary. Additionally, due to the uncertainty in the soft coal market, the company performed sensitivity analyses on revenues and noted that if revenues declined 15 percent from forecast, all assets would still be recoverable.

17. Pending Acquisition of New Mexico Gas Company

Pending Acquisition of New Mexico Gas Company

As previously disclosed, TECO Energy must obtain approval for the acquisition from the NMPRC prior to closing the transaction. Hearings before the hearing examiner were concluded on April 3, 2014.

On May 14, 2014, the Joint Applicants announced they had reached a settlement agreement in the case with certain interveners, which was not opposed by NMPRC staff or any other interveners in the proceeding. On June 30, 2014, the hearing examiner issued a certification of the stipulation recommending approval of the stipulation.

A meeting of the NMPRC to consider the hearing examiner’s certification has not been scheduled. It is anticipated that the NMPRC will issue a final order approving the acquisition and certification of stipulation in time for the transaction to close in the third quarter of 2014.

In July 2014, TECO Energy completed a public offering of common stock, the proceeds from which are intended to be used to pay a portion of the acquisition price (see Note 18). With TECO Energy’s consent, NMGC and NMGI each entered into a Note Purchase Agreement on July 30, 2014, contemplating the issuance of $70 million and $200 million of notes, respectively, conditioned upon, and to be issued at, closing of the acquisition. The proceeds from the NMGC notes are to be used to repay existing debt at closing and the proceeds from the NMGI notes are to be primarily used to repay existing debt and to fund the transaction, costs and expenses.

18. Subsequent Events

Public Offering of 15.5 million in Common Shares

On July 1, 2014, the company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as representative of the several underwriters named therein, pursuant to which the company agreed to offer and sell 15.5 million shares of its common stock in an underwritten public offering at a public offering price of $18.10 per share. The company received approximately $271 million in net proceeds from the offering after underwriting fees and offering expenses. The shares were delivered to the underwriters on July 8, 2014.

Pursuant to the terms of the underwriting agreement, the company granted the underwriters a 30-day option to purchase up to an additional 2.3 million shares. The company received approximately $21 million of net proceeds when the underwriters exercised this option for an additional 1.2 million shares.

The company plans to use the net proceeds from this offering to fund, in part, the company’s previously announced acquisition of New Mexico Gas Company and for general corporate purposes.

NMGC and NMGI Note Purchase Agreement

NMGC and NMGI each entered into a Note Purchase Agreement on July 30, 2014, contemplating the issuance of $70 million and $200 million of notes, respectively, conditioned upon, and to be issued at, closing of the acquisition. (See Note 17)

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC and its subsidiaries as of June 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TEC’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 37 through 48 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, June 30, 2014 and Dec. 31, 2013	32-33

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and six month periods ended June 30, 2014 and 2013	34-35

Consolidated Condensed Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013	36

Notes to Consolidated Condensed Financial Statements	37-48

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Jun 30,	Dec 31,
(millions)	2014	2013
Property, plant and equipment
Utility plant in service
Electric	$6,941.7	$6,934.0
Gas	1,265.6	1,249.5
Construction work in progress	493.4	385.3

Utility plant in service, at original costs	8,700.7	8,568.8
Accumulated depreciation	(2,530.9)	(2,562.6)

	6,169.8	6,006.2
Other property	8.4	8.3

Total property, plant and equipment, net	6,178.2	6,014.5

Current assets
Cash and cash equivalents	55.2	9.8
Receivables, less allowance for uncollectibles of $2.3 and $2.0 at Jun 30, 2014 and Dec. 31, 2013, respectively	256.7	227.6
Inventories, at average cost
Fuel	98.7	93.7
Materials and supplies	74.4	76.8
Regulatory assets	33.7	34.3
Derivative assets	8.1	9.5
Taxes receivable	0.0	54.9
Deferred income taxes	20.4	29.4
Prepayments and other current assets	21.2	12.5

Total current assets	568.4	548.5

Deferred debits
Unamortized debt expense	17.1	14.8
Regulatory assets	283.9	293.1
Derivative assets	0.5	0.3
Other	3.8	4.6

Total deferred debits	305.3	312.8

Total assets	$7,051.9	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capitalization	Jun 30,	Dec 31,
(millions)	2014	2013
Capitalization
Common stock	$2,047.4	$2,030.4
Accumulated other comprehensive loss	(7.6)	(7.8)
Retained earnings	325.6	308.1

Total capital	2,365.4	2,330.7
Long-term debt	2,013.9	1,797.5

Total capitalization	4,379.3	4,128.2

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	0.0	84.0
Accounts payable	198.2	226.0
Customer deposits	167.5	164.5
Regulatory liabilities	65.7	85.8
Derivative liabilities	0.2	0.0
Interest accrued	18.6	16.4
Taxes accrued	57.8	12.2
Other	12.1	12.0

Total current liabilities	603.4	684.2

Deferred credits
Deferred income taxes	1,145.1	1,114.3
Investment tax credits	9.2	9.4
Derivative liabilities	0.1	0.2
Regulatory liabilities	621.4	631.4
Other	293.4	308.1

Total deferred credits	2,069.2	2,063.4

Commitments and Contingencies (see Note 8)
Total liabilities and capitalization	$7,051.9	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Jun 30,
(millions)	2014	2013
Revenues
Electric (includes franchise fees and gross receipts taxes of $22.7 in 2014 and $21.5 in 2013)	$512.7	$502.8
Gas (includes franchise fees and gross receipts taxes of $5.1 in 2014 and $5.2 in 2013)	90.6	101.3

Total revenues	603.3	604.1

Expenses
Regulated operations and maintenance
Fuel	169.7	174.5
Purchased power	19.9	20.5
Cost of natural gas sold	29.0	40.9
Other	126.8	129.5
Depreciation and amortization	75.1	74.0
Taxes, other than income	47.6	45.8

Total expenses	468.1	485.2

Income from operations	135.2	118.9

Other income
Allowance for other funds used during construction	2.0	1.4
Other income, net	1.1	1.3

Total other income	3.1	2.7

Interest charges
Interest on long-term debt	26.4	26.4
Other interest	1.0	1.0
Allowance for borrowed funds used during construction	(0.7)	(0.8)

Total interest charges	26.7	26.6

Income before provision for income taxes	111.6	95.0
Provision for income taxes	41.9	36.5

Net income	69.7	58.5

Other comprehensive income, net of tax
Amortization of settled interest rate swaps	0.0	0.2

Total other comprehensive income, net of tax	0.0	0.2

Comprehensive income	$69.7	$58.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended Jun 30,
(millions)	2014	2013
Revenues
Electric (includes franchise fees and gross receipts taxes of $43.0 in 2014 and $40.5 in 2013)	$965.7	$920.7
Gas (includes franchise fees and gross receipts taxes of $12.0 in 2014 and $11.6 in 2013)	213.1	223.2

Total revenues	1,178.8	1,143.9

Expenses
Regulated operations and maintenance
Fuel	319.3	314.5
Purchased power	38.1	35.1
Cost of natural gas sold	76.2	90.4
Other	247.1	250.1
Depreciation and amortization	150.5	146.0
Taxes, other than income	95.0	90.3

Total expenses	926.2	926.4

Income from operations	252.6	217.5

Other income
Allowance for other funds used during construction	4.4	2.5
Other income, net	2.3	2.5

Total other income	6.7	5.0

Interest charges
Interest on long-term debt	52.1	52.9
Other interest	2.1	1.9
Allowance for borrowed funds used during construction	(2.1)	(1.4)

Total interest charges	52.1	53.4

Income before provision for income taxes	207.2	169.1
Provision for income taxes	77.7	65.0

Net income	129.5	104.1

Other comprehensive income, net of tax
Amortization of settled interest rate swaps	0.2	0.4

Total other comprehensive income, net of tax	0.2	0.4

Comprehensive income	$129.7	$104.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended Jun 30,
(millions)	2014	2013
Cash flows from operating activities
Net income	$129.5	$104.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	150.5	146.0
Deferred income taxes	35.0	42.6
Investment tax credits	(0.2)	(0.2)
Allowance for funds used during construction	(4.4)	(2.5)
Deferred recovery clauses	(14.4)	(5.9)
Receivables, less allowance for uncollectibles	(29.1)	(43.0)
Inventories	(2.6)	(18.9)
Prepayments	(2.8)	(5.6)
Taxes accrued	100.5	63.5
Interest accrued	2.2	1.6
Accounts payable	(34.3)	13.9
Other	(10.6)	(0.2)

Cash flows from operating activities	319.3	295.4

Cash flows from investing activities
Capital expenditures	(312.7)	(239.9)
Allowance for funds used during construction	4.4	2.5
Net proceeds from sale of assets	0.1	0.0

Cash flows used in investing activities	(308.2)	(237.4)

Cash flows from financing activities
Common stock	17.0	20.0
Proceeds from long-term debt issuance	296.6	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(83.3)	0.0
Net decrease in short-term debt	(84.0)	0.0
Dividends	(112.0)	(94.1)

Cash flows provided by (used in) financing activities	34.3	(74.1)

Net increase (decrease) in cash and cash equivalents	45.4	(16.1)
Cash and cash equivalents at beginning of period	9.8	45.2

Cash and cash equivalents at end of period	$55.2	$29.1

Supplemental disclosure of non-cash activities
Capital expenditures not yet paid	$8.6	$(3.1)

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

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

Revenues

As of June 30, 2014 and Dec. 31, 2013, unbilled revenues of $57.0 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.8 million and $55.0 million, respectively, for the three and six months ended June 30, 2014, compared to $26.7 million and $52.1 million, respectively, for the three and six months ended June 30, 2013.

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

2. New Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance regarding changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the IASB’s reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This standard is effective for TEC beginning in 2015.

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for TEC beginning in fiscal 2017 and allows for either full retrospective adoption or modified retrospective adoption. TEC is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

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

Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both June 30, 2014 and Dec. 31, 2013.

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

Details of the regulatory assets and liabilities as of June 30, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Jun 30, 2014	Dec 31, 2013
Regulatory assets:
Regulatory tax asset (1)	$68.1	$67.4

Other:
Cost-recovery clauses	1.8	6.1
Postretirement benefit asset	177.6	182.7
Deferred bond refinancing costs (2)	7.6	8.0
Environmental remediation	52.0	51.4
Competitive rate adjustment	2.8	4.1
Other	7.7	7.7

Total other regulatory assets	249.5	260.0

Total regulatory assets	317.6	327.4
Less: Current portion	33.7	34.3

Long-term regulatory assets	$283.9	$293.1

Regulatory liabilities:
Regulatory tax liability (1)	$5.6	$9.8

Other:
Cost-recovery clauses	34.8	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (3)	1.4	2.0
Provision for stipulation and other	0.8	0.8
Accumulated reserve - cost of removal	588.4	594.0

Total other regulatory liabilities	681.5	707.4

Total regulatory liabilities	687.1	717.2
Less: Current portion	65.7	85.8

Long-term regulatory liabilities	$621.4	$631.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets	Jun 30,	Dec 31,
(millions)	2014	2013
Clause recoverable (1)	$4.6	$10.2
Components of rate base (2)	180.7	185.6
Regulatory tax assets (3)	68.1	67.4
Capital structure and other (3)	64.2	64.2

Total	$317.6	$327.4

(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the six months ended June 30, 2014 and 2013 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

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

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended June 30, 2014 and 2013, respectively, was $3.9 million and $5.6 million for pension benefits, and $2.6 million and $2.4 million for other postretirement benefits. TEC’s portion of the net pension expense for the six months ended June 30, 2014 and 2013, respectively, was $7.7 million and $10.9 million for pension benefits, and $5.2 million and $5.0 million for other postretirement benefits.

For the 2014 plan year, TECO Energy assumed a long-term EROA of 7.25% and a discount rate of 5.118% for pension benefits under its qualified pension plan, and a discount rate of 5.096% for its other postretirement benefits as of their Jan. 1, 2013 measurement dates. Additionally, TECO Energy made contributions of $26.5 million to its pension plan in the six months ended June 30, 2014. TEC’s portion of the contributions was $21.5 million.

Included in the benefit expenses discussed above, for the three and six months ended June 30, 2014, TEC reclassed $2.7 million and $5.2 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At June 30, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Jun 30, 2014			Dec. 31, 2013
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	78.0	0.0

Total	$475.0	$0.0	$0.7	$475.0	$84.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.

At June 30, 2014, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2013 was 0.56%. There were no outstanding borrowings at June 30, 2014.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2014, TEC’s total long-term debt had a carrying amount of $2,097.2 million and an estimated fair market value of $2,329.6 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $1,880.8 million and an estimated fair market value of $2,042.0 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of Tampa Electric Company 4.35% Notes due 2044

On May 15, 2014, TEC completed an offering of $300 million aggregate principal amount of 4.35% Notes due 2044 (the Notes). The Notes were sold at 99.933% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $296.6 million. Net proceeds were used to repay short-term debt and for general corporate purposes. TEC may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after Nov. 15, 2043, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida. The suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS, Posen Construction, Inc. and a PGS contractor involved in the project, seeking damages for his injuries, remains pending.

TEC believes the claim in the pending action described above in this item is without merit and intends to defend the matter vigorously. TEC is unable at this time to estimate the possible loss or range of loss with respect to this matter.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2014 TEC has estimated its ultimate financial liability to be $35.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of June 30, 2014 is as follows:

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2014	2015-2018	After(1) 2018	Total	Liabilities Recognized at Jun 30, 2014
Tampa Electric Company (2)	$0.0	$0.0	$0.7	$0.7	$0.1

(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2018.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TEC under these agreements at June 30, 2014. The obligations under these letters of credit include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2014, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions) Three months ended Jun 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2014
Revenues - external	$512.6	$90.7	$0.0	$603.3
Sales to affiliates	0.1	0.4	(0.5)	0.0

Total revenues	512.7	91.1	(0.5)	603.3
Depreciation and amortization	61.7	13.4	0.0	75.1
Total interest charges	23.3	3.4	0.0	26.7
Provision for income taxes	37.1	4.8	0.0	41.9
Net income	$62.2	$7.5	$0.0	$69.7

2013
Revenues - external	$502.8	$101.3	$0.0	$604.1
Sales to affiliates	0.1	0.5	(0.6)	0.0

Total revenues	502.9	101.8	(0.6)	604.1
Depreciation and amortization	60.8	13.2	0.0	74.0
Total interest charges	23.3	3.3	0.0	26.6
Provision for income taxes	31.5	5.0	0.0	36.5
Net income	$50.6	$7.9	$0.0	$58.5

Six months ended Jun 30,
2014
Revenues - external	$965.7	$213.1	$0.0	$1,178.8
Sales to affiliates	0.2	0.6	(0.8)	0.0

Total revenues	965.9	213.7	(0.8)	1,178.8
Depreciation and amortization	123.8	26.7	0.0	150.5
Total interest charges	45.3	6.8	0.0	52.1
Provision for income taxes	63.7	14.0	0.0	77.7
Net income	$107.4	$22.1	$0.0	$129.5

Total assets at Jun 30, 2014	$6,061.9	$1,002.4	($12.4)	$7,051.9

2013
Revenues - external	$920.7	$223.2	$0.0	$1,143.9
Sales to affiliates	0.2	0.5	(0.7)	0.0

Total revenues	920.9	223.7	(0.7)	1,143.9
Depreciation and amortization	119.8	26.2	0.0	146.0
Total interest charges	46.7	6.7	0.0	53.4
Provision for income taxes	51.3	13.7	0.0	65.0
Net income	$82.4	$21.7	$0.0	$104.1

Total assets at Dec 31, 2013	$5,895.4	$989.3	($8.9)	$6,875.8

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and

•	to limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of June 30, 2014, all of TEC’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at June 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Jun 30, 2014	Dec 31, 2013
Current assets	$8.1	$9.5
Long-term assets	0.5	0.3

Total assets	$8.6	$9.8

Current liabilities (1)	$0.2	$0.0
Long-term liabilities	0.1	0.2

Total liabilities	$0.3	$0.2

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at June 30, 2014 is a net loss of $7.6 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at June 30, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties:

Offsetting of Derivative Assets and Liabilities
(millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Jun 30, 2014
Description
Derivative assets	$9.8	$(1.2)	$8.6
Derivative liabilities	$(1.5)	$1.2	$(0.3)

Dec 31, 2013
Description
Derivative assets	$10.3	$(0.5)	$9.8
Derivative liabilities	$(0.7)	$0.5	$(0.2)

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of June 30, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) Jun 30, 2014	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$8.1	Regulatory assets	$0.2
Long-term	Regulatory liabilities	0.5	Regulatory assets	0.1

Total		$8.6		$0.3

(millions) Dec 31, 2013	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2

Total		$9.8		$0.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at June 30, 2014, net pretax gains of $7.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three months and six months ended June 30:

(millions)	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)	Three months ended Jun 30:	Six months ended Jun 30:
2014
Interest rate contracts:	Interest expense	$0.0	$0.2

Total		$0.0	$0.2

2013
Interest rate contracts:	Interest expense	($0.2)	($0.4)

Total		($0.2)	($0.4)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2014 and 2013, all hedges were effective.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2016 for the financial natural gas contracts. The following table presents by commodity type TEC’s derivative volumes that, as of June 30, 2014, are expected to settle during the 2014, 2015 and 2016 fiscal years:

(millions)	Natural Gas Contracts (MMBTUs)
Year	Physical	Financial
2014	0.0	19.4
2015	0.0	25.0
2016	0.0	2.8

Total	0.0	47.2

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2014, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as TEC uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, TEC considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of June 30, 2014, substantially all positions with counterparties were net assets.

Certain TEC derivative instruments contain provisions that require TEC’s debt to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. TEC has no other contingent risk features associated with any derivative instruments. Substantially all of TEC’s open positions with counterparties as of June 30, 2014 were asset positions.

11. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and Dec. 31, 2013. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below, the market approach was used in determining fair value.

Recurring Derivative Fair Value Measures
	At fair value as of Jun 30, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$8.6	$0.0	$8.6

Total	$0.0	$8.6	$0.0	$8.6

Liabilities
Natural gas swaps	$0.0	$0.3	$0.0	$0.3

Total	$0.0	$0.3	$0.0	$0.3

	At fair value as of Dec 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8

Total	$0.0	$9.8	$0.0	$9.8

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2

Total	$0.0	$0.2	$0.0	$0.2

Natural gas swaps are OTC swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2014, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2014
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.0	0.0	0.0	0.4	(0.2)	0.2

Gain on cash flow hedges	0.0	0.0	0.0	0.4	(0.2)	0.2

Total other comprehensive income	$0.0	$0.0	$0.0	$0.4	($0.2)	$0.2

2013
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2	0.7	(0.3)	0.4

Gain on cash flow hedges	0.4	(0.2)	0.2	0.7	(0.3)	0.4

Total other comprehensive income	$0.4	($0.2)	$0.2	$0.7	($0.3)	$0.4

Accumulated Other Comprehensive Loss
(millions)	Jun 30, 2014	Dec 31, 2013
Net unrealized losses from cash flow hedges (1)	($7.6)	($7.8)

Total accumulated other comprehensive loss	($7.6)	($7.8)

(1)	Net of tax benefit of $4.7 million and $4.9 million as of June 30, 2014 and Dec. 31, 2013, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $7.0 million and $12.8 million of capacity pursuant to PPAs for the three and six months ended June 30, 2014, respectively, and $5.0 million and $9.9 million for the three and six months ended June 30, 2013, respectively.

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

This Management’s Discussion & Analysis of Financial Conditions contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities, including the required approval by the New Mexico Public Regulation Commission for the acquisition of NMGC; the risk that the transaction to acquire NMGC may be delayed, may be consummated on less favorable terms than originally expected, or not be consummated at all; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the ability to sell TECO Coal at an acceptable price; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal’s production; costs for alternate fuels used for power generation affecting demand for TECO Coal’s thermal coal production; operating costs and environmental or safety regulations affecting production levels and margins at TECO Coal; weak demand and market pricing conditions affecting the value of TECO Coal’s facilities and coal reserves; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under Item IA “Risk Factors” in this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Earnings Summary - Unaudited
	Three months ended June 30,		Six months ended June 30,
(millions, except per share amounts)	2014	2013	2014	2013
Consolidated revenues	$726.3	$735.9	$1,410.4	$1,397.0

Continuing operations	$58.4	$51.6	$105.4	$92.8

Discontinued operations	—	(0.2)	3.1	0.1

Net income	$58.4	$51.4	$108.5	$92.9

Average common shares outstanding
Basic	215.4	215.0	215.3	214.8

Diluted	215.9	215.5	215.8	215.3

Earnings per share - Basic
Continuing operations	$0.27	$0.24	$0.49	$0.43
Discontinued operations	—	—	0.01	—

Earnings per share - Basic	$0.27	$0.24	$0.50	$0.43

Earnings per share - Diluted
Continuing operations	$0.27	$0.24	$0.49	$0.43
Discontinued operations	—	—	0.01	—

Earnings per share - Diluted	$0.27	$0.24	$0.50	$0.43

TECO Energy Strategy

TECO Energy’s strategy is to transition into a growth plus sustainable yield company focused on its existing core businesses—electric and gas utilities—and to execute on accretive acquisitions of regulated utilities to grow its base. TECO Energy seeks to optimize its businesses by application of best practices in both gas and electric operations.

Our strategy, which is based on a long and successful history of owning and operating regulated electric and gas utilities, consistently delivering value to our shareholders over the long term, is to:

Invest in and grow our utilities, both in Florida and, upon consummation of the NMGC acquisition, in New Mexico with intentions to acquire additional utilities in areas of the country with favorable regulatory environments and above-average growth prospects;

Focus our gas utilities on CNG vehicle conversions and customer user-conversions from other forms of energy to natural gas;

Invest in proven and emerging technologies, such as smart grid applications, that benefit customers and shareholders;

Collaborate with customers to develop alternative solutions to meet their energy needs; and Utilize our expertise in intrastate pipelines and lateral development to support the growth of natural gas in Florida and in New Mexico.

An important part of our strategy is that we expect our utilities to earn returns that are at or above the middle of their respective allowed ROE while maintaining their authorized capital structures and financial integrity. Tampa Electric’s 2013 Florida rate case settlement, which included $70 million of base rate increases through 2015, plus an additional $110 million base rate increase in January 2017, or when the Polk Power Station units two through five conversion project enters service, provides regulatory certainty through 2017.

Florida, with its favorable growth characteristics, combined with its supportive regulatory environment, is one of the most attractive states to operate regulated utilities. We see similar growth characteristics in New Mexico, an attractive sunbelt state with a growing population. We expect opportunities to invest capital to support the growth and reliability opportunities at PGS and NMGC, the largest LDCs Florida and New Mexico, respectively. Additionally, we have opportunities to invest significant capital in Tampa Electric over the next several years for the Polk Power Station units two through five conversion, which we believe will allow us to continue providing safe, affordable and reliable service to customers and support our growth.

TECO Coal Update

As we have previously indicated, we do not consider TECO Coal to be a core holding. Consistent with this view, we have had discussions from time to time with interested parties regarding a possible sale of TECO Coal, and have been working with an investment banking firm to help us determine whether there would be interest in a sale transaction that we would find acceptable. We are in active discussions with potential buyers, but no agreement or understanding with respect to any sale has been reached. Furthermore, our board of directors has not made a determination regarding whether we would sell TECO Coal based on current indications of value. These indications suggest that a sale price above book value may be unlikely in the current market conditions. In the context of furthering our overall strategy, that is a factor which we would consider, among others, in deciding whether to sell TECO Coal. Accordingly, there can be no assurances that a sale of TECO Coal will be completed, and if a sale is completed, the price received is expected to reflect current market conditions.

Update on Regulatory Status of NMGC Acquisition

In May 2013, TECO Energy announced that it had signed an agreement to acquire NMGI, the parent company of New Mexico Gas Company from CES. This acquisition is subject to approval by the NMPRC. In July 2013, we filed a joint application with NMGC and CES with the NMPRC for approval of the acquisition. On May 14, 2014, we reached a settlement agreement with the New Mexico Industrial Energy Consumers, which represents large customers of NMGC, and the New Mexico Attorney General’s office, which represents New Mexico residential and small business customers, with regards to the NMGC acquisition. Under the terms of the settlement, among other elements, NMGC will freeze customer rates until the end of 2017 and limit job reductions in the first three years after the NMGC acquisition. The NMPRC staff did not oppose the settlement, and on June 30, 2014, the NMPRC hearing examiner issued a certification of stipulation recommending that the NMPRC approve the transaction and related matters. The NMPRC still must decide whether the settlement is in the public interest and whether to approve the NMGC acquisition, which decision we expect in the third quarter of 2014. Under this schedule, however, closing of the NMGC acquisition will not occur within one year of our Hart-Scott-Rodino Premerger Notification and Report Form with the U.S. Department of Justice (HSR Form). Accordingly, on June 20, 2014, we filed a new HSR Form and the closing of the transaction will be subject to renewed clearance from anti-trust regulators and expiration of the new waiting period under the filing. As previously announced, we already reached a settlement agreement with the U.S. Department of Energy regarding the NMGC acquisition.

In July, we completed the permanent financing required to fund the closing of the NMGC acquisition.

Operating Results

Three Months Ended June 30, 2014

TECO Energy, Inc. reported second-quarter 2014 net income of $58.4 million, or $0.27 per share, compared with $51.4 million, or $0.24 per share, in the second quarter of 2013. Net income from continuing operations was also $58.4 million in the 2014 second quarter, compared with $51.6 million, or $0.24 per share, for the same period in 2013.

Six Months Ended June 30, 2014

Year-to-date net income was $108.5 million, or $0.50 per share, compared with net income of $92.9 million, or $0.43 per share in the 2013 period. Net income from continuing operations was $105.4 million or $0.49 per share, compared with $92.8 million or $0.43 per share in the 2013 period.

The 2014 benefit of $3.1 million reported in discontinued operations was related to the favorable resolution of an indemnification provision associated with the 2012 sale of TECO Guatemala.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2014 was $62.2 million, compared with $50.6 million for the same period in 2013. Results for the quarter reflected the benefits of the rate case settlement effective Nov. 1, 2013, a 1.7% higher average number of customers, higher energy sales primarily due to customer growth, and $0.8 million lower earnings on assets recovered through the Environmental Cost Recovery Clause (ECRC) due to a lower current weighted average cost of capital, which includes the lower return on equity (ROE) in the 2013 rate case settlement. Results reflected lower operations and maintenance expenses, partially offset by higher depreciation expense. Second-quarter net income in 2014 included $2.1 million of Allowance for Funds Used During Construction (AFUDC) equity, which represents allowed equity cost capitalized to construction costs, compared with $1.4 million in the 2013 quarter.

Total degree days in Tampa Electric’s service area in the second quarter of 2014 were 4% below normal, and 6% below the 2013 period. Although the total degree day comparisons indicate milder than normal weather, the pattern of periods of warm and dry weather, especially later in the quarter, contributed to higher energy sales. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, increased 0.8% in the second quarter of 2014 compared with the same period in 2013. In the 2014 period, pretax base revenues were almost $17 million higher than in 2013, including approximately $15 million of higher revenue as a result of the 2013 rate case settlement. (The quarterly energy sales shown on the statistical summary that follows reflect the energy sales based on the timing of billing cycles, which can vary period to period.) Sales to residential customers increased primarily from customer growth. Sales to commercial and non-phosphate industrial customers increased due to the improving economy. Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all Florida Public Service Commission (FPSC)-approved cost-recovery clauses, was $1.6 million lower than in the 2013 quarter, reflecting $1.7 million of higher cost to operate and maintain the generating system and higher employee-related costs more than offset by a $1.2 million benefit from the elimination of the storm damage accrual as a result of the 2013 rate case settlement, almost $1.0 million lower pension expense and lower self-insurance reserves. Depreciation and amortization expense increased $0.5 million in 2014, primarily as a result of normal additions to facilities to reliably serve customers, partially offset by approximately $1.0 million of lower amortization on software due to the change in expected useful life for software in the 2013 rate case settlement.

Year-to-date net income was $107.4 million, compared with $82.4 million in the 2013 period, driven primarily by the benefits from the 2013 rate case settlement, 1.7% higher average number of customers, higher energy sales from customer growth, more favorable weather and a stronger economy and lower operations and maintenance expenses, partially offset by higher depreciation expense, and $1.6 million lower earnings on assets recovered through the ECRC. Year-to-date net income in 2014 included $4.4 million of AFUDC equity, compared with $2.5 million in the 2013 period.

Year-to-date total degree days in Tampa Electric’s service area were 3% below normal, and 2% below the prior year-to-date period. Pretax base revenue was almost $39 million higher than in 2013, including approximately $28 million of higher revenue as a result of the 2013 rate case settlement. In the 2014 year-to-date period, total net energy for load was 1.5% higher than the same period in 2013. Higher energy sales were driven by the same factors as the quarterly sales, and winter weather that was colder than in 2013.

Operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, decreased $1.8 million in the 2014 year-to-date period reflecting the same factors as in the second quarter. Compared to the 2013 year-to-date period, depreciation and amortization expense increased $2.5 million, reflecting additions to facilities to serve customers, partially offset by approximately $2.0 million of lower amortization on software due to the change in expected useful life for software in the 2013 rate case settlement.

A summary of Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended June 30,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$243.5	$226.2	7.6	2,089.2	2,061.9	1.3
Commercial	150.2	143.5	4.7	1,529.2	1,501.0	1.9
Industrial – Phosphate	16.5	18.9	(12.7)	203.5	235.1	(13.4)
Industrial – Other	26.6	25.5	4.3	297.4	287.5	3.4
Other sales of electricity	45.6	44.4	2.7	459.1	460.3	(0.3)
Deferred and other revenues (1)	15.2	26.0	(41.5)

Total energy sales	$497.6	$484.5	2.7	4,578.4	4,545.8	0.7
Sales for resale	1.2	3.5	(65.7)	26.3	88.5	(70.3)
Other operating revenue	14.0	14.9	(6.0)

Total revenues	$512.8	$502.9	2.0	4,604.7	4,634.3	(0.6)

Average customers (thousands)	705.3	693.8	1.7
Retail net energy for load (kilowatt hours)				5,068.8	5,029.0	0.8

Six months ended June 30,
By Customer Type
Residential	$457.0	$415.8	9.9	3,912.1	3,787.1	3.3
Commercial	285.0	274.2	3.9	2,880.1	2,854.3	0.9
Industrial – Phosphate	33.3	36.7	(9.3)	411.8	457.1	(9.9)
Industrial – Other	50.9	48.8	4.3	565.3	550.4	2.7
Other sales of electricity	88.1	85.7	2.8	880.9	880.8	0.0
Deferred and other revenues (1)	13.2	23.2	(43.1)

Total energy sales	927.5	884.4	4.9	8,650.2	8,529.7	1.4
Sales for resale	8.2	4.9	67.3	132.7	129.3	2.6
Other operating revenue	30.2	31.6	(4.4)

Total revenues	$965.9	$920.9	4.9	8,782.9	8,659.0	1.4

Average customers (thousands)	703.8	692.0	1.7
Retail output to line (kilowatt hours)				9,254.0	9,116.9	1.5

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $7.5 million for the second quarter, compared with $7.9 million in 2013. Average customer growth was 1.8% in the quarter, and therm sales to residential customers decreased as a result of mild spring weather. Second-quarter results in 2014 reflected slightly higher general non-fuel operations and maintenance expense driven by higher employee-related costs. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers, partially offset by a change in software amortization similar to Tampa Electric’s discussed above. Sales to power-generation customers and off-system sales decreased due to two power generators not operating and new participants in the off-system sales market.

PGS reported net income of $22.1 million for the year-to-date period, compared with $21.7 million in the same period in 2013. Results reflect a 1.7% higher average number of customers, and higher therm sales to residential and commercial customers due to more-normal winter weather and improving economic conditions. Sales to power generation customers and off-system sales decreased due to the same reasons as in the second quarter. Non-fuel operations and maintenance expense increased $0.6 million compared to the 2013 period, driven by the same factors as in the second quarter partially offset by a first quarter of 2014 recovery of $1.6 million of costs incurred in connection with a 2010 outage incident.

A summary of PGS’s regulated operating statistics for the three and six months ended June 30, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended June 30,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$30.7	$29.6	3.7	15.3	16.3	(6.1)
Commercial	33.4	33.0	1.2	110.9	107.3	3.4
Industrial	3.3	3.0	10.0	64.8	68.5	(5.4)
Off system sales	9.4	20.4	(53.9)	18.5	46.6	(60.3)
Power generation	1.6	2.5	(36.0)	148.7	180.4	(17.6)
Other revenues	10.6	10.7	(0.9)

Total	$89.0	$99.2	(10.3)	358.2	419.1	(14.5)

By Sales Type
System supply	$50.0	$60.4	(17.2)	40.6	70.5	(42.4)
Transportation	28.4	28.2	0.7	317.6	348.6	(8.9)
Other revenues	10.6	10.7	(0.9)

Total	$89.0	$99.3	(10.4)	358.2	419.1	(14.5)

Average customers (thousands)	353.9	347.8	1.8

Six months ended June 30,
By Customer Type
Residential	$80.4	$71.9	11.8	48.6	45.8	6.1
Commercial	74.3	72.2	2.9	241.9	232.1	4.2
Industrial	6.9	6.6	4.5	136.8	139.7	(2.1)
Off system sales	17.8	38.7	(54.0)	33.9	97.1	(65.1)
Power generation	3.6	5.6	(35.7)	304.3	385.4	(21.0)
Other revenues	26.5	23.2	14.2

Total	$209.5	$218.2	(4.0)	765.5	900.1	(15.0)

By Sales Type
System supply	$121.7	$134.4	(9.4)	98.1	160.4	(38.8)
Transportation	61.3	60.6	1.2	667.4	739.7	(9.8)
Other revenues	26.5	23.2	14.2

Total	$209.5	$218.2	(4.0)	765.5	900.1	(15.0)

Average customers (thousands)	352.9	347.1	1.7

TECO Coal

TECO Coal reported second quarter net income of $0.8 million on sales of 1.5 million tons, compared with net income of $0.7 million on similar sales volumes in the same period in 2013. In 2014, second-quarter results reflect an average net per ton selling price, excluding transportation allowances, of $80, more than $5 lower than in 2013. In the second quarter of 2014, the all-in total per-ton cost of sales was $80, compared with almost $86 in the 2013 period. Second quarter costs include an approximately $0.30 per ton negative impact of incremental transportation costs due to a tunnel fire on the railroad serving the Premier Elkhorn mining complex. These costs are expected to be recovered from the railroad in a future quarter. TECO Coal recorded a $0.7 million income tax benefit in the second quarter of 2014 that included a $0.8 million tax depletion benefit, compared with a $1.0 million tax benefit that included a $0.8 million tax depletion benefit, in the 2013 period.

TECO Coal recorded a 2014 year-to-date loss of $0.8 million on sales of 2.8 million tons, compared with net income of $3.7 million on similar sales volumes in the 2013 period. The 2014 year-to-date average net per-ton selling price was almost $80, compared with $87 in 2013. The all-in total per-ton cost of sales was $81, compared with almost $87 in 2013. TECO Coal recorded a $2.9 million income tax benefit in 2014, which included a $1.5 million tax depletion benefit, compared with a $1.0 million income tax benefit in the 2013 period.

Parent & other

The cost from continuing operations for Parent & other in the second quarter of 2014 was $12.1 million, compared with a cost of $7.6 million in the same period in 2013. Costs in 2014 included $2.7 million of costs associated with the pending acquisition of NMGC, compared with $1.8 million of NMGC related costs in 2013. Results in 2014 reflect lower results at the smaller unregulated companies reported in Parent & other and less favorable tax adjustments compared to 2013.

The 2014 year-to-date cost from continuing operations was $23.3 million, compared with $15.0 million in the 2013 period. The 2014 year-to-date cost included $4.8 million of NMGC acquisition-related costs, compared with $1.8 million of NMGC acquisition-related costs in 2013. Other cost drivers in the 2014 year-to-date period were the same as in the second quarter.

2014 Guidance from Continuing Operations

TECO Energy expects the Florida regulated utility operations, net of Parent & other, to deliver earnings in a range between $1.00 and $1.05 in 2014, and expects consolidated 2014 earnings from continuing operations, excluding any non-GAAP charges or gains, in a range between $0.95 and $1.05. We now expect that the above 2014 guidance will be unchanged by the effects of the acquisition related financing activities and NMGC’s expected seasonally positive financial results for the remainder of 2014, assuming that the NMGC acquisition closes later in the third quarter.

TECO Energy expects earnings in 2014 to be driven by the factors discussed below.

Tampa Electric expects to earn in the middle of its authorized allowed ROE range of 9.25% to 11.25%, driven by approximately $50 million of higher base revenues in 2014 as a result of its September 2013 rate case settlement agreement. Based on year-to-date experience, it now expects slightly higher average customer growth of 1.6% and total retail energy sales growth about 0.5% lower than customer growth due to lower average customer usage. Operations and maintenance expenses are expected to be lower than 2013 actual amounts due to lower employee-related costs, lower storm-damage expense accruals and lower pension expense driven by higher discount rate assumptions, partially offset by increased expenses to operate the system and reliably serve customers. Depreciation expense is expected to be higher due to normal additions to facilities to serve customers.

Peoples Gas expects to continue to earn above the middle of its allowed ROE range of 9.75% to 11.75% from moderate customer growth, in line with the trends experienced in 2013. It also expects to benefit from continued interest from customers utilizing petroleum and other fuel sources to convert to natural gas due to the attractive economics.

The expectations for both Tampa Electric and Peoples Gas assume normal weather for the remainder of 2014.

TECO Coal expects 2014 sales of about 6.0 million tons, reflecting almost 70% specialty coal. Almost 90% of the expected second half sales tons are committed and priced, with the remainder subject to quarterly met coal price adjustments based on Asian benchmark prices. At prices currently being paid for its products, about $80 per ton, TECO Coal expects to be about earnings breakeven for the year, and cash-flow positive. However, the most recent quarterly Asian benchmark price is at levels below the level at which TECO Coal’s current prices were set. The all-in cost of sales is expected to be in a range between $79 and $83 per ton. The cash cost of sales, which excludes depreciation and allocated interest, is expected to be about $7 per ton below the all-in cost. In 2014, TECO Coal expects to continue to record tax depletion tax benefits.

Income Taxes

The provisions for income taxes from continuing operations for the six-month periods ended June 30, 2014 and 2013 were $61.1 million and $51.4 million, respectively. The provision for income taxes for the six months ended June 30, 2014 was impacted by TECO Energy’s higher taxable income and decreased depletion benefit at TECO Coal.

Environmental

EPA Proposal Regarding Carbon Emissions and Coal Plants

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, in June 2013, President Obama announced his “Climate Action Plan,” a broad package of mostly administrative initiatives aimed at reducing GHG emissions by approximately 17% below 2005 levels by 2020. As part of the Climate Action Plan, the president directed the EPA to issue a draft rule for existing power plants by June 1, 2014, to finalize the rule by June 1, 2015, and to require states to submit implementation plans by June 30, 2016. In response to this directive, on June 2, 2014, the EPA released a comprehensive proposed rule, which it calls the “Clean Power Plan,” aiming to cut GHG emissions from existing power plants by an average across all states of 30% from their 2005 levels by 2030, with an interim goal for the period from 2020 through 2029. Under the proposed rule, each state would have to reduce carbon dioxide emissions on a state-wide basis by an amount specified by the EPA; the target amount was determined by the EPA’s view of each state’s options, including: making power plant efficiency upgrades; shifting from coal-fired to natural gas-fired generation; investing in zero- and low-emitting power sources, such as renewable and nuclear energy; and implementing customer energy efficiency programs. States will have a great deal of flexibility in designing programs to meet their emission reduction targets, including the four approaches noted above or any other measures they choose to adopt, for example, carbon tax and cap-and-trade. The EPA is scheduled to finalize the rule by June 1, 2015, and states will have until June 30, 2016, to submit plans to implement the finalized rule (subject to extension and EPA approval of the states’ plans). The outcome of this rule-making process and its impact on our businesses cannot be determined at this time; however, it could result in increased operating costs, decreased operations at Tampa Electric’s coal-fired plants, and decreased profitability at our coal mining and production subsidiary. See “Risk Factors—General Business and Operational Risks—Federal or state regulation of GHG emissions, depending on how they are enacted, could increase our costs or the rates charged to our customers, which could curtail sales.”

Liquidity and Capital Resources

The table below sets forth the June 30, 2014 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and TEC credit facilities.

At Jun 30, 2014 (millions)	Consolidated	Tampa Electric Company	Other Companies	TECO Finance/Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts/Letters of Credit	0.7	0.7	0.0	0.0

Available credit facilities	674.3	474.3	0.0	200.0
Cash and short-term investments	167.0	55.2	5.4	106.4

Total liquidity	$841.3	$529.5	$5.4	$306.4

See Notes 17 and 18 for additional liquidity disclosures relating to the transactions for financing the acquisition of NMNG.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and TEC must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC, and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2014, TECO Energy, TECO Finance, TEC, and the other operating companies were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2014. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants
(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Jun 30, 2014
TEC
Credit facility(2)	Debt/capital	Cannot exceed 65%	46.9%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	46.9%
6.25% senior notes	Debt/capital Limit on liens(3)	Cannot exceed 60% Cannot exceed $700	46.9% $0 liens outstanding

TECO Energy/TECO Finance
Credit facility(2)	Debt/capital	Cannot exceed 65%	57.0%
TECO Finance 6.75% notes	Restrictions on secured debt(4)	(5)	(5)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(5)	The indenture for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at June 30, 2014
	Standard & Poor’s	Moody’s	Fitch
TEC	BBB+	A2	A-
TECO Energy/TECO Finance	BBB	Baa1	BBB

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

Financing of Pending NMGC Acquisition

As previously disclosed, the purchase price for the acquisition of all the capital stock of NMGI, the parent company of NMGC (NMGC Acquisition), is $950 million including the assumption of $200 million of existing NMGC debt. To provide bridge financing for the NMGC Acquisition, TECO Energy and TECO Finance entered into a $1.075 billion senior unsecured bridge credit agreement (Bridge Facility) on June 24, 2013, among TECO Energy as guarantor, TECO Finance as borrower, Morgan Stanley Senior Funding, Inc. (Morgan Stanley) as administrative agent, sole lead arranger and sole book runner, and Morgan Stanley together with nine other banks as lenders in the Bridge Facility. TECO Energy unconditionally guaranteed TECO Finance’s obligations under the Bridge Facility. The availability of funds under the Bridge Facility is subject to various conditions, including (i) the absence of a material adverse effect having occurred with respect to NMGC, (ii) the consummation of the NMGC Acquisition and (iii) other customary closing conditions.

TECO Energy expects to permanently finance the NMGC Acquisition with a combination of the proceeds from its recently completed equity offering, the issuance, concurrently with the closing of the NMGC Acquisition, of debt at NMGC and NMGI, cash on hand and short-term borrowings.

In July 2014, TECO Energy sold 15.5 million shares of its common stock in a follow-on public offering raising net proceeds of approximately $271 million. In addition, TECO Energy granted the underwriters an option for a period of 30 days ending July 31, 2014, to purchase an additional 2.3 million shares of common stock. The company received approximately $21 million of net proceeds when the underwriters exercised this option for an additional 1.2 million shares.

TECO Energy plans to use the net proceeds from this offering to fund, in part, the acquisition of NMGC and for general corporate purposes. Following the closing of this offering, the commitment under the Bridge Facility was correspondingly reduced by $270 million.

On July 30, 2014, with TECO Energy’s consent, NMGC and NMGI each entered into a Note Purchase Agreement contemplating the issuance of $70 million and $200 million aggregate principal amount of notes, respectively, conditioned upon, and to be issued at, closing of the NMGC Acquisition. The issuance of the notes by NMGC is further conditioned upon the approval of the NMPRC. The proceeds from the new NMGC debt will be used to repay existing NMGC debt and the proceeds from the new NMGI debt will be used to retire existing NMGI debt, to fund the transaction, costs and expenses, and for general corporate purposes.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2014, the fair value of derivatives was not materially affected by nonperformance risk.

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

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the increase in the average market price component of the company’s outstanding natural gas swaps of approximately 3% from Dec. 31, 2013 to June 30, 2014. For natural gas, the company maintained a similar volume hedged as of June 30, 2014 from Dec. 31, 2013.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the six month period ended June 30, 2014:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec 31, 2013	$9.7
Additions and net changes in unrealized fair value of derivatives	17.4
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	(18.7)

Net fair value of derivatives as of Jun 30, 2014	$8.4

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec 31, 2013	$9.7
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	17.4
Recorded in earnings	0.0
Realized net settlement of derivatives	(18.7)
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Jun 30, 2014	$8.4

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at June 30, 2014:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	8.0	0.4	8.4
Model prices (2)	0.0	0.0	0.0

Total	$8.0	$0.4	$8.4

(1)	Reflects over-the-counter natural gas or diesel fuel swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with TECO Energy’s business, including the pending acquisition of NMGC, (the NMGC Acquisition) previously disclosed in Part I, Item 1A of TECO Energy’s 2013 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of TECO Energy can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause TECO Energy’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect TECO Energy’s business, financial condition, results of operations and common stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risks Associated With the NMGC Acquisition

We will be subject to business uncertainties while the NMGC Acquisition is pending that could adversely affect our business and operations.

While the NMGC Acquisition is pending, we will be subject to a number of risks that could have an adverse effect on us, including:

our estimate of the costs to complete the NMGC Acquisition and the operating performance after the completion of the transaction may vary significantly from actual results;

both before and after the closing of the NMGC Acquisition, the attention of management is expected to be focused on closing the transaction and the subsequent integration of NMGC. During this period, the focus on current operations or the pursuit of other opportunities that could be beneficial to us may be reduced;

the potential loss of key employees of TECO Energy or NMGC who may be uncertain about their future roles if and when the NMGC Acquisition is completed; and

the trading price of our common stock may be adversely affected by speculation about the timing of the closing of the NMGC Acquisition.

The NMGC Acquisition may not be completed at all or on a timely basis, or regulatory approval may be subject to unfavorable conditions, which could have an adverse effect on us.

On May 14, 2014, we reached a settlement agreement with the New Mexico Industrial Energy Consumers, which represents large customers of NMGC, and the New Mexico Attorney General’s office, which represents New Mexico residential and small business customers, regarding the NMGC Acquisition. Under the terms of the settlement, among other elements of the stipulation, NMGC will freeze customer rates until the end of 2017 and limit job reductions in the first three years after the NMGC Acquisition. The NMPRC staff did not oppose the settlement, and on June 30, 2014, the NMPRC hearing examiner issued a certification of stipulation recommending that the NMPRC approve the transaction and related matters. The NMPRC still must decide whether to approve the NMGC acquisition, which decision we expect in the third quarter of 2014. If we do not receive the NMPRC’s final approval by September 25, 2014, however, the stock purchase agreement may be terminated by either party.

Failure to complete the NMGC acquisition could negatively affect our stock price as well as our future business and financial results.

If the NMGC acquisition is not completed, we will be subject to a number of risks, including: we must pay costs related to the NMGC acquisition, including legal, accounting, financial advisory, and filing costs, whether the transaction is completed or not; we could be subject to litigation related to the failure to complete the NMGC acquisition or other factors, which litigation may adversely affect our business, financial results and stock price; our management will have broad discretion in the application of the net proceeds from the recently completed equity offering and could spend the proceeds in ways that do not meet investor expectations. Furthermore, we would be subject to earnings per share dilution if we do not find other attractive investment opportunities or undertake other means to reduce our overall shares outstanding.

The NMGC Acquisition and associated costs and integration efforts may adversely affect our business, financial condition or results of operations, which may negatively affect the trading price of our common stock.

We expect the NMGC Acquisition to be accretive to earnings beginning twelve months after closing. The NMPRC may not approve the transaction, or may impose terms or conditions on the approval, which could delay the completion of the transaction, impose additional costs, or otherwise affect the anticipated benefits of the transaction. In addition, the anticipated benefits of the transaction are based on estimates of transaction and integration-related costs, which are dependent on financial market conditions and other factors, which may materially change. Negative changes in these factors could have an adverse effect on the anticipated benefits of the transaction or our business, financial condition, results of operations or stock price. Further, following the consummation of the NMGC Acquisition, our ownership of NMGC will be subject to the regulation of the NMPRC and applicable New Mexico state laws governing utilities. Any subsequent sale of NMGC or incidental transfer of ownership through a change of control transaction in TECO Energy would be subject to applicable New Mexico regulatory approval requirements.

In order to finance the NMGC Acquisition, we plan to incur additional indebtedness, which could have an adverse effect on our financial health.

We currently expect to finance the NMGC Acquisition with a combination of the proceeds from the recently completed equity issuance, cash on hand and the issuance, concurrently with the closing of the NMGC Acquisition, of new debt at NMGC and NMGI, proceeds from which will primarily be used to retire certain debt of NMGC and NMGI in connection with the closing of the NMGC Acquisition, to fund the acquisition purchase, costs and expenses, and for general corporate purposes. Incurrence of additional debt may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. Furthermore, the recently completed issuance of our common stock has resulted in additional shares outstanding and may have an adverse effect on the market price of our common stock.

Additionally, if we fail to realize the expected benefits from the NMGC Acquisition or if the financial performance of NMGC does not meet our current expectations, it may have a negative effect on our financial profile. If we cannot obtain the additional permanent financing we expect, specifically the issuance of new debt at NMGC and NMGI, alternative financing under the Bridge Facility would be on less favorable financial terms. In that event, any debt incurred to replace or refinance the amounts under the Bridge Facility could also be under less favorable terms.

NMGC’s business is subject to many risks, including those attendant to being a regulated gas utility. Some of these risks are similar to those of our existing gas utility, and some are unique to New Mexico; NMGC’s business may be adversely affected by these risks, and additional risks may be identified after closing of the NMGC Acquisition.

NMGC is a highly regulated gas utility which could be adversely affected by a number of factors affecting such a business, such as changes in regulation or legislation or decisions by the NMPRC and the impact of environmental laws and regulations that may increase costs or have other adverse effects on the business; the potential for increased costs in natural gas or volatility in such prices which could reduce sales volumes or have other adverse effects on the business; general economic conditions nationally and in New Mexico affecting the market for natural gas; the inability of the company to renew rights-of-way or franchises for its transmission and distribution facilities on acceptable terms, which could increase costs; and weather-related risks to the business, such as warmer-than-normal weather conditions, or other factors such as global warming or climate change, which may result in reduced natural gas sales and lower profitability. Additional risk factors relating to this business may be identified after the closing of the NMGC Acquisition, if such closing occurs.

In connection with the NMGC Acquisition, we expect to record additional goodwill and long-lived assets that could become impaired and adversely impact our financial condition and results from operations.

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

TECO Energy, TECO Finance and TEC must meet certain financial tests as defined in the applicable agreements to use their respective credit facilities. Also, TECO Energy, TECO Finance, TEC and other operating companies have certain restrictive covenants in specific agreements and debt instruments. These restrictive covenants could further limit our ability to obtain additional financing.

As of June 30, 2014, we were in compliance with required financial covenants, but we cannot be assured that we will be in compliance with these financial covenants in the future. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding debt obligations. We may not have sufficient working capital or liquidity to satisfy our debt obligations in the event of an acceleration of all or a portion of our outstanding obligations.

We also incur obligations in connection with the operations of our subsidiaries and affiliates that do not appear on our balance sheet. These obligations take the form of guarantees, letters of credit and contractual commitments, as described under the “Liquidity, and Capital Resources” section of the “Management’s Discussion & Analysis of Financial Condition & Results of Operations” section of this quarterly report.

Financial market conditions could limit our access to capital and increase our costs of borrowing or refinancing, or have other adverse effects on our results.

The financial market conditions that were experienced in 2008 and early 2009 impacted access to both the short- and long-term capital markets and the cost of such capital. TECO Finance has debt maturing in 2015 which it expects to refinance. Future financial market conditions could limit our ability to raise the capital we need and could increase our interest costs, which could reduce earnings.

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

Under calculation requirements of the Pension Protection Act, as of the January 1, 2014, measurement date, the funded percentage of our plan was essentially fully funded. TECO Energy estimates its contributions to range from $5 million to $50 million annually over the next five years. Any future declines in the financial markets or further declines in interest rates could increase the amount of contributions required to fund our plan in the future.

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

We are forecasting capital expenditures at Tampa Electric to support the current levels of customer growth, to comply with the design changes mandated by the FPSC to harden transmission and distribution facilities against hurricane damage, to maintain transmission and distribution system reliability, to maintain coal-fired generating unit reliability and efficiency, and to add generating capacity at the Polk Power Station. We are forecasting capital expenditures at PGS to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel and cast iron pipe.

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

At current ratings, TEC is able to purchase electricity and gas without providing collateral. If the ratings of TEC decline to below investment grade, Tampa Electric and PGS could be required to post collateral to support their purchases of electricity and gas.

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

Our businesses are affected by general economic conditions. In particular, growth in Tampa Electric’s service area and in Florida is important to the realization of annual energy sales growth for Tampa Electric and PGS.

Any weakening of economic conditions, including the Florida housing markets and general economy, could adversely affect Tampa Electric’s or PGS’s expected performance and their ability to collect payments from customers.

TECO Coal is also affected by general economic conditions affecting primarily the utility and steel industries, both nationally and internationally. TECO Coal sells metallurgical coal domestically and internationally, and demand for that product has varied due to economic conditions. Continued economic weakness and the resulting lower demand for metallurgical coal in the international markets could reduce TECO Coal’s financial results.

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

Among our companies, Tampa Electric has the most significant number of stationary sources with air emissions. While GHG emission regulations have been proposed, both at the federal and state level, none has been passed at this time and, therefore, costs to reduce GHGs are unknown. Presently there is no viable technology to remove CO 2 post-combustion from conventional coal-fired units such as Tampa Electric’s Big Bend units. New rules requiring post-combustion CO 2 removal could require significant investment in what is essentially experimental technology, costly conversion to natural gas fuel, or a premature shut-down of the units, which would result in non-cash write-offs.

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

In a June 25, 2013, memorandum, President Obama directed the EPA to issue new emissions standards for future power plants as well as modified, reconstructed or existing power plants to reduce GHG emissions. The new standards for future power plants were released in the fall of 2013, which essentially mandate that no new coal fired power plants will be constructed in the U.S. On June 2, 2014, the EPA released a comprehensive proposed rule which it calls the “Clean Power Plan,” aiming to cut GHG emissions from existing power plants by 30% from their 2005 levels by 2030, with an interim goal for the period from 2020 through 2029. Under the proposed rule, each state would have to reduce carbon dioxide emissions on a state-wide basis by an amount specified by the EPA; the target amount was determined by the EPA’s view of each state’s options, including: making power plant efficiency upgrades; shifting from coal to natural gas generation; investing in zero- and low-emitting power sources, such as renewable and nuclear energy; and implementing customer energy efficiency programs. Because the 30% reduction target is an average across all states, some states have higher or lower target emission reduction goals under the proposed rule than the average. Based on current emissions, Florida has a higher reduction goal than the average, of 38%. Under the proposed rules, states will have flexibility in designing programs to meet their emission reduction targets, including the four approaches noted above or any other measures they choose to adopt, for example, carbon tax and cap-and-trade. The EPA is scheduled to finalize the rule by June 1, 2015, and states will have until June 30, 2016, to submit plans to implement the finalized rule (subject to extension and EPA approval of the states’ plans). It is unclear whether Florida’s proposed implementation plan will take into consideration emission reductions achieved prior to 2005 or if that baseline year will be changed in the comment process. The 2005 baseline year does not take into consideration the significant reductions in greenhouse gas emissions we achieved prior to 2005 (a reduction of approximately five million tons since 1998). If the 2005 baseline year remains unchanged (which due to our previous reductions in greenhouse gas emissions was our lowest emitting year), it may be more difficult for us to achieve the proposed reductions than other utilities in a cost-effective manner, especially when compared to utilities in other states that have lower emission reduction targets under the proposed rules. It is expected that the rules will be subjected to litigation, which could have a material impact on both the timing and substance of the rules, and, therefore, the outcome of this rule-making process and its impact on our businesses cannot be determined at this time; however, it could result in increased operating costs, decreased operations at Tampa Electric’s coal-fired plants, and decreased profitability at our coal mining and production subsidiary. While certain costs related to environmental compliance are currently recoverable from customers under Florida’s ECRC, we cannot be assured that any increased costs associated with complying with those regulations will be eligible for such treatment.

In the case of TECO Coal, the use of coal to generate electricity is considered a significant source of GHG emissions. New regulations, depending on final form, could cause the consumption of coal to decrease or the cost of sales to increase, which could negatively impact TECO Coal’s earnings.

Among other rules, the EPA has proposed or finalized a number of new rules, including the CAIR/CSAPR and Hazardous Air Pollutants (“HAPS”) Maximum Achievable Control Technology (“MACT”) for emissions into the air, and a number of new rules focused on water use and discharges from power generation facilities.

Together these air-focused rules impose stringent reductions in several pollutants from electric utility steam generators, primarily coal-fired, but including oil-fired as well. If the CSAPR rule is implemented as planned, the EPA has estimated that the implementation of CSAPR would require significant investment in pollution-control equipment for units not already equipped or could result in the retirement of primarily smaller, older coal-fired power stations that do not currently have state-of-the-art air pollution-control equipment already installed. The retirement of these units or switching to other fuels for compliance with this rule is likely to reduce overall demand for coal, which could reduce sales and financial results at TECO Coal.

The EPA’s water-focused rules could limit the supply of water available to our power generating facilities, require the investment of significant capital for new equipment and increase operating costs.

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

In Florida and across the United States, utilities are increasingly relying on natural gas for new electric generating plants in response to GHG emissions concerns and attractive natural gas prices. Currently, there is an adequate supply and infrastructure to meet demand for natural gas in Florida and nationally. However, if future supplies are inadequate or if significant new investment is required to install the pipelines necessary to transport the gas, the cost of natural gas could rise. Currently, Tampa Electric and PGS are allowed to pass the cost for the commodity gas and transportation services through to customers without profit. Changes in regulations could reduce earnings if they required Tampa Electric or PGS to bear a portion of the increased cost. In addition, increased costs to customers could result in lower sales.

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

As a company with electric service and natural gas operations in peninsular Florida, we are exposed to extreme weather events, such as hurricanes. Extreme weather conditions can be destructive, causing outages and property damage that require us to incur additional expenses. Extensive customer outages could reduce revenue collections. If warmer temperatures lead to changes in extreme weather events (increased frequency, duration and severity), these expenses could be greater.

While we have storm preparation and recovery plans in place, and Tampa Electric and PGS have historically been granted regulatory approval to recover or defer the majority of significant storm costs incurred, extreme weather still poses risks to our operations and storm cost-recovery petitions may not always be granted or may not be granted in a timely manner. If costs associated with future severe weather events cannot be recovered in a timely manner, or in an amount sufficient to cover actual costs, our financial condition and operating results could be adversely affected.

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

Competition among coal producers in Central Appalachia and other producing regions, and low natural gas prices may adversely affect TECO Coal’s ability to sell steam coal. Low-cost natural gas has allowed utility steam coal users to switch from coal to natural gas to produce electricity, which has reduced the current market price and demand for TECO Coal’s steam coal from domestic utilities. Continued or further declines in natural gas prices and increased competition from lower cost producing areas would keep demand and selling prices low, which would reduce TECO Coal’s financial results, or reduce the value of its reserves.

TECO Coal has historically sold about 50% of its production to domestic utilities for use in the generation of power. For over three years, natural gas prices have been dramatically lower than previous averages due to the growth of hydraulic fracturing in the production of natural gas from shale formations. These low natural gas prices have caused utility coal users to switch to lower cost natural gas to generate electricity. Even with the increase in natural gas prices as occurred in the first half of 2014, it remains more cost effective for users of higher cost Central Appalachian coal, which TECO Coal produces, to burn a higher percentage of natural gas for power generation. Lower cost coals from other producing regions of the U.S., such as the Powder River Basin and the Illinois Basin are being utilized by more utilities in lieu of higher cost Central Appalachian coals, further reducing demand.

At the end of 2013, more than 50% of TECO Coal’s profitable steam coal contracts expired and current market prices for Central Appalachian steam coal are not profitable. Without an increase in the cost of natural gas and an increase in the use of coal for power generation, or a general improvement in coal market conditions, TECO Coal’s financial results will be reduced. If these conditions were to persist or decline further, the value of TECO Coal’s reserves could be reduced, which could result in a non-cash impairment charge.

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

Forecasts by our utility companies are based on normal weather patterns and historical trends in customer energy-usage patterns. The utilities’ ability to increase energy sales and earnings could be negatively impacted if customers continue to use less energy in response to increased energy efficiency of lights and appliances, economic conditions or other factors.

Compliance with proposed GHG emissions reductions, a mandatory RPS or other new regulation could raise Tampa Electric’s cost. While current regulation allows Tampa Electric to recover the cost of new environmental regulation through the ECRC, increased costs for electricity may cause customers to change usage patterns, which would impact Tampa Electric’s sales.

Our computer systems and the infrastructure of our utility companies may be subject to cyber (primarily electronic or internet-based) or physical attacks, which could disrupt operations, cause loss of important data or compromise customer, employee-related or other critical information or systems, or adversely affect our business and financial results and condition.

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

There have also been physical attacks on critical infrastructure at other utilities. While the transmission and distribution system infrastructure of our utility companies are designed and operated in such a manner to mitigate the impact of this type of attack, in the event of a physical attack that disrupts service to customers, revenues would be reduced and costs would be incurred to repair any damage. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security- and insurance-related costs, and could have adverse effects on our business and financial results and condition.

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

We evaluate our long-lived assets for impairment annually or more frequently if certain triggering events occur. Should the current carrying values of any of these assets not be recoverable, we would incur non-cash charges to write down the assets to fair market value. For example, annually and upon a triggering event, we are required to conduct a review of TECO Coal’s long-lived assets to determine whether any of the assets have become impaired. In addition, to the extent that we enter into any agreement to sell TECO Coal that has a purchase price below its book value, we would be required to incur an impairment charge, which could be material to our financial statements.

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

Failure to obtain the permits necessary to open new surface mines, or challenges to the validity of existing permits, could reduce earnings from TECO Coal.

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

Challenges to existing permits that disrupt mining operations could result in higher costs if operations are forced to move to other mining sites or if coal is purchased from third parties, which would reduce the earnings expected from TECO Coal.

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

TECO Coal is exposed to financial risk through its sales to international customers primarily in Asia. TECO Coal attempts to mitigate this risk through the use of third parties to broker the sales, dollar-denominated contracts, passage of title upon loading in the U.S. port, customer responsibility for the international freight, letters of credit posted by customers for purchase price of the commodity and the transportation to the U.S. port, and the utilization of local agents where appropriate.

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

In many areas of the country there is growing use of rooftop solar panels, small wind turbines and other small-scale methods of power generation, called distributed generation, by individual residential, commercial and industrial customers. Distributed generation is encouraged and supported by various special interest groups, tax incentives, renewable portfolio standards and special rates designed to support such generation. Additionally, the EPA’s proposed “Clean Power Plan” rule, if enacted as proposed, could have the effect of providing greater incentives for distributed generation in order to meet state-based emission reduction targets under the proposed rule. See “Federal or state regulation of GHG emissions” above, depending on how they are enacted, could increase our costs or the rates charged to our customers, which could curtail sales.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2014 – Apr. 30, 2014	504	$17.66	0.0	$0.0
May 1, 2014 – May 31, 2014	61,612	$17.90	0.0	$0.0
June 1, 2014 – June 30, 2014	510	$17.80	0.0	$0.0

Total 2nd Quarter 2014	62,626	$17.90	0.0	$0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 4.	MINE SAFETY INFORMATION

TECO Coal is subject to regulation by the Federal MSHA under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 6.	EXHIBITS

Exhibits - See index on page 70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: August 1, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 1, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2011 of TECO Energy, Inc. and Tampa Electric Company).	*

4.1	Eleventh Supplemental Indenture dated as of May 12, 2014, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (including the form of 4.35% notes due 2044) (Exhibit 4.27, Form 8-K dated May 15, 2014).	*

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.