Form 10-Q
period 2014-09-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2014-10-31
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of October 27, 2014 was 234,692,300. As of October 27, 2014, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on pages 82-83

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
BTU	British Thermal Unit
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
capacity clause	capacity cost-recovery clause, as established by the FPSC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CCRs	coal combustion residuals
CES	Continental Energy Systems
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMMA	Cardno Marshall Miller & Associates
CMBS	commercial mortgage-backed securities
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DECA II	Distribución Eléctrica Centro Americana, II, S.A.
DOE	U.S. Department of Energy
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEGSA	Empresa Eléctrica de Guatemala, S.A., the largest private distribution company in Central America
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles
GHG	greenhouse gas(es)
HCIDA	Hillsborough County Industrial Development Authority
HPP	Hardee Power Partners
ICSID	International Centre for the Settlement of Investment Disputes
IFRS	International Financial Reporting Standards
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISO	independent system operator
ITCs	investment tax credits

Term	Meaning
KW	Kilowatt(s)
KWH	kilowatt-hour(s)
LDS	local distribution companies
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	Management’s Discussion and Analysis
Met	metallurgical
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NERC	North American Electric Reliability Corporation
NMGC	New Mexico Gas Company, Inc.
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OATT	open access transmission tariff
OCI	other comprehensive income
OPEB	other postretirement benefits
OTC	over-the-counter
OTTI	other than temporary impairment
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGAC	purchased gas adjustment clause
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PM	particulate matter
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
REMIC	real estate mortgage investment conduit
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station

Term	Meaning
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Coal	TECO Coal Corporation, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala.
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
USACE	U.S. Army Corps of Engineers
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2014 and Dec. 31, 2013, and the results of their operations and cash flows for the periods ended Sept. 30, 2014 and 2013. The results of operations for the three month and nine month periods ended Sept. 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 14 through 31 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sept. 30, 2014 and Dec. 31, 2013	6-7
Consolidated Condensed Statements of Income for the three month and nine month periods ended Sept. 30, 2014	8-9
Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sept. 30, 2014	10
Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2014 and 2013	11
Notes to Consolidated Condensed Financial Statements	12-39

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sep 30,	Dec 31,
(millions)	2014	2013
Current assets
Cash and cash equivalents	$72.7	$185.2
Receivables, less allowance for uncollectibles of $2.5 and $4.7 at Sept. 30, 2014 and Dec. 31, 2013, respectively	293.0	287.2
Inventories, at average cost
Fuel	92.3	118.7
Materials and supplies	75.0	85.9
Derivative assets	0.2	9.7
Regulatory assets	24.3	34.3
Deferred income taxes	93.6	100.3
Prepayments and other current assets	29.6	34.9
Income tax receivables	0.8	1.5
Assets held for sale	133.7	0.0
Total current assets	815.2	857.7

Property, plant and equipment
Utility plant in service
Electric	7,029.9	6,934.0
Gas	1,950.5	1,308.3
Construction work in progress	545.7	386.7
Other property	14.3	448.3
Property, plant and equipment, at original costs	9,540.4	9,077.3
Accumulated depreciation	(2,588.0)	(2,907.2)
Total property, plant and equipment, net	6,952.4	6,170.1

Other assets
Regulatory assets	342.2	293.1
Goodwill	401.8	0.0
Derivative assets	0.0	0.3
Deferred charges and other assets	63.4	126.8
Assets held for sale	78.6	0.0
Total other assets	886.0	420.2
Total assets	$8,653.6	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Sep 30,	Dec 31,
(millions)	2014	2013
Current liabilities
Long-term debt due within one year	$274.5	$83.3
Notes payable	72.0	84.0
Accounts payable	231.4	261.7
Customer deposits	174.9	164.5
Regulatory liabilities	65.8	85.8
Derivative liabilities	4.1	0.1
Interest accrued	60.3	31.9
Taxes accrued	76.6	34.6
Other	17.6	19.5
Liabilities associated with assets held for sale	41.1	0.0
Total current liabilities	1,018.3	765.4

Other liabilities
Deferred income taxes	510.8	444.0
Investment tax credits	9.1	9.4
Regulatory liabilities	727.2	631.4
Derivative liabilities	1.6	0.2
Deferred credits and other liabilities	364.6	426.1
Liabilities associated with assets held for sale	64.4	0.0
Long-term debt, less amount due within one year	3,354.8	2,837.8
Total other liabilities	5,032.5	4,348.9

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 234.6 million and 217.3 million shares outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively)	234.6	217.3
Additional paid in capital	1,867.9	1,581.3
Retained earnings	520.4	548.3
Accumulated other comprehensive loss	(20.1)	(13.2)
Total capital	2,602.8	2,333.7
Total liabilities and capital	$8,653.6	$7,448.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Sep 30,
(millions, except per share amounts)		2014	2013
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $31.7 in 2014 and $29.7 in 2013)		$685.1	$639.6
Unregulated		2.1	2.5
Total revenues		687.2	642.1
Expenses
Regulated operations and maintenance
Fuel		204.5	202.8
Purchased power		21.0	15.7
Cost of natural gas sold		34.3	26.7
Other		137.9	127.0
Operation and maintenance other expense		14.8	3.5
Depreciation and amortization		78.6	76.1
Taxes, other than income		50.4	48.6
Total expenses		541.5	500.4
Income from continuing operations		145.7	141.7
Other income
Allowance for other funds used during construction		2.9	1.8
Other income		1.0	(0.4)
Total other income		3.9	1.4
Interest charges
Interest expense		44.4	40.9
Allowance for borrowed funds used during construction		(1.5)	(1.0)
Total interest charges		42.9	39.9
Income from continuing operations before provision for income taxes		106.7	103.2
Provision for income taxes		33.7	38.9
Net income from continuing operations		73.0	64.3
Discontinued operations
Loss from discontinued operations		(98.8)	(2.9)
Benefit from income taxes		(36.9)	(1.4)
Loss on discontinued operations, net		(61.9)	(1.5)
Net income		$11.1	$62.8
Average common shares outstanding	– Basic	227.8	215.2
	– Diluted	228.3	215.6
Earnings per share from continuing operations	– Basic	$0.32	$0.30
	– Diluted	$0.32	$0.30
Earnings per share from discontinued operations	– Basic	$(0.28)	$(0.01)
	– Diluted	$(0.28)	$(0.01)
Earnings per share	– Basic	$0.04	$0.29
	– Diluted	$0.04	$0.29
Dividends paid per common share outstanding		$0.22	$0.22

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Nine months ended Sept 30,
(millions, except per share amounts)		2014	2013
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $86.7 in 2014 and $81.8 in 2013)		$1,864.4	$1,782.7
Unregulated		6.5	10.2
Total revenues		1,870.9	1,792.9
Expenses
Regulated operations and maintenance
Fuel		523.8	517.3
Purchased power		59.1	50.8
Cost of natural gas sold		110.5	116.9
Other		385.3	377.4
Operation and maintenance other expense		22.6	8.2
Depreciation and amortization		230.0	222.8
Taxes, other than income		146.3	139.9
Total expenses		1,477.6	1,433.3
Income from continuing operations		393.3	359.6
Other income
Allowance for other funds used during construction		7.3	4.3
Other income		(0.4)	2.4
Total other income		6.9	6.7
Interest charges
Interest expense		126.8	124.1
Allowance for borrowed funds used during construction		(3.6)	(2.5)
Total interest charges		123.2	121.6
Income from continuing operations before provision for income taxes		277.0	244.7
Provision for income taxes		98.0	91.4
Net income from continuing operations		179.0	153.3
Discontinued operations
Loss from discontinued operations		(97.6)	0.0
Benefit from income taxes		(38.2)	(2.4)
Income (Loss) from discontinued operations, net		(59.4)	2.4
Net income		$119.6	$155.7
Average common shares outstanding	– Basic	220.3	214.9
	– Diluted	220.8	215.4
Earnings per share from continuing operations	– Basic	$0.81	$0.71
	– Diluted	$0.81	$0.71
Earnings per share from discontinued operations	– Basic	$(0.27)	$0.01
	– Diluted	$(0.27)	$0.01
Earnings per share	– Basic	$0.54	$0.72
	– Diluted	$0.54	$0.72
Dividends paid per common share outstanding		$0.66	$0.66

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sep 30,		Nine months ended Sep 30,
(millions)	2014	2013	2014	2013
Net income	$11.1	$62.8	$119.6	$155.7
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	0.1	0.8	0.4	1.1
Amortization of unrecognized benefit costs	0.2	0.6	1.6	2.0
Change in benefit obligation due to remeasurement	(0.7)	0.0	(0.7)	0.0
Increase in unrecognized postemployment costs	0.0	0.0	(8.2)	0.0
Recognized benefit costs due to settlement	0.0	1.6	0.0	1.6
Other comprehensive income (loss), net of tax	(0.4)	3.0	(6.9)	4.7
Comprehensive income	$10.7	$65.8	$112.7	$160.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep 30,
(millions)	2014	2013
Cash flows from operating activities
Net income	$119.6	$155.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	255.7	251.3
Deferred income taxes	58.7	89.1
Investment tax credits	(0.3)	(0.3)
Allowance for other funds used during construction	(7.3)	(4.3)
Non-cash stock compensation	10.2	10.2
Gain on sales of business/assets	(0.2)	(0.3)
Deferred recovery clauses	(5.5)	(3.8)
Asset impairment	98.4	0.0
Receivables, less allowance for uncollectibles	(25.9)	(64.4)
Inventories	(9.6)	3.1
Prepayments and other current assets	(5.5)	(4.2)
Taxes accrued	48.6	44.0
Interest accrued	27.8	22.2
Accounts payable	(29.4)	10.6
Other	(29.1)	(2.8)
Cash flows from operating activities	506.2	506.1
Cash flows from investing activities
Capital expenditures	(491.8)	(370.9)
Allowance for other funds used during construction	7.3	4.3
Purchase of NMGI, net of cash acquired	(752.5)	0.0
Net proceeds from sales of assets	0.3	0.4
Cash flows used in investing activities	(1,236.7)	(366.2)
Cash flows from financing activities
Dividends	(147.5)	(143.4)
Proceeds from the sale of common stock	296.6	7.4
Proceeds from long-term debt issuance	564.2	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(83.3)	(51.6)
Net decrease in short-term debt	(12.0)	0.0
Cash flows from (used) in financing activities	618.0	(187.6)
Net decrease in cash and cash equivalents	(112.5)	(47.7)
Cash and cash equivalents at beginning of the period	185.2	200.5
Cash and cash equivalents at end of the period	$72.7	$152.8
Supplemental disclosure of non-cash activities
Debt assumed in NMGI acquisition	$200.0	0.0
Capital expenditures accrued-excluded above	$10.2	$(0.6)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2013 Annual Report on Form 10-K for a complete detailed discussion of accounting policies. The significant accounting policies for recently acquired NMGI and NMGC (see Note 16) are in alignment with TECO Energy, Inc.’s policies. The significant accounting policies for all utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sept. 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended Sept. 30, 2014 and 2013. The results of operations for the three months and nine months ended Sept. 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

The unaudited consolidated condensed financial statements include NMGI and NMGC as of the acquisition date of Sept. 2, 2014 (see Note 16). In addition, all periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly related to TECO Coal (see Note 15).

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

Revenues

As of Sept. 30, 2014 and Dec. 31, 2013, unbilled revenues of $61.0 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

Tampa Electric and PGS are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.7 million and $86.7 million, respectively, for the three and nine months ended Sept. 30, 2014, compared to $29.7 million and $81.8 million, respectively, for the three and nine months ended Sept. 30, 2013.

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

Goodwill

Goodwill represents the excess of the purchase price over the value assigned to the net identifiable assets of businesses acquired.  Accounting guidance requires that the company perform impairment tests on its goodwill annually or at any time when events occur that could impact the value of the company’s goodwill. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Statements of Operations.  The company added goodwill during the quarter resulting from the NMGC acquisition (see Note 16).

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

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for the company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The company is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Going Concern

In August 2014, the FASB issued guidance defining management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and the related footnote disclosures required. This guidance is effective for the company beginning in 2017. The company does not expect any significant impact from the adoption of this guidance on its financial statements.

3. Regulatory

Tampa Electric’s retail business and PGS are subject to regulation by the FPSC. Tampa Electric is also subject to regulation by the FERC under PUHCA 2005. However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under PUHCA 2005. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirements) equal to their cost of providing service, plus a reasonable return on invested capital.

NMGC is subject to regulation by the NMPRC. The NMPRC has jurisdiction over the regulatory matters related, directly and indirectly, to NMGC providing service to its customers, including, among other things, rates, accounting procedures, securities issuances, and standards of service. NMGC must follow certain accounting guidance that pertains specifically to entities that are subject to such regulation. Comparable to the FPSC, the NMPRC sets rates at a level that allows utilities such as NMGC to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

2011 NMGC Base Rate Case

In March 2011, NMGC filed an application with the NMPRC seeking authority to increase NMGC’s base rates by approximately $34.5 million on a normalized annual basis. In September 2011, the parties to the base rate proceeding entered into a settlement. The parties filed an unopposed stipulation reflecting the terms of that settlement with the NMPRC and the unopposed stipulation was approved by the NMPRC on Jan. 31, 2012, revising, among other things, base rates for all service provided on or after Feb. 1, 2012. The revised rates contained in the NMPRC-approved settlement increased NMGC’s base rate revenue by approximately $21.5 million on a normalized annual basis. The monthly residential customer access fee increased from $9.59 to $11.50, with the remaining rate increase reflected in changes to volumetric delivery charges. The parties stipulated that the NMPRC-approved revised rates would not increase again prior to July 31, 2013. Subsequently, as part of the May 2014 Settlement and subsequent NMPRC order approving the TECO Energy acquisition of NMGC, the rates will be frozen at the approved 2012 levels until the end of 2017 as reported in Note 16.

NMGC’s PGAC

Comparable to the PGS accounting for gas costs, NMGC’s cost of gas sold generally consists of (i) the amount paid to purchase the gas itself, (ii) variable pipeline transportation charges, (iii) fixed pipeline demand charges, (iv) storage charges, (v) commodity hedging costs and gains, and (vi) other related items. Virtually all of NMGC’s cost of gas sold is accounted for through an NMPRC-approved mechanism referred to as the PGAC. The PGAC is a ratemaking mechanism that allows for the adjustment of the gas commodity charge component of rates charged to gas sales service customers (referred to as the GCBF rate) to reflect monthly increases and decreases in NMGC’s cost of gas sold. Under this mechanism, gas sales service customers are charged a GCBF rate that allows NMGC to recoup its actual cost of gas sold to those customers on a near real-time basis. On a monthly basis, NMGC estimates its cost of gas for the next month (taking into consideration the expected cost of gas to be purchased for the next month, expected demand and any prior month under-recovery or over-recovery of NMGC’s cost of gas) and sets the GCBF rate to be used in the next month to recover those estimated costs. For any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in revenue collected through the PGAC. NMGC’s cost of gas sold is charged to customers with no mark-up and, therefore, NMGC does not earn any gross margin on the gas commodity charge component of customer bills. Despite the fact that NMGC does not earn any gross margin on the gas commodity charge component of customer bills, this portion of customer bills may generate significant increases or decreases in NMGC’s revenues, due to changes in the market price of natural gas.

At any point in time, NMGC typically will be in either an under-recovery or over-recovery position with respect to its cost of gas.  An under-recovery or over-recovery occurs when there are differences between the cost of gas billed to customers through the PGAC and the actual cost of gas incurred by NMGC. The under-recovery or over-recovery is a cumulative continuous balance from month to month. An over-recovery of these costs is reflected in Regulatory Liabilities in the current liabilities section of the company’s Statements of Financial Position. An under-recovery of these costs is reflected in Regulatory Assets in the current assets section of the company’s Statements of Financial Position.

NMGC also has regulatory authority to include a simple interest charge or credit, termed the PGAC Carrying Charge, in the PGAC and thus the GCBF rate, based upon the month-end balance of the PGAC under-recovery or over-recovery of NMGC’s cost of gas. PGAC Carrying Charges are reflected in Other Income in the company’s Statements of Operations.

NMGC’s annual PGAC period runs from Sept. 1 to Aug. 31. NMGC’s objective is to complete each annual PGAC period with no significant under-recovery or over-recovery of its cost of gas. The NMPRC requires that NMGC file an independently-audited reconciliation of the PGAC period costs and recoveries, annually in December. Additionally, NMGC must file a PGAC Continuation Filing with the NMPRC every four years. The most recent PGAC Continuation Filing was submitted to the NMPRC in June 2012.  The purpose of the PGAC Continuation Filing is to establish that the continued use of the PGAC is reasonable and necessary. In January 2013, the NMPRC approved the PGAC Continuation Filing, which essentially allows for the continued use of the PGAC for another four years.

TEC Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both Sept. 30, 2014 and Dec. 31, 2013.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC, while NMGC maintains its books in accordance with recognized policies of the NMPRC. In addition, Tampa Electric and NMGC maintain their accounts in accordance with recognized policies prescribed or permitted by the FERC.

Tampa Electric, PGS and NMGC apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them, when cost recovery is ordered over a period longer than a fiscal year.

Details of the regulatory assets and liabilities as of Sept. 30, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sep 30, 2014	Dec 31, 2013
Regulatory assets:
Regulatory tax asset (1)	$69.1	$67.4
Other:
Cost-recovery clauses	9.3	6.1
Postretirement benefit asset (2)	194.1	182.7
Deferred bond refinancing costs (3)	9.2	8.0
Debt basis adjustment (3)	21.7	0.0
Environmental remediation	52.3	51.4
Competitive rate adjustment	2.6	4.1
Other	8.2	7.7
Total other regulatory assets	297.4	260.0
Total regulatory assets	366.5	327.4
Less: Current portion	24.3	34.3
Long-term regulatory assets	$342.2	$293.1
Regulatory liabilities:
Regulatory tax liability (1)	$6.7	$9.8
Other:
Cost-recovery clauses	34.6	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	1.1	2.0
Accumulated reserve - cost of removal	693.6	594.0
Other	0.9	0.8
Total other regulatory liabilities	786.3	707.4
Total regulatory liabilities	793.0	717.2
Less: Current portion	65.8	85.8
Long-term regulatory liabilities	$727.2	$631.4
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over remaining service life of plan participants.
(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	Sep 30,	Dec 31,
(millions)	2014	2013
Clause recoverable (1)	$11.9	$10.2
Components of rate base (2)	199.3	185.6
Regulatory tax assets (3)	69.1	67.4
Capital structure and other (3)	86.2	64.2
Total	$366.5	$327.4
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)

“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2012 consolidated federal income tax return in January 2014. The U.S. federal statute of limitations remains open for years 2010 and forward. Years 2013 and 2014 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2014. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions for continuing operations include 2010 and forward.

The effective tax rate decreased to 35.38% for the nine months ended Sept. 30, 2014 from 37.35% for the same period in 2013. The decrease in the effective tax rate is the result of a state consolidated tax adjustment related to the acquisition of NMGC in the third quarter of 2014.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sep 30,	2014	2013	2014	2013
Components of net periodic benefit expense
Service cost	$4.6	$4.5	$0.6	$0.7
Interest cost on projected benefit obligations	8.0	7.3	2.7	2.3
Expected return on assets	(10.5)	(9.6)	(0.1)	0.0
Amortization of:
Prior service (benefit) cost	(0.1)	(0.1)	0.0	(0.1)
Actuarial loss	3.3	5.1	0.0	0.2
Regulatory asset	0.0	0.0	0.1	0.0
Settlement cost	0.0	1.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$5.3	$8.2	$3.3	$3.1
Nine months ended Sep 30,
Components of net periodic benefit expense
Service cost	$12.9	$13.6	$1.8	$1.9
Interest cost on projected benefit obligations	24.4	21.7	7.9	7.0
Expected return on assets	(31.2)	(28.8)	(0.1)	0.0
Amortization of:
Prior service (benefit) cost	(0.3)	(0.3)	(0.1)	(0.3)
Actuarial loss	10.0	15.4	0.1	0.7
Regulatory asset	0.0	0.0	0.1	0.0
Settlement cost	0.0	1.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$15.8	$22.6	$9.7	$9.3

On Sept. 2, 2014, TECO Energy completed the purchase of NMGI, the holding company of NMGC. The employees of NMGC became participants of TECO Energy’s pension plan effective as of the closing date of the purchase; however, NMGC employees will remain in their current partially-funded other postretirement benefit plan. As such, remeasurements of TECO’s pension plan and NMGC’s other postretirement benefits plan were performed as of Sept. 2, 2014.

For the remeasurement of the pension plan, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.277% for pension benefits under its qualified pension plan. TECO Energy assumed an EROA of 5.75% and a discount rate of 4.282% for the Sept. 2, 2014 measurement of NMGC’s other postretirement benefits. For the Jan. 1, 2014 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 5.096%. Additionally, TECO Energy made contributions of $47.5 million to its pension plan for the nine months ended Sept. 30, 2014. Net pension expense presented above includes the effects of these items subsequent to Sept. 2, 2014.

For the three and nine months ended Sept. 30, 2014, TECO Energy and its subsidiaries reclassed $0.7 million and $2.0 million pretax, respectively, of unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three and nine months ended Sept. 30, 2014, the regulated companies reclassed $2.7 million and $7.9 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

Black Lung Liability

TECO Coal is required by federal and state statutes to provide benefits to terminated, retired or (under state statutes) qualifying active employees for benefits related to black lung disease. TECO Coal is self-insured for black lung related claims. TECO Coal applies the accounting guidance of ACS 715 and annual expense is recorded for black lung obligations as determined by an independent actuary at the present value of the actuarially-computed liability for such benefits over the employee’s applicable term of service. At Sept. 30, 2014 and Dec. 31, 2013, TECO Coal had an actuarially-determined black lung liability of $27.8 million and $24.5 million, respectively. Expense related to the black lung liability recognized during the nine months ended Sept. 30, 2014 and 2013 was not material.

As discussed in Notes 15 and 18, TECO Coal was classified as an asset held for sale at Sept. 30, 2014. In accordance with ACS 715, an after-tax settlement charge of approximately $7 million related to the unfunded black lung obligations recorded in accumulated other comprehensive income will be recognized as a loss from discontinued operations upon completion of the sale of TECO Coal which is expected to occur in the fourth quarter of 2014.

6. Short-Term Debt

At Sept. 30, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Sep 30, 2014			Dec 31, 2013
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	78.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	300.0	55.0	0.0	200.0	0.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	17.0	1.7	0.0	0.0	0.0
Total	$900.0	$72.0	$2.4	$675.0	$84.0	$0.7

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At Sept. 30, 2014, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sept. 30, 2014 and Dec. 31, 2013 was 1.37% and 0.56%, respectively.

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

TECO Energy Credit Agreement Assigned to and Assumed by NMGC

As previously disclosed, on Dec. 17, 2013, TECO Energy entered into a $125 million bank credit facility, pursuant to which it was the initial party to the Credit Agreement (the NMGC Credit Agreement). TECO Energy had no rights or obligations to borrow under the NMGC Credit Agreement, which was entered into solely with the intent of it being assigned to, and assumed by, NMGC upon the closing of the Acquisition. Pursuant to the terms of the NMGC Credit Agreement, on Sept. 2, 2014, TECO Energy designated NMGC as the borrower under the NMGC Credit Agreement by delivering a Joinder and Release Agreement duly executed by TECO Energy and NMGC, whereupon (i) NMGC became the borrower for all purposes of the NMGC Credit Agreement and the other credit facility documents under the NMGC Credit Agreement, and (ii) TECO Energy ceased to be a party to the NMGC Credit Agreement and any further rights or obligations thereunder. The NMGC Credit Agreement (i) has a maturity date of Dec. 17, 2018 (subject to further extension with the consent of each lender); (ii) allows NMGC to borrow funds at a rate equal to the one-month London interbank deposit rate plus a margin; (iii) as an alternative to the above interest rate, allows NMGC to borrow funds at an interest rate equal to a margin plus the higher of JPMorgan Chase Bank’s prime rate, the federal funds rate plus 50 basis points, or the London interbank deposit rate plus 1.00%; (iv) allows NMGC to borrow funds on a same-day basis under a Swingline Loan provision, which loans mature on the fourth Banking Day after which any such loans are made and bear interest at an interest rate as agreed by the Borrower and the relevant Swingline Lender prior to the making of any such loans; (v) allows NMGC to request the lenders to increase their commitments under the credit facility by up to $75 million in the aggregate; and (vi) includes a $40 million letter of credit facility.

TECO Energy and TECO Finance Bridge Facility

As previously disclosed, TECO Energy and TECO Finance entered into a $1.075 billion senior unsecured bridge credit agreement (the Bridge Facility) on Jun. 24, 2013, among TECO Energy as guarantor, TECO Finance as borrower, Morgan Stanley Senior Funding, Inc. (Morgan Stanley) as administrative agent, sole lead arranger and sole book runner, and Morgan Stanley together with nine other banks as lenders in the Bridge Facility. TECO Energy unconditionally guaranteed TECO Finance’s obligations under the Bridge Facility. In the third quarter of 2014, TECO Energy permanently financed the NMGC Acquisition with a combination of (i) a TECO Energy equity offering, (ii) the issuance of debt at NMGC and NMGI, (iii) cash on hand and (iv) short-term borrowings.  Upon closing of the acquisition on Sept. 2, 2014, the commitment under the Bridge Facility was permanently cancelled by TECO Energy and TECO Finance.

Amendment of TECO Energy/TECO Finance, Tampa Electric Company, and New Mexico Gas Company Bank Credit Facilities

On Sept. 30, 2014, TECO Energy amended its $200 million bank credit facility, entering into Amendment No. 2 to its Fourth Amended and Restated Credit Agreement dated as of Dec. 17, 2013, as previously amended, (the TECO Credit Facility) whereby TECO Energy continues as Guarantor and its wholly-owned subsidiary, TECO Finance, continues as Borrower. The amendment increases the total commitments under the TECO Credit Facility to $300 million, changed the swingline commitments, and reallocates commitments among the lenders.

On Sept. 30, 2014, TEC amended its $325 million bank credit facility, entering into Amendment No. 2 to its Fourth Amended and Restated Credit Agreement dated as of Dec. 17, 2013, as previously amended. The amendment changed the swingline commitments and reallocates commitments among the lenders.

On Sept. 30, 2014, NMGC amended its $125 million bank credit facility, entering into Amendment No. 2 to its Credit Agreement dated as of Dec. 17, 2013, as previously amended. The amendment changed the swingline commitments and reallocates commitments among the lenders.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2014, total long-term debt had a carrying amount of $3,629.3 million and an estimated fair market value of $3,949.6 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $2,921.1 million and an estimated fair market value of $3,184.1 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of Tampa Electric Company 4.35% Notes due 2044

On May 15, 2014, TEC completed an offering of $300 million aggregate principal amount of 4.35% Notes due 2044 (the TEC 2014 Notes). The TEC 2014 Notes were sold at 99.933% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $296.6 million. Net proceeds were used to repay short-term debt and for general corporate purposes. TEC may redeem all or any part of the TEC 2014 Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of TEC 2014 Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after Nov. 15, 2043, TEC may at its option redeem the TEC 2014 Notes, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

Issuance of New Mexico Gas Intermediate Series A Senior Unsecured 2.71% Notes due 2019

On Sept. 2, 2014, NMGI completed an offering of $50 million aggregate principal amount of 2.71% Series A Senior Unsecured Notes due July 30, 2019 (the NMGI Series A Notes). The NMGI Series A Notes were sold at 100% of par. The offering resulted in net proceeds to NMGI (after deducting underwriting discounts, commissions and estimated offering expenses) of approximately $49.3 million. Net proceeds were used to repay existing indebtedness and for general corporate purposes. NMGI may redeem all or any part of the NMGI Series A Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of NMGI Series A Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the NMGI notes to be redeemed, discounted at an applicable reinvestment yield (as defined in the note purchase agreement), plus 50 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. The NMGI Series A Notes were issued in a private placement that was not subject to the registration requirements of the Securities Act of 1933.

Issuance of New Mexico Gas Intermediate Series B Senior Unsecured 3.64 % Notes due 2024

On Sept. 2, 2014, NMGI completed an offering of $150 million aggregate principal amount of 3.64% Series B Senior Unsecured Notes due July 30, 2024 (the NMGI Series B Notes). The NMGI Series B Notes were sold at 100% of par. The offering resulted in net proceeds to NMGI (after deducting underwriting discounts, commissions and estimated offering expenses) of approximately $149.1 million. Net proceeds were used to repay existing indebtedness and for general corporate purposes. NMGI may redeem all or any part of the NMGI Series B Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of NMGI Series B Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the NMGI notes to be redeemed, discounted at an applicable reinvestment yield (as defined in the note purchase agreement), plus 50 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. The NMGI Series B Notes were issued in a private placement that was not subject to the registration requirements of the Securities Act of 1933.

Issuance of New Mexico Gas Company Senior Unsecured 3.54 % Notes due 2026

On Sept. 2, 2014, NMGC completed an offering of $70 million aggregate principal amount of 3.54% Senior Unsecured Notes due July 30, 2026 (the NMGC 2014 Notes). The NMGC 2014 Notes were sold at 100% of par. The offering resulted in net proceeds to NMGC (after deducting underwriting discounts, commissions and estimated offering expenses) of approximately $69.3 million. Net proceeds were used to repay existing indebtedness and for general corporate purposes. NMGC may redeem all or any part of the NMGC 2014 Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of NMGC 2014 Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the notes to be redeemed, discounted at an applicable reinvestment yield (as defined in the note purchase agreement), plus 50 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. The NMGC 2014 Notes were issued in a private placement that was not subject to the registration requirements of the Securities Act of 1933.

Amendment of New Mexico Gas Company 4.87 % Notes due 2021

On Feb. 8, 2011, NMGC issued secured notes in an aggregate principal amount of $200 million (NMGC 2011 Notes), maturing Feb. 8, 2021. The NMGC 2011 Notes were issued in a private placement that was not subject to the registration requirements of the Securities Act of 1933.

On July 16, 2014, NMGC received approvals from the noteholders of the NMGC 2011 Notes to release the collateral securing the NMGC 2011 Notes by amending the existing note purchase agreement. The amendments to the note purchase agreement were subject to the approval of the NMPRC and on Oct. 22, 2014, NMGC received the required NMPRC approval of the amendments. On Oct. 30, 2014, the amendments became effective and the collateral securing the NMGC 2014 Notes was released (see Note 18).

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and nine months ended Sept. 30, 2014 and 2013, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Sep 30,			Nine months ended Sep 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2014
Unrealized loss on cash flow hedges	$(0.3)	$0.1	$(0.2)	$(0.3)	$0.1	$(0.2)
Reclassification from AOCI to net income (1)	0.4	(0.1)	0.3	0.9	(0.3)	0.6
Gain on cash flow hedges	0.1	0.0	0.1	0.6	(0.2)	0.4
Amortization of unrecognized benefit costs (2)	0.4	(0.2)	0.2	2.4	(0.8)	1.6
Increase in unrecognized postemployment costs (3)	0.0	0.0	0.0	(12.9)	4.7	(8.2)
Change in benefit obligation due to remeasurement	(1.1)	0.4	(0.7)	(1.1)	0.4	(0.7)
Total other comprehensive income (loss) from continuing operations	$(0.6)	$0.2	$(0.4)	$(11.0)	$4.1	$(6.9)
2013
Unrealized gain on cash flow hedges	$1.1	$(0.4)	$0.7	$0.7	$(0.3)	$0.4
Reclassification from AOCI to net income (1)	0.1	0.0	0.1	1.0	(0.3)	0.7
Gain on cash flow hedges	1.2	(0.4)	0.8	1.7	(0.6)	1.1
Amortization of unrecognized benefit costs (2)	1.0	(0.4)	0.6	3.2	(1.2)	2.0
Recognized benefit costs due to settlement	2.6	(1.0)	1.6	2.6	(1.0)	1.6
Total other comprehensive income from continuing operations	$4.8	$(1.8)	$3.0	$7.5	$(2.8)	$4.7
(1) Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Loss from discontinued operations.
(2) Related to postretirement and postemployment benefits. See Note 5 for additional information.
(3) Amounts reflect an out-of-period adjustment related to TECO Coal's unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	Sep 30, 2014	Dec 31, 2013
Unrecognized pension loss and prior service credit (1)	$(19.9)	$(20.5)
Unrecognized other benefit loss, prior service cost and transition obligation (2)	7.2	15.1
Net unrealized losses from cash flow hedges (3)	(7.4)	(7.8)
Total accumulated other comprehensive loss	$(20.1)	$(13.2)

(1) Net of tax benefit of $12.3 million and $12.6 million as of Sept. 30, 2014 and Dec. 31, 2013, respectively.

(2)  Net of tax expense of $4.4 million and $9.1 million as of Sept. 30, 2014 and Dec. 31, 2013, respectively. Balance includes a $7.8 million loss related to TECO Coal's unfunded black lung liability that will be reclassified from AOCI to net income from discontinued operations upon the settlement of the black lung obligation at the sale date. See Note 18.

(3) Net of tax benefit of $4.7 million and $4.9 million as of Sept. 30, 2014 and Dec. 31, 2013, respectively.

9. Earnings Per Share

	For the three months ended Sep 30,		For the nine months ended Sep 30,
(millions, except per share amounts)	2014	2013 (1)	2014	2013 (1)
Basic earnings per share
Net income from continuing operations	$73.0	$64.3	$179.0	$153.3
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.5)
Income before discontinued operations available to common shareholders - Basic	$72.8	$64.1	$178.4	$152.8
Income (Loss) from discontinued operations, net	$(61.9)	$(1.5)	$(59.4)	$2.4
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (Loss) from discontinued operations available to common shareholders - Basic	$(61.9)	$(1.5)	$(59.4)	$2.4
Net income	$11.1	$62.8	$119.6	$155.7
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.5)
Net income available to common shareholders - Basic	$10.9	$62.6	$119.0	$155.2
Average common shares outstanding - Basic	227.8	215.2	220.3	214.9
Earnings per share from continuing operations available to common shareholders - Basic	$0.32	$0.30	$0.81	$0.71
Earnings per share from discontinued operations available to common shareholders - Basic	$(0.28)	$(0.01)	$(0.27)	$0.01
Earnings per share available to common shareholders - Basic	$0.04	$0.29	$0.54	$0.72
Diluted earnings per share
Net income from continuing operations	$73.0	$64.3	$179.0	$153.3
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.5)
Income before discontinued operations available to common shareholders - Diluted	$72.8	$64.1	$178.4	$152.8
Income (Loss) from discontinued operations, net	$(61.9)	$(1.5)	$(59.4)	$2.4
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (Loss) from discontinued operations available to common shareholders - Diluted	$(61.9)	$(1.5)	$(59.4)	$2.4
Net income	$11.1	$62.8	$119.6	$155.7
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.5)
Net income available to common shareholders - Diluted	$10.9	$62.6	$119.0	$155.2
Unadjusted average common shares outstanding - Diluted	227.8	215.2	220.3	214.9
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.5	0.4	0.5	0.5
Average common shares outstanding - Diluted	228.3	215.6	220.8	215.4
Earnings per share from continuing operations available to common shareholders - Diluted	$0.32	$0.30	$0.81	$0.71
Earnings per share from discontinued operations available to common shareholders - Diluted	$(0.28)	$(0.01)	$(0.27)	$0.01
Earnings per share available to common shareholders - Diluted	$0.04	$0.29	$0.54	$0.72
Anti-dilutive shares	0.0	0.0	0.0	0.0
(1) All prior periods presented reflect the classification of TECO Coal as discontinued operations (see Note 15).

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

Peoples Gas Legal Proceedings

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

New Mexico Gas Company - February 2011 Gas Shortages, System Emergencies, Curtailments of Service, and Related Litigation

In February 2011, NMGC experienced gas shortages due to weather-related interruptions of electric service, weather-related problems on the systems of various interstate pipelines and in gas fields that are the sources of gas supplied to NMGC, and high weather-driven usage. This gas supply disruption and high usage resulted in the declaration of system emergencies by NMGC causing involuntary curtailments of gas utility service to approximately 28,700 customers (residential and business).

In March 2011, a customer purporting to represent a class consisting of all “32,000 [sic] customers” who had their gas utility service curtailed during the early-February system emergencies filed a putative class action lawsuit against NMGC. In March 2011, the Town of Bernalillo, New Mexico, purporting to represent a class consisting of all “New Mexico municipalities and governmental entities who have suffered damages as a result of the natural gas utility shut off” also filed a putative class action lawsuit against NMGC, four of its officers, and John and Jane Does at NMGC. In July 2011, the plaintiff in the Bernalillo class action filed an amended complaint to add an additional plaintiff purporting to represent a class of all “similarly situated New Mexico private businesses and enterprises.”

The two purported class action suits (three purported classes) were consolidated. In September 2014, the court entered a final order dismissing the consolidated cases in their entirety with prejudice. A written order is pending. Plaintiffs have stated an intention to appeal. The period for appeal expires 30 days after the written order is signed, which is expected in October 2014.

Two lawsuits representing 18 insurance carriers have filed subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. These subrogation matters are pending and discovery is proceeding. NMGC anticipates filing motions to dismiss similar to those filed in the class actions.

NMGC believes these claims in the pending actions described above in this item are without merit and intends to defend the matters vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these claims.

Davis v. Tampa Electric Company, et. al.

Thirty six year old Scott Davis died from mesothelioma in March 2014. His estate and his family are suing Tampa Electric as a result.

Mr. Davis allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area. Plaintiff's case against Tampa Electric and nineteen other defendants alleges, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death.

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

While the duration of the annulment proceedings is uncertain, a hearing is scheduled in October 2015 and the proceedings as a whole are expected to take approximately two years to conclude, with a decision by the ad hoc committee in mid- to late-2016. Pending the outcome of annulment proceedings, 2014 results to date do not reflect any benefit of this decision.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2014, TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of Sept. 30, 2014 is as follows:

Guarantees - TECO Energy
(millions)	Year of expiration			Maximum
			After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2014	2015-2018	2018	Obligation	at Sep 30, 2014 (2)
TECO Coal
Fuel purchase related	$0.0	$0.7	$4.0	$4.7	$0.0
Other subsidiaries
Fuel purchase/energy management	0.0	0.0	92.9	92.9	0.1
Total	$0.0	$0.7	$96.9	$97.6	$0.1

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2014	2015-2018	2018	Total	at Sep 30, 2014 (2)
Tampa Electric Company	$0.0	$0.0	$0.7	$0.7	$0.1

Letters of Credit - New Mexico Gas Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2014	2015-2018	2018	Total	at Sep 30, 2014 (2)
New Mexico Gas Company	$0.0	$0.0	$1.7	$1.7	$1.3

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2018.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy or TEC or NMGC under these agreements at Sept. 30, 2014. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2014, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico	TECO	Other &	TECO
Three months ended Sep 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Eliminations (2)	Energy
2014
Revenues - external	$581.5	$86.9	$16.2	$0.0	$2.6	$687.2
Sales to affiliates	0.3	0.0	0.0	0.0	(0.3)	0.0
Total revenues	581.8	86.9	16.2	0.0	2.3	687.2
Depreciation and amortization	61.8	13.6	2.8	0.0	0.4	78.6
Total interest charges	23.8	3.5	1.1	0.0	14.5	42.9
Provision (benefit) for income taxes	48.5	3.0	(0.5)	0.0	(17.3)	33.7
Net income (loss) from continuing operations	79.7	4.8	(0.9)	0.0	(10.6)	73.0
Income from discontinued operations, net (1)	0.0	0.0	0.0	(64.8)	2.9	(61.9)
Net income (loss)	$79.7	$4.8	$(0.9)	$(64.8)	$(7.7)	$11.1
2013
Revenues - external	$556.2	$83.1	$0.0	$0.0	$2.8	$642.1
Sales to affiliates	0.2	0.3	0.0	0.0	(0.5)	0.0
Total revenues	556.4	83.4	0.0	0.0	2.3	642.1
Depreciation and amortization	62.2	13.4	0.0	0.0	0.5	76.1
Total interest charges	22.8	3.4	0.0	0.0	13.7	39.9
Provision (benefit) for income taxes	42.7	3.4	0.0	0.0	(7.2)	38.9
Net income (loss) from continuing operations	68.7	5.4	0.0	0.0	(9.8)	64.3
Income from discontinued operations, net (1)	0.0	0.0	0.0	(1.4)	(0.1)	(1.5)
Net income (loss)	$68.7	$5.4	$0.0	$(1.4)	$(9.9)	$62.8

(millions)	Tampa	Peoples	New Mexico	TECO	Other &	TECO
Nine months ended Sep 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Eliminations (2)	Energy
2014
Revenues - external	$1,546.9	$300.0	$16.2	$0.0	$7.8	$1,870.9
Sales to affiliates	0.8	0.6	0.0	0.0	(1.4)	0.0
Total revenues	1,547.7	300.6	16.2	0.0	6.4	1,870.9
Depreciation and amortization	185.6	40.3	2.8	0.0	1.3	230.0
Total interest charges	69.1	10.3	1.1	0.0	42.7	123.2
Provision (benefit) for income taxes	112.2	17.0	(0.5)	0.0	(30.7)	98.0
Net income (loss) from continuing operations	187.1	26.9	(0.9)	0.0	(34.1)	179.0
Income from discontinued operations, net (1)	0.0	0.0	0.0	(65.6)	6.2	(59.4)
Net income (loss)	$187.1	$26.9	$(0.9)	$(65.6)	$(27.9)	$119.6
2013
Revenues - external	$1,476.6	$306.3	$0.0	$0.0	$10.0	$1,792.9
Sales to affiliates	0.7	0.8	0.0	0.0	(1.5)	0.0
Total revenues	1,477.3	307.1	0.0	0.0	8.5	1,792.9
Depreciation and amortization	182.0	39.6	0.0	0.0	1.2	222.8
Total interest charges	69.5	10.1	0.0	0.0	42.0	121.6
Provision (benefit) for income taxes	94.0	17.1	0.0	0.0	(19.7)	91.4
Net income (loss) from continuing operations	151.1	27.1	0.0	0.0	(24.9)	153.3
Income from discontinued operations, net (1)	0.0	0.0	0.0	2.3	0.1	2.4
Net income (loss)	$151.1	$27.1	$0.0	$2.3	$(24.8)	$155.7
At Sep 30, 2014
Goodwill	$0.0	$0.0	$401.8	$0.0	$0.0	$401.8
Assets held for sale, current	0.0	0.0	0.0	133.7	0.0	133.7
Assets held for sale, non-current	0.0	0.0	0.0	78.6	0.0	78.6
Total assets	$6,485.5	$1,034.1	$1,171.4	$261.8	$(299.2)	$8,653.6
At Dec 31, 2013
Total assets	$6,126.9	$1,021.2	$0.0	$316.3	$(16.4)	$7,448.0

(1)    All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly relate to TECO Coal. See Note 15.

(2) NMGI is included in the Other & Eliminations segment.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

—	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and NMGC,
—	to limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates, and
—	to limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

The company applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas for its regulated companies. These standards, in accordance with the FPSC and NMPRC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of hedging activities on the fuel recovery clause. As a result, these changes are not recorded in OCI (see Note 3).

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

The NMPRC allows, and generally expects, NMGC to have a commodity hedging program in order to hedge against increases in natural gas prices. Each year, NMGC develops an annual gas hedging plan, reviews that plan with the Staff of the NMPRC and representatives of the Attorney General of the State of New Mexico, and includes certain aspects of that plan in a report on NMGC’s annual gas supply plan which is filed with the NMPRC. As discussed in Note 3 under the caption NMGC’s PGAC, unless there are program-related disallowances, all costs associated with NMGC’s commodity hedging program are recoverable from customers through the PGAC, and any income or savings associated with the commodity hedging program are credited to customers through the PGAC. The instruments NMGC uses in its commodity hedging program are generally limited to fixed-price gas purchase contracts and call options. The fixed-price gas purchase contracts into which NMGC enters to serve its gas sales service customers qualify for the normal purchase and sales exception discussed previously and, therefore, those contracts are not recognized at fair value in the company’s Consolidated Condensed Balance Sheet.

NMGC enters into numerous natural gas call option contracts for hedging purposes during the winter heating season. These call options allow NMGC to hedge specific quantities of natural gas at specified prices during the period from December through February. The premiums NMGC pays to enter into these call options are deferred at the time of payment in the company’s Consolidated Condensed Balance Sheet. These call option premiums are amortized in equal monthly amounts through the PGAC over the period from October through March. Cash received by NMGC from call options at expiration is credited to customers through the PGAC in the month in which the call options expire. Unamortized call option premiums are generally recorded as derivative assets, but when there are mark-to-market losses associated with these derivative assets, a portion, or all, of derivative assets are reclassified to regulatory assets in the company’s Consolidated Condensed Balance Sheet due to the recoverability of the unamortized call option premiums through the PGAC. The mark-to-market losses are limited to the amount of unamortized call option premiums at any point in time due to the regulatory treatment given to NMGC’s natural gas call options.

The following table presents the derivatives that are designated as cash flow hedges at Sept. 30, 2014 and Dec. 31, 2013:

Total Derivatives (1)
	Sep 30,	Dec 31,
(millions)	2014	2013
Current assets	$0.2	$9.7
Long-term assets	0.0	0.3
Total assets	$0.2	$10.0

Current liabilities	$4.1	$0.1
Long-term liabilities	1.6	0.2
Total liabilities	$5.7	$0.3
(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at Sept. 30, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties.

Offsetting of Derivative Assets and Liabilities
(millions)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Sep 30, 2014
Description
Derivative assets	$1.4	$(1.2)	$0.2
Derivative liabilities	$(6.9)	$1.2	$(5.7)

Dec 31, 2013
Description
Derivative assets	$10.5	$(0.5)	$10.0
Derivative liabilities	$(0.8)	$0.5	$(0.3)

The following table presents the derivative hedges of diesel fuel contracts at Sept. 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for diesel fuel used in the production of coal. All diesel fuel derivatives are expected to be settled prior to the closing of the sale of TECO Coal.

Diesel Fuel Derivatives
	Sep 30,	Dec 31,
(millions)	2014	2013
Current assets	$0.1	$0.2
Long-term assets	0.0	0.0
Total assets	$0.1	$0.2

Current liabilities	$0.1	$0.1
Long-term liabilities	0.0	0.0
Total liabilities	$0.1	$0.1

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
	Sep 30,	Dec 31,
(millions)	2014	2013
Current assets	$0.1	$9.5
Long-term assets	0.0	0.3
Total assets	$0.1	$9.8

Current liabilities	$4.0	$0.0
Long-term liabilities	1.6	0.2
Total liabilities	$5.6	$0.2

The ending balance in AOCI related to the cash flow hedges and interest rate swaps at Sept. 30, 2014 is a net loss of $7.4 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following tables present the fair values and locations of derivative instruments recorded on the balance sheet at Sept. 30, 2014 and Dec. 31, 2013. All diesel fuel derivatives are expected to be settled prior to the closing on the sale of TECO Coal.

Derivatives Designated as Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Sep 30, 2014	Location	Value	Location	Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.1	Derivative liabilities	$0.1
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	0.1	Derivative liabilities	4.0
Long-term	Derivative assets	0.0	Derivative liabilities	1.6
Total derivatives designated as hedging instruments		$0.2		$5.7

	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec 31, 2013	Location	Value	Location	Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.2	Derivative liabilities	$0.1
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	9.5	Derivative liabilities	0.0
Long-term	Derivative assets	0.3	Derivative liabilities	0.2
Total derivatives designated as hedging instruments		$10.0		$0.3

The following tables present the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of Sept. 30, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Sep 30, 2014	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.1	Regulatory assets	$4.0
Long-term	Regulatory liabilities	0.0	Regulatory assets	1.6
Total		$0.1		$5.6

(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec 31, 2013	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2
Total		$9.8		$0.2
(1)

Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2014, net pretax losses of $3.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three and nine months ended Sept. 30. All diesel fuel derivatives are expected to be settled prior to the closing on the sale of TECO Coal.

Effect of Hedging Instruments on OCI and Income
For the three months ended Sep 30:	Amount of	Location of	Amount of
	Gain/(Loss) on	Gain/(Loss)	Gain/(Loss)
	Derivatives	Reclassified	Reclassified
	Recognized in	From AOCI	From AOCI
(millions)	OCI	Into Income	Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2014
Interest rate contracts	$0.0	Interest expense	$(0.3)
Commodity contracts:
Diesel fuel derivatives	(0.2)	Loss from discontinued operations	0.0
Total	$(0.2)		$(0.3)
2013
Interest rate contracts	$0.0	Interest expense	$(0.2)
Commodity contracts:
Diesel fuel derivatives	0.7	Loss from discontinued operations	0.1
Total	$0.7		$(0.1)

For the nine months ended Sep 30:	Amount of	Location of	Amount of
	Gain/(Loss) on	Gain/(Loss)	Gain/(Loss)
	Derivatives	Reclassified	Reclassified
	Recognized in	From AOCI	From AOCI
(millions)	OCI	Into Income	Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2014
Interest rate contracts	$0.0	Interest expense	$(0.5)
Commodity contracts:
Diesel fuel derivatives	(0.2)	Loss from discontinued operations	(0.1)
Total	$(0.2)		$(0.6)
2013
Interest rate contracts	$0.0	Interest expense	$(0.7)
Commodity contracts:
Diesel fuel derivatives	0.4	Loss from discontinued operations	0.0
Total	$0.4		$(0.7)
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

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the nine months ended Sept. 30. All diesel fuel derivatives are expected to be settled prior to the closing on the sale of TECO Coal.

Qualifying Cash Flow Hedges
		Amount of	Amount of
	Fair Value	Gain/(Loss)	Gain/(Loss)
	Asset/	Recognized	Reclassified From
(millions)	(Liability)	in OCI (1)	AOCI Into Income
2014
Interest rate swaps	$0.0	$0.0	$(0.5)
Diesel fuel derivatives	0.0	(0.2)	(0.1)
Total	$0.0	$(0.2)	$(0.6)
2013
Interest rate swaps	$0.0	$0.0	$(0.7)
Diesel fuel derivatives	0.1	0.4	0.0
Total	$0.1	$0.4	$(0.7)
(1)	Changes in OCI and AOCI are reported in after-tax dollars.

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

Derivative Volumes	Diesel Fuel Contracts		Natural Gas Contracts
(millions)	(Gallons)		(MMBTUs)
Year	Physical	Financial	Physical	Financial
2014	0.0	0.5	0.0	11.6
2015	0.0	0.0	0.0	32.2
2016	0.0	0.0	0.0	7.6
Total	0.0	0.5	0.0	51.4

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of Sept. 30, 2014, substantially all positions with counterparties were net liabilities.

Certain TECO Energy derivative instruments contain provisions that require the company’s debt, or in the case of derivative instruments where TEC is the counterparty, TEC’s debt, to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings, including TEC’s, were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The company has no other contingent risk features associated with any derivative instruments. Substantially all of the company’s open positions with counterparties as of Sept. 30, 2014 were liability positions.

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

Accounting guidance governing fair value measurements and disclosures provides that fair value represents the amount that would be received in selling an asset or the amount that would be paid in transferring a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, accounting guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs, such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques noted under accounting guidance:

(A)  Market approach:  Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B)  Cost approach:  Amount that would be required to replace the service capacity of an asset (replacement cost); and

(C)  Income approach:  Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The fair value of financial instruments is determined by using various market data and other valuation techniques. At Sept. 30, 2014 and Dec. 31, 2013, the company did not have any financial assets or liabilities for which disclosures about fair value are required.

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

Recurring Fair Value Measures
	At fair value as of Sep 30, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.1	$0.0	$0.1
Diesel fuel swaps	0.0	0.1	0.0	0.1
Total	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas swaps	$0.0	$5.6	$0.0	$5.6
Diesel fuel swaps	0.0	0.1	0.0	0.1
Total	$0.0	$5.7	$0.0	$5.7

	At fair value as of Dec 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8
Diesel fuel swaps	0.0	0.2	0.0	0.2
Total	$0.0	$10.0	$0.0	$10.0

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2
Diesel fuel swaps	0.0	0.1	0.0	0.1
Total	$0.0	$0.3	$0.0	$0.3

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $8.1 million and $20.9 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2014, respectively, and $6.5 million and $16.4 million for the three and nine months ended Sept. 30, 2013, respectively.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

15. Discontinued Operations, Assets Held for Sale and Asset Impairments

TECO Coal Company

On Sept. 29, 2014, the Board of Directors of TECO Energy authorized management to enter into negotiations for the sale of TECO Coal. As a result, the TECO Coal segment was accounted for as an asset held for sale and discontinued operation at Sept. 30, 2014, which for the quarter includes TECO Coal’s operating results and a pretax $98.4 million impairment charge related to the held-for-sale TECO Coal assets. This charge represents the write down to TECO Coal’s implied fair value of the binding offer less estimated costs to sell. Although the offer is a binding offer, the fair value measurement is considered a Level 2 measurement since the market is not active as defined by accounting standards (i.e. transactions for these assets are too infrequent to provide pricing information on an ongoing basis).

As reported in Note 18, on Oct. 17, 2014, TECO Diversified entered into an SPA to sell all of its ownership interest in TECO Coal to Cambrian Coal Corporation for $120 million plus contingent payments of up to $50 million that may be paid between 2015 and 2019 depending on specified coal benchmark prices. The SPA also contains indemnification provisions subject to specified limitations as to time and amount. Closing on the sale is subject to the purchaser obtaining financing, and other normal closing conditions. After closing, TECO Energy will not have influence over operations of TECO Coal, therefore the contingent payments and indemnification provisions are not considered direct cash flows. The resulting sale price reflected in the SPA did not materially change from implied fair value of the binding offer.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale
(millions)	Sep 30, 2014
Current assets	$133.7
Property, plant and equipment, net and other long-term assets	78.6
Total assets held for sale	$212.3

Liabilities associated with assets held for sale
(millions)
Current liabilities	$41.1
Long-term liabilities	64.4
Total liabilities associated with assets held for sale	$105.5

TECO Guatemala

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

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended		Nine months ended
	Sep 30,		Sep 30,
(millions)	2014	2013	2014	2013
Revenues	$101.6	$123.7	$328.3	$370.0
(Loss) Income from operations (1)	(0.4)	(2.9)	0.8	0.0
(Loss) on impairment	(98.4)	0.0	(98.4)	0.0
(Loss) Income from discontinued operations (2)	(98.8)	(2.9)	(97.6)	0.0
(Benefit) Provision for income taxes (3)	(36.9)	(1.4)	(38.2)	(2.4)
(Loss) Income from discontinued operations, net	$(61.9)	$(1.5)	$(59.4)	$2.4

(1)

TECO Guatemala related amounts included above are $(0.2) million and $5.0 million during the three months ended Sept. 30, 2013 and nine months ended Sept. 30, 2014, respectively. Other periods have no reportable amount.

(2)

TECO Guatemala related amounts included above are $(0.2) million and $5.0 million during the three months ended Sept. 30, 2013 and nine months ended Sept. 30, 2014, respectively. Other periods have no reportable amount.

(3)

TECO Guatemala related amounts included above are $(0.1) million and $1.9 million during the three months ended Sept. 30, 2013 and nine months ended Sept. 30, 2014, respectively. Other periods have no reportable amount.

16. Acquisition of New Mexico Gas Intermediate

Description of Transaction

On Sept. 2, 2014, the company completed the acquisition contemplated by the SPA dated May 25, 2013 by and among the company, NMGI, and Continental Energy Systems LLC. As a result of that acquisition, the company acquired all of the capital stock of NMGI. NMGI is the parent company of NMGC. The aggregate purchase price was $950 million, which included the assumption of $200 million of senior secured notes at NMGC, plus certain working capital adjustments.

Description of NMGC

NMGC, with approximately 720 employees, serves more than 513,000 customers, predominately residential, in New Mexico with the majority located in the Central Rio Grande Corridor region, which is one of the fastest growing regions in the state. The company serves approximately 60 percent of the state’s population with customers in 23 of New Mexico’s 33 counties. Customers are served through a combination of approximately 1,600 miles of transmission pipeline and 10,000 miles of distribution lines.

Strategic Rationale for Acquisition

—	A transformative transaction that immediately added more than 513,000 customers in a single state.
—	Provides an opportunity for TECO’s experienced management team to share marketing expertise to a new and growing service territory, and for both companies to share best practices to support growth.
—	Increases the percentage of net income from regulated operations and diversifies TECO Energy’s operating footprint.
—	Provides immediate to near-term shareholder and customer benefits through organic growth opportunities.

Acquisition-Related Regulatory Matters

NMGC is a rate-regulated natural gas utility subject to the regulation of the NMPRC, including with respect to its rates, service standards, accounting, securities issuances, construction of major new transmission and distribution facilities and other matters affecting, directly or indirectly, the provision of natural gas sales and transportation services to NMGC’s customers.

In May 2014, TECO Energy reached a settlement with the New Mexico Industrial Energy Consumers (which represents large customers), the New Mexico Attorney General’s office (which represents the New Mexico residential and small business customers) and the U.S. Department of Energy. As part of this settlement of the application for approval of the acquisition by the NMPRC, TECO Energy agreed, among other things, to:

—	Freeze rates for NMGC customers until the end of 2017,
—	credit NMGC customers with a $2 million rate credit to customer bills in the first year after the close of the transaction, which will increase to $4 million per year until NMGC’s next rate case,
—	cap job losses in New Mexico at 99 over three years, many of which will be through attrition,
—	maintain the NMGC name and headquarters in Albuquerque,
—	support new economic development opportunities designed to attract new businesses to New Mexico through maintaining good service and reasonable customer rates,
—	maintain or increase NMGC’s current level of community involvement and support, and
—	own NMGC for at least 10 years.

On Aug. 13, 2014, the NMPRC approved the acquisition with the conditions set forth in the settlement agreements described above. The transaction closed on Sept. 2, 2014.

Purchase Price

The total consideration in the acquisition was as follows:

Consideration Transferred
(millions)
Cash	$530.1
Long-term debt assumed or settled, including accrued interest and fees	419.9
Total consideration transferred, excluding cash and working capital adjustments	$950.0

Purchase Price Allocation

The majority of NMGI’s assets acquired and liabilities assumed relate to deferred income taxes associated with its NOL. These were recorded in accordance with the applicable accounting guidance. Additionally, the company paid off the existing outstanding debt at NMGI and issued $200 million of new NMGI debt at closing. Since the refinancing took place at closing, face value approximated fair value.

The majority of NMGC’s operations are subject to the rate-setting authority of the FERC and NMPRC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. Rate-setting and cost recovery provisions currently in place for NMGC’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, the ARO, derivatives, OPEB plans, and deferred taxes, fair values of tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values. Accordingly, assets acquired and liabilities assumed and pro-forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and pre-merger carrying amounts for long-term debt, derivatives, and the OPEB plan for regulated operations were recorded as regulatory assets or liabilities.

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for opportunities for growth, synergies and an improved risk profile. Goodwill resulting from the acquisition was allocated entirely to the NMGC segment. Goodwill of $146.1 million related to the formation of NMGC in 2009 is tax deductible. The incremental goodwill recognized as part of this transaction is not deductible for income tax purposes, and as such, no deferred taxes will be recorded related to this portion of the goodwill.

The initial accounting for the acquisition of NMGI is not complete because the valuations necessary to assess the fair values of certain assets acquired and liabilities assumed are considered preliminary as a result of the short time period between the closing of the acquisition and the end of the quarter. The allocation of the purchase price may be modified up to one year from the date of the acquisition, as more information is obtained about the fair value of assets acquired and liabilities assumed; however, the company expects to finalize these amounts by the end of 2014. The significant assets and liabilities for which preliminary valuation amounts are recognized at Sept. 30, 2014 include the fair value of contingencies and intangible assets and liabilities. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments may affect the purchase price allocation and material changes could require the financial statements to be retroactively amended.

The preliminary purchase price allocation of the acquisition of NMGI and NMGC is as follows:

Preliminary Purchase Price Allocation
(millions)
Current assets (a)	$48.7
Property, plant and equipment	618.9
OPEB regulatory asset	6.4
Debt-related regulatory asset	23.9
Goodwill	401.8
Deferred tax assets	52.8
Other assets	30.2
Total assets	$1,182.7
Current liabilities	$(35.0)
Long-term debt fair value adjustment and interest assumed	(22.7)
Cost of removal regulatory liability	(100.6)
Deferred tax liabilities	(60.8)
OPEB liability	(9.8)
Deferred credits and other liabilities	(3.8)
Total liabilities	$(232.7)
Total purchase price allocation, excluding cash and working capital adjustments	$950.0

(a)	Includes accounts receivables with fair value of $18.9 million, gross contract value of $19.6 million, and $0.7 million of contractual receivables not expected to be collected.

Current Quarter and Year-to-Date Impact of Acquisition

The impact of NMGI and NMGC on the company’s revenues in the Consolidated Statements of Operations for the three months and nine months ended Sept. 30, 2014 was an increase of $16.2 million. The impact of NMGI and NMGC on the company’s net income in the Consolidated Statements of Operations for the three months and nine months ended Sept. 30, 2014 was a decrease of $2.0 million.

Pro Forma Impact of the Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the company and reflects the amortization of purchase accounting adjustments assuming the acquisition had taken place on Jan. 1, 2013. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of the company. This information is preliminary in nature and subject to change based on final purchase price adjustments.

Pro forma earnings presented below include adjustments related to non-recurring acquisition consummation, integration and other costs incurred by the company during the period. After-tax non-recurring acquisition consummation, integration and other costs incurred by the company were $0.9 million and $5.7 million, respectively, for the three and nine months ended Sept. 30, 2014, and $2.1 million and $3.9 million, respectively, for the three and nine months ended Sept. 30, 2013. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the acquisition.

Pro Forma Impact of Acquisition	Three months ended Sep 30,		Nine months ended Sep 30,
(millions, except per share amounts)	2014	2013	2014	2013
Revenues	$720.0	$684.5	$2,111.0	$2,024.1
Net income from continuing operations	$70.8	$64.9	$199.3	$171.4
Basic and Diluted EPS from continuing operations	$0.31	$0.28	$0.86	$0.74

Intangible Assets Recorded

Goodwill
(millions)	NMGC	Total
Balance as of Jul 1, 2014	$0.0	$0.0
Goodwill acquired in business acquisition	401.8	$401.8
Balance as of Sep 30, 2014	$401.8	$401.8

Goodwill resulting from the acquisition was allocated entirely to the NMGC segment. The goodwill related to the formation of NMGC in 2009 in the amount of $146.1 million is tax deductible. The incremental goodwill recognized of $255.7 million is not deductible for income tax purposes, and as such, no deferred taxes will be recorded related to this portion of the goodwill.

Many of NMGC’s transmission and distribution facilities are located on lands that require the grant of rights-of-way or franchises (collectively, “ROW”) from non-tribal governmental entities, Native American Tribes and Pueblos, or private landowners. Historically, ROW costs have been recovered in rates charged to customers, and NMGC will continue to seek to recover ROW costs in future rates charged to customers. However, TECO Energy has agreed to freeze rates for NMGC’s customers until Dec. 31, 2017 as a condition to the acquisition.

The company’s intangible assets and liabilities acquired through the acquisition of NMGI included in its Consolidated Condensed Balance Sheets, along with the future estimated amortization, were as follows as of Sept. 30, 2014:

Description	Weighted average amortization (years) (a)	Gross	Accumulated amortization	Net	2014	2015	2016	2017	2018	2019 and beyond
Rights-of-way	17.0	$27.2	$(0.1)	$27.1	$0.3	$1.4	$1.4	$1.4	$1.4	$21.2

(a)	Weighted average amortization period was calculated as of the date of acquisition.

Transaction and Integration Costs

The following after-tax transaction and integration charges were recognized in connection with the acquisition and are included in the TECO Energy Consolidated Statements of Operations for the nine months ended Sept. 30, 2014.

Transaction and Integration Costs	Total
(millions)
Legal and other consultants	$7.2
Bridge loan costs	2.9
Employee expenses	0.2
Severance and relocation costs	1.7
Other costs and tax benefit	(4.5)
Total accounting charges	$7.5

The company has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination, the greater the amount of severance benefits. The company records a liability and expense or regulatory asset for severance once terminations are probable of occurrence and the related severance benefits can be reasonably estimated. For severance benefits that are incremental to its ongoing severance plan (“one-time termination benefits”), the company measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the required service period.

In conjunction with the acquisition, in September 2014, TECO Energy and NMGC each offered a severance plan to certain eligible employees. Severance costs incurred were recorded primarily within Operation and maintenance other expense in the Consolidated Condensed Statements of Income. Cash payments under the severance plan began in the third quarter of 2014 and will continue through 2015. Substantially all cash payments under the plan are expected to be made by the end 2015 resulting in the substantial completion of the acquisition integration plan. As of Sept. 30, 2014, the obligations associated with the severance benefits costs are $2.2 million.

17. Common Stock

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

The company used the net proceeds from the offering to fund, in part, the acquisition of NMGI and for general corporate purposes.

18. Subsequent Events

Sale of TECO Coal Corporation

On Oct. 17, 2014, TECO Diversified entered into an SPA to sell all of its ownership interest in TECO Coal to Cambrian Coal Corporation for $120 million, subject to a working capital adjustment, plus contingent payments of up to $50 million that may be paid between 2015 and 2019 depending on specified coal benchmark prices. The SPA provides for TECO Coal to reorganize as a limited liability company prior to closing and for Cambrian Coal Corporation to acquire all of the membership interests in that limited liability company. Initial net proceeds from the sale (not including any contingent payments) are expected to be used to repay short-term debt of TECO Energy and for general corporate purposes.

The SPA contains customary representations, warranties, covenants, and closing conditions, including the purchaser’s obtaining debt financing in order to pay a portion of the purchase price. The SPA also contains indemnification provisions subject to specified limitations as to time and amount. In addition, the SPA is subject to termination by either party if specified closing conditions are not met by Dec. 31, 2014.

NMPRC Approval of Amendments to the New Mexico Gas Company 2011 Notes

On Feb. 8, 2011, NMGC issued secured notes in an aggregate principal amount of $200 million (NMGC 2011 Notes), maturing Feb. 8, 2021. The NMGC 2011 Notes were issued in a private placement that was not subject to the registration requirements of the Securities Act of 1933. On July 16, 2014, NMGC received approvals from the noteholders of the NMGC 2011 Notes to release the collateral securing the NMGC 2011 Notes by amending the existing note purchase agreement. The amendments to the note purchase agreement were subject to the approval of the NMPRC and on Oct. 22, 2014, NMGC received the required NMPRC approval of the amendments. On Oct. 30, 2014, the amendments became effective and the collateral securing the NMGC 2014 Notes was released.

THIS

PAGE

INTENTIONALLY

LEFT

BLANK

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC and its subsidiaries as of Sept. 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended Sept. 30, 2014 and 2013. The results of operations for the three month and nine month periods ended Sept. 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014. References should be made to the explanatory notes affecting the consolidated financial statements contained in TEC’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 and to the notes on pages 39 through 50 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sept. 30, 2014 and Dec. 31, 2013	42-43
Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sept. 30, 2014 and 2013	44-45
Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2014 and 2013	46
Notes to Consolidated Condensed Financial Statements	47-59

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sep 30,	Dec 31,
(millions)	2014	2013
Property, plant and equipment
Utility plant in service
Electric	$7,029.9	$6,934.0
Gas	1,286.7	1,249.5
Construction work in progress	528.2	385.3
Utility plant in service, at original costs	8,844.8	8,568.8
Accumulated depreciation	(2,582.1)	(2,562.6)
	6,262.7	6,006.2
Other property	8.4	8.3
Total property, plant and equipment, net	6,271.1	6,014.5

Current assets
Cash and cash equivalents	59.1	9.8
Receivables, less allowance for uncollectibles of $2.3 and $2.0 at Sep 30, 2014 and Dec. 31, 2013, respectively	266.8	227.6
Inventories, at average cost
Fuel	80.9	93.7
Materials and supplies	71.6	76.8
Regulatory assets	22.9	34.3
Derivative assets	0.1	9.5
Taxes receivable	0.0	54.9
Deferred income taxes	23.8	29.4
Prepayments and other current assets	24.9	12.5
Total current assets	550.1	548.5

Deferred debits
Unamortized debt expense	17.1	14.8
Regulatory assets	311.7	293.1
Derivative assets	0.0	0.3
Other	4.3	4.6
Total deferred debits	333.1	312.8
Total assets	$7,154.3	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Sep 30,	Dec 31,
(millions)	2014	2013
Capitalization
Common stock	$2,049.9	$2,030.4
Accumulated other comprehensive loss	(7.3)	(7.8)
Retained earnings	352.3	308.1
Total capital	2,394.9	2,330.7
Long-term debt	2,013.8	1,797.5
Total capitalization	4,408.7	4,128.2

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	0.0	84.0
Accounts payable	210.3	226.0
Customer deposits	169.2	164.5
Regulatory liabilities	64.5	85.8
Derivative liabilities	4.0	0.0
Interest accrued	40.7	16.4
Taxes accrued	70.6	12.2
Other	11.9	12.0
Total current liabilities	654.5	684.2

Deferred credits
Deferred income taxes	1,165.2	1,114.3
Investment tax credits	9.1	9.4
Derivative liabilities	1.6	0.2
Regulatory liabilities	623.5	631.4
Other	291.7	308.1
Total deferred credits	2,091.1	2,063.4

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,154.3	$6,875.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sep 30,
(millions)	2014	2013
Revenues
Electric (includes franchise fees and gross receipts taxes of $27.4 in 2014 and $25.6 in 2013)	$581.6	$556.3
Gas (includes franchise fees and gross receipts taxes of $4.3 in 2014 and $4.1 in 2013)	86.9	83.1
Total revenues	668.5	639.4
Expenses
Regulated operations and maintenance
Fuel	204.5	202.8
Purchased power	21.0	15.7
Cost of natural gas sold	28.4	27.0
Other	130.9	126.8
Depreciation and amortization	75.4	75.6
Taxes, other than income	49.1	48.2
Total expenses	509.3	496.1
Income from operations	159.2	143.3
Other income
Allowance for other funds used during construction	2.9	1.8
Other income, net	1.2	1.3
Total other income	4.1	3.1
Interest charges
Interest on long-term debt	27.7	26.3
Other interest	1.0	1.0
Allowance for borrowed funds used during construction	(1.4)	(1.1)
Total interest charges	27.3	26.2
Income before provision for income taxes	136.0	120.2
Provision for income taxes	51.5	46.1
Net income	84.5	74.1
Other comprehensive income, net of tax
Amortization of settled interest rate swaps	0.3	0.2
Total other comprehensive income, net of tax	0.3	0.2
Comprehensive income	$84.8	$74.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sep 30,
(millions)	2014	2013
Revenues
Electric (includes franchise fees and gross receipts taxes of $70.4 in 2014 and $66.1 in 2013)	$1,547.3	$1,477.0
Gas (includes franchise fees and gross receipts taxes of $16.3 in 2014 and $15.7 in 2013)	300.0	306.3
Total revenues	1,847.3	1,783.3
Expenses
Regulated operations and maintenance
Fuel	523.8	517.3
Purchased power	59.1	50.8
Cost of natural gas sold	104.6	117.4
Other	378.0	376.9
Depreciation and amortization	225.9	221.6
Taxes, other than income	144.1	138.5
Total expenses	1,435.5	1,422.5
Income from operations	411.8	360.8
Other income
Allowance for other funds used during construction	7.3	4.3
Other income, net	3.5	3.8
Total other income	10.8	8.1
Interest charges
Interest on long-term debt	79.8	79.2
Other interest	3.1	2.9
Allowance for borrowed funds used during construction	(3.5)	(2.5)
Total interest charges	79.4	79.6
Income before provision for income taxes	343.2	289.3
Provision for income taxes	129.2	111.1
Net income	214.0	178.2
Other comprehensive income, net of tax
Amortization of settled interest rate swaps	0.5	0.7
Total other comprehensive income, net of tax	0.5	0.7
Comprehensive income	$214.5	$178.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep 30,
(millions)	2014	2013
Cash flows from operating activities
Net income	$214.0	$178.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	225.9	221.6
Deferred income taxes	50.4	57.7
Investment tax credits	(0.3)	(0.3)
Allowance for funds used during construction	(7.3)	(4.3)
Deferred recovery clauses	(6.0)	(3.8)
Receivables, less allowance for uncollectibles	(39.2)	(61.5)
Inventories	18.0	(2.6)
Prepayments	(6.6)	(5.1)
Taxes accrued	113.3	89.6
Interest accrued	24.3	20.0
Accounts payable	(24.1)	6.2
Other	(23.3)	1.4
Cash flows from operating activities	539.1	497.1
Cash flows from investing activities
Capital expenditures	(475.8)	(353.1)
Allowance for funds used during construction	7.3	4.3
Cash flows used in investing activities	(468.5)	(348.8)
Cash flows from financing activities
Common stock	19.5	20.0
Proceeds from long-term debt issuance	296.3	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(83.3)	(51.6)
Net decrease in short-term debt	(84.0)	0.0
Dividends	(169.8)	(147.6)
Cash flows provided by (used in) financing activities	(21.3)	(179.2)
Net increase (decrease) in cash and cash equivalents	49.3	(30.9)
Cash and cash equivalents at beginning of period	9.8	45.2
Cash and cash equivalents at end of period	$59.1	$14.3
Supplemental disclosure of non-cash activities
Capital expenditures not yet paid	$11.0	$(0.6)

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2014 and Dec. 31, 2013, and the results of operations and cash flows for the periods ended Sept. 30, 2014 and 2013. The results of operations for the three and nine months ended Sept. 30, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2014.

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

Revenues

As of Sept. 30, 2014 and Dec. 31, 2013, unbilled revenues of $53.3 million and $46.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.7 million and $86.7 million, respectively, for the three and nine months ended Sept. 30, 2014, compared to $29.7 million and $81.8 million, respectively, for the three and nine months ended Sept. 30, 2013.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for TEC beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. TEC is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Going Concern

In August 2014, the FASB issued guidance defining management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and the related footnote disclosures required. This guidance is effective for TEC beginning in 2017. The company does not expect any significant impact from the adoption of this guidance on its financial statements.

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

Storm Damage Cost Recovery

Prior to Nov. 1, 2013, Tampa Electric was accruing $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Effective Nov. 1, 2013, Tampa Electric ceased accruing for this storm damage reserve as a result of the 2013 rate case settlement. However, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56.1 million; the level it was as of Oct. 31, 2013. Tampa Electric’s storm reserve remained $56.1 million at both Sept. 30, 2014 and Dec. 31, 2013.

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

Details of the regulatory assets and liabilities as of Sept. 30, 2014 and Dec. 31, 2013 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sep 30, 2014	Dec 31, 2013
Regulatory assets:
Regulatory tax asset (1)	$68.6	$67.4
Other:
Cost-recovery clauses	8.0	6.1
Postretirement benefit asset (2)	187.8	182.7
Deferred bond refinancing costs (3)	7.4	8.0
Environmental remediation	52.3	51.4
Competitive rate adjustment	2.6	4.1
Other	7.9	7.7
Total other regulatory assets	266.0	260.0
Total regulatory assets	334.6	327.4
Less: Current portion	22.9	34.3
Long-term regulatory assets	$311.7	$293.1
Regulatory liabilities:
Regulatory tax liability (1)	$5.3	$9.8
Other:
Cost-recovery clauses	33.1	54.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	1.1	2.0
Accumulated reserve - cost of removal	591.5	594.0
Other	0.9	0.8
Total other regulatory liabilities	682.7	707.4
Total regulatory liabilities	688.0	717.2
Less: Current portion	64.5	85.8
Long-term regulatory liabilities	$623.5	$631.4
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the remaining service life of plan participants.
(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	Sep 30,	Dec 31,
(millions)	2014	2013
Clause recoverable (1)	$10.6	$10.2
Components of rate base (2)	190.9	185.6
Regulatory tax assets (3)	68.6	67.4
Capital structure and other (3)	64.5	64.2
Total	$334.6	$327.4
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
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

The IRS concluded its examination of TECO Energy’s 2012 consolidated federal income tax return in January 2014. The U.S. federal statute of limitations remains open for the year 2010 and forward. Years 2013 and 2014 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2014. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2011 and forward.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Sept. 30, 2014 and 2013, respectively, was $3.6 million and $5.4 million for pension benefits, and $2.6 million and $2.5 million for other postretirement benefits. TEC’s portion of the net pension expense for the nine months ended Sept. 30, 2014 and 2013, respectively, was $11.3 million and $16.3 million for pension benefits, and $7.8 million and $7.5 million for other postretirement benefits.

Due to the acquisition of NMGI on Sept. 2, 2014, TECO Energy’s pension plan was remeasured effective that date. For the remeasurement, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.277%. For the Jan. 1, 2014 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.096%. Additionally, TECO Energy made contributions of $47.5 million to its pension plan in the nine months ended Sept. 30, 2014. TEC’s portion of the contributions was $38.2 million.

Included in the benefit expenses discussed above, for the three and nine months ended Sept. 30, 2014, TEC reclassed $2.6 million and $7.8 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At Sept. 30, 2014 and Dec. 31, 2013, the following credit facilities and related borrowings existed:

Credit Facilities
	Sep 30, 2014			Dec 31, 2013
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$6.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	78.0	0.0
Total	$475.0	$0.0	$0.7	$475.0	$84.0	$0.7
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.

At Sept. 30, 2014, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2013 was 0.56%. There were no outstanding borrowings at Sept. 30, 2014.

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

On Sept. 30, 2014, TEC amended its $325 million bank credit facility, entering into Amendment No. 2 to its Fourth Amended and Restated Credit Agreement dated as of Dec. 17, 2013, as previously amended.  The amendment modifies the swingline commitments and reallocates commitments among the lenders.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2014, TEC’s total long-term debt had a carrying amount of $2,097.1 million and an estimated fair market value of $2,330.3 million. At Dec. 31, 2013, total long-term debt had a carrying amount of $1,880.8 million and an estimated fair market value of $2,042.0 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of Tampa Electric Company 4.35% Notes due 2044

On May 15, 2014, TEC completed an offering of $300 million aggregate principal amount of 4.35% Notes due 2044 (the TEC 2014 Notes).  The TEC 2014 Notes were sold at 99.933% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $296.6 million. Net proceeds were used to repay short-term debt and for general corporate purposes. TEC may redeem all or any part of the TEC 2014 Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of TEC 2014 Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the TEC 2014 Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after Nov. 15, 2043, TEC may at its option redeem the TEC 2014 Notes, in whole or in part, at 100% of the principal amount of the TEC 2014 Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

Peoples Gas Legal Proceedings

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

Davis v. Tampa Electric Company, et. al.

Thirty six year old Scott Davis died from mesothelioma in March 2014.  His estate and his family are suing Tampa Electric as a result.

Mr. Davis allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area.  Plaintiff's case against Tampa Electric and nineteen other defendants alleges, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death.

TEC believes the claim in the pending action described above in this item is without merit and intends to defend the matter vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2014 TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Sept. 30, 2014 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2014	2015-2018	2018	Total	at Sep 30, 2014
Tampa Electric Company (2)	$0.0	$0.0	$0.7	$0.7	$0.1
(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2018.
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

9. Segment Information

(millions)	Tampa	Peoples	Other &	Tampa Electric
Three months ended Sep 30,	Electric	Gas	Eliminations	Company
2014
Revenues - external	$581.6	$86.9	$0.0	$668.5
Sales to affiliates	0.2	0.0	(0.2)	0.0
Total revenues	581.8	86.9	(0.2)	668.5
Depreciation and amortization	61.8	13.6	0.0	75.4
Total interest charges	23.8	3.5	0.0	27.3
Provision for income taxes	48.5	3.0	0.0	51.5
Net income	$79.7	$4.8	$0.0	$84.5
2013
Revenues - external	$556.3	$83.1	$0.0	$639.4
Sales to affiliates	0.1	0.3	(0.4)	0.0
Total revenues	556.4	83.4	(0.4)	639.4
Depreciation and amortization	62.2	13.4	0.0	75.6
Total interest charges	22.8	3.4	0.0	26.2
Provision for income taxes	42.7	3.4	0.0	46.1
Net income	$68.7	$5.4	$0.0	$74.1
Nine months ended Sep 30,
2014
Revenues - external	$1,547.3	$300.0	$0.0	$1,847.3
Sales to affiliates	0.4	0.6	(1.0)	0.0
Total revenues	1,547.7	300.6	(1.0)	1,847.3
Depreciation and amortization	185.6	40.3	0.0	225.9
Total interest charges	69.1	10.3	0.0	79.4
Provision for income taxes	112.2	17.0	0.0	129.2
Net income	$187.1	$26.9	$0.0	$214.0
Total assets at Sept. 30, 2014	$6,160.8	$1,002.4	$(8.9)	$7,154.3
2013
Revenues - external	$1,477.0	$306.3	$0.0	$1,783.3
Sales to affiliates	0.3	0.8	(1.1)	0.0
Total revenues	1,477.3	307.1	(1.1)	1,783.3
Depreciation and amortization	182.0	39.6	0.0	221.6
Total interest charges	69.5	10.1	0.0	79.6
Provision for income taxes	94.0	17.1	0.0	111.1
Net income	$151.1	$27.1	$0.0	$178.2
Total assets at Dec. 31, 2013	$5,895.4	$989.3	$(8.9)	$6,875.8

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

—	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
—	to limit the exposure to interest rate fluctuations on debt securities.

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

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2014 and Dec. 31, 2013 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
	Sept. 30,	Dec. 31,
(millions)	2014	2013
Current assets	$0.1	$9.5
Long-term assets	0.0	0.3
Total assets	$0.1	$9.8
Current liabilities (1)	$4.0	$0.0
Long-term liabilities	1.6	0.2
Total liabilities	$5.6	$0.2
(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at Sept. 30, 2014 is a net loss of $7.3 million after tax and accumulated amortization. This compares to a net loss of $7.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2013.

The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements at Sept. 30, 2014 and Dec. 31, 2013. There was no collateral posted with or received from any counterparties:

Offsetting of Derivative Assets and Liabilities

(millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Sep 30, 2014
Description
Derivative assets	$1.4	$(1.3)	$0.1
Derivative liabilities	$(6.9)	$1.3	$(5.6)

Dec 31, 2013
Description
Derivative assets	$10.3	$(0.5)	$9.8
Derivative liabilities	$(0.7)	$0.5	$(0.2)

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheets as of Sept. 30, 2014 and Dec. 31, 2013:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Sep 30, 2014	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.1	Regulatory assets	$4.0
Long-term	Regulatory liabilities	0.0	Regulatory assets	1.6
Total		$0.1		$5.6

(millions)	Balance Sheet	Fair	Balance Sheet	Fair
Dec 31, 2013	Location (1)	Value	Location (1)	Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$9.5	Regulatory assets	$0.0
Long-term	Regulatory liabilities	0.3	Regulatory assets	0.2
Total		$9.8		$0.2
(1)

Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2014, net pretax losses of $3.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three months and nine months ended Sept. 30:

(millions)	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)	Three months ended Sep 30:	Nine months ended Sep 30:
2014
Interest rate contracts:	Interest expense	$(0.3)	$(0.5)
Total		$(0.3)	$(0.5)
2013
Interest rate contracts:	Interest expense	$(0.2)	$(0.7)
Total		$(0.2)	$(0.7)
(1)	Changes in OCI and AOCI are reported in after-tax dollars.

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

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2016 for the financial natural gas contracts. The following table presents by commodity type TEC’s derivative volumes that, as of Sept. 30, 2014, are expected to settle during the 2014, 2015 and 2016 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2014	0.0	11.6
2015	0.0	32.2
2016	0.0	7.6
Total	0.0	51.4

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

TEC has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions are generally not adjusted as TEC uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, TEC considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions. As of Sept. 30, 2014, substantially all positions with counterparties were net liabilities.

Certain TEC derivative instruments contain provisions that require TEC’s debt to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. TEC has no other contingent risk features associated with any derivative instruments. Substantially all of TEC’s open positions with counterparties as of Sept. 30, 2014 were liability positions.

11. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

Accounting guidance governing fair value measurements and disclosures provides that fair value represents the amount that would be received in selling an asset or the amount that would be paid in transferring a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, accounting guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs, such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques noted under accounting guidance:

(A)  Market approach:  Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B)  Cost approach:  Amount that would be required to replace the service capacity of an asset (replacement cost); and

(C)  Income approach:  Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The fair value of financial instruments is determined by using various market data and other valuation techniques. At Sept. 30, 2014 and Dec. 31, 2013, the company did not have any financial assets or liabilities for which disclosures about fair value are required.

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

Recurring Derivative Fair Value Measures
	At fair value as of Sep 30, 2014
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.1	$0.0	$0.1
Total	$0.0	$0.1	$0.0	$0.1

Liabilities
Natural gas swaps	$0.0	$5.6	$0.0	$5.6
Total	$0.0	$5.6	$0.0	$5.6

	At fair value as of Dec 31, 2013
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$9.8	$0.0	$9.8
Total	$0.0	$9.8	$0.0	$9.8

Liabilities
Natural gas swaps	$0.0	$0.2	$0.0	$0.2
Total	$0.0	$0.2	$0.0	$0.2

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

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sep 30,			Nine months ended Sep 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2014
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.1)	0.3	0.8	(0.3)	0.5
Gain on cash flow hedges	0.4	(0.1)	0.3	0.8	(0.3)	0.5
Total other comprehensive income	$0.4	$(0.1)	$0.3	$0.8	$(0.3)	$0.5
2013
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2	1.1	(0.4)	0.7
Gain on cash flow hedges	0.4	(0.2)	0.2	1.1	(0.4)	0.7
Total other comprehensive income	$0.4	$(0.2)	$0.2	$1.1	$(0.4)	$0.7

Accumulated Other Comprehensive Loss
(millions)	Sep 30, 2014	Dec 31, 2013
Net unrealized losses from cash flow hedges (1)	$(7.3)	$(7.8)
Total accumulated other comprehensive loss	$(7.3)	$(7.8)
(1)	Net of tax benefit of $4.6 million and $4.9 million as of Sept. 30, 2014 and Dec. 31, 2013, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $8.1 million and $20.9 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2014, respectively, and $6.5 million and $16.4 million for the three and nine months ended Sept. 30, 2013, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other  information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; the ability to successfully implement the integration plans for NMGC and generate the financial results to make the acquisition accretive; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida or New Mexico economy; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost at all of the operating companies; natural gas demand at the utilities; the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures; and the ability of the purchasers of TECO Coal to obtain adequate financing, for other closing conditions to be satisfied or waived, and close the sale of TECO Coal.  Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2013, and as updated in subsequent filings with the SEC.

Earnings Summary – Unaudited
	Three months ended Sep 30,		Nine months ended Sep 30,
(millions, except per share amounts)	2014	2013	2014	2013
Consolidated revenues	$687.2	$642.1	$1,870.9	$1,792.9
Continuing operations	$73.0	$64.3	$179.0	$153.3
Discontinued operations	(61.9)	(1.5)	(59.4)	2.4
Net income	$11.1	$62.8	$119.6	$155.7
Average common shares outstanding
Basic	227.8	215.2	220.3	214.9
Diluted	228.3	215.6	220.8	215.4
Earnings per share - Basic
Continuing operations	$0.32	$0.30	$0.81	$0.71
Discontinued operations	(0.28)	(0.01)	(0.27)	0.01
Earnings per share - Basic	$0.04	$0.29	$0.54	$0.72
Earnings per share - Diluted
Continuing operations	$0.32	$0.30	$0.81	$0.71
Discontinued operations	(0.28)	(0.01)	(0.27)	0.01
Earnings per share - Diluted	$0.04	$0.29	$0.54	$0.72

New Mexico Gas Co. Acquisition

On Aug. 13, 2014, the New Mexico Public Regulation Commission unanimously approved TECO Energy’s acquisition of New Mexico Gas Co. (NMGC).  The transaction closed on Sept. 2, 2014.  NMGC is expected to deliver seasonally strong financial results for the remainder of 2014 and to be slightly accretive to TECO Energy’s earnings in 2014.  The acquisition is also expected to be accretive to TECO Energy’s full-year earnings in 2015.

With the addition of NMGC‘s more than 513,000 gas customers, TECO Energy utility subsidiaries now serve almost 870,000 regulated gas distribution customers in two states, and more than 1.5 million regulated electric and gas customers in Florida and New Mexico.

The transaction was financed through a combination of $292 million of TECO Energy equity, the assumption of $200 million of existing NMGC debt, the issuance of $270 million of private placement debt at NMGI and NMGC, cash on hand and short-term TECO Energy debt.

Strategic rationale for the acquisition includes:

•	A transformative transaction that immediately added more than 513,000 customers in a single state.
•

Provides an opportunity for TECO Energy’s experienced management team to share marketing expertise to a new and growing service territory, and for both companies to share best practices to support growth.

•	Increases the percentage of net income from regulated operations and diversifies TECO Energy’s operating footprint.
•	Provides immediate to near-term shareholder and customer benefits through organic growth opportunities.
•	Expected to be accretive in 2015.

Sale of TECO Coal

On Oct. 17, 2014, TECO Energy, Inc. announced that that it has signed an agreement to sell its coal mining subsidiary, TECO Coal and its subsidiaries, to Cambrian Coal Corporation, a member of the Booth Energy Group.  The total sales price of $170 million includes future contingent consideration of $50 million if certain coal benchmark prices reach certain levels over the next five years. The $120 million cash base purchase price is subject to post-closing adjustments.

The sale is expected to close by year end, subject to the purchasers obtaining financing, and other normal closing conditions.  TECO Energy expects to use sale proceeds to repay debt and for general corporate purposes.

As a result of the agreement TECO Coal has been classified as an asset held for sale and its operating results were reported as discontinued operations in the third quarter of 2014.  TECO Energy recorded a non-cash valuation adjustment of approximately $65 million, after tax, to the carrying value of TECO Coal to reflect the sales price. (See the Discontinued Operations section later in this MD&A.)

Operating Results

Three Months Ended Sept. 30, 2014

Third-quarter 2014 net income was $11.1 million, or $0.04 per share, compared with $62.8 million, or $0.29 per share, in the third quarter of 2013. Net income from continuing operations was $73.0 million, or $0.32 per share, in the 2014 third quarter, compared with $64.3 million, or $0.30 per share, for the same period in 2013. Earnings per share reflect approximately $0.02 of dilution from the issuance of 16.7 million shares of TECO Energy common stock early in the third quarter to finance the Sept. 2 acquisition of NMGC.

As a result of the previously announced agreement to sell TECO Coal, those operations have been classified as discontinued operations, which for the quarter include TECO Coal’s operating results, a $64.8 million after-tax impairment charge and consolidated tax adjustments.

Nine Months Ended Sept. 30, 2014

Year-to-date net income was $119.6 million, or $0.54 per share, compared with net income of $155.7 million, or $0.72 per share, in the 2013 period.  Net income from continuing operations was $179.0 million, or $0.81 per share, compared with $153.3 million, or $0.71 per share in the 2013 period.  Year-to-date earnings per share were reduced approximately $0.01 from the dilution discussed above.  These results include $5.7 million of NMGC acquisition and integration costs in 2014, compared with $3.9 million in the 2013 year-to-date period.

The year-to-date $59.4 million loss in discontinued operations includes the operating results from TECO Coal, the impairment charge and tax adjustments discussed above, and a $3.1 million benefit related to the favorable resolution of an indemnification provision associated with the 2012 sale of TECO Guatemala.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the third quarter of 2014 was $79.7 million, compared with $68.7 million for the same period in 2013. Results for the quarter reflected the benefits of the rate case settlement effective Nov. 1, 2013, a 1.6% higher average number of customers, and higher energy sales due to customer growth and favorable summer weather patterns. Results also reflect $0.8 million lower earnings on assets recovered through the Environmental Cost Recovery Clause (ECRC) due to a lower current weighted average cost of capital, which includes the lower return on equity (ROE) from the 2013 rate case settlement. Results reflected higher operations and maintenance expenses, partially offset by lower depreciation expense. Third-quarter net income in 2014 included $2.9 million of Allowance for Funds Used During Construction (AFUDC) equity, which represents allowed equity cost capitalized to construction costs, compared with $1.8 million in the 2013 quarter.

Total degree days in Tampa Electric's service area in the third quarter of 2014 were essentially normal, and unchanged from the 2013 period. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, increased 2.3% in the third quarter of 2014 compared with the same period in 2013, driven by customer growth and August weather that was warmer and drier than normal and 2013, partially offset by September weather that was cooler and wetter than normal. In the 2014 period, pretax base revenues were approximately $23.0 million higher than in 2013, including approximately $15 million of higher revenue as a result of the 2013 rate case settlement. (The quarterly energy sales shown in the following table reflect the energy sales based on the timing of billing cycles, which can vary period to period.) Sales to residential customers increased primarily from customer growth and the weather patterns discussed above. Sales to commercial and non-phosphate industrial customers increased due to the improving economy. Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all Florida Public Service Commission (FPSC)-approved cost-recovery clauses, was $2.8 million higher than in the 2013 quarter. These results reflect $1.8 million of higher cost to reliably serve customers and operate and maintain the system and $2.2 million higher employee-related costs, including the accrual of performance-based incentive compensation for all employees based on achievement of financial results. These higher costs were partially offset by a $1.2 million benefit from the elimination of the storm damage accrual as a result of the 2013 rate case settlement, and lower pension expense and lower self-insurance reserves. Depreciation and amortization expense decreased $0.3 million in 2014, primarily as a result of normal additions to facilities to reliably serve customers, more than offset by approximately $1.0 million of lower amortization on software due to the change in expected useful life for software included in the 2013 rate case settlement.

Year-to-date net income was $187.1 million, compared with $151.1 million in the 2013 period, driven primarily by the benefits from the 2013 rate case settlement, 1.7% higher average number of customers, higher energy sales from customer growth, and more favorable weather and a stronger economy, partially offset by higher operations and maintenance and depreciation expenses, and $2.4 million lower earnings on assets recovered through the ECRC. Year-to-date net income in 2014 included $7.3 million of AFUDC equity, compared with $4.3 million in the 2013 period.

Year-to-date total degree days in Tampa Electric's service area were 2% below normal, and essentially unchanged from the prior year-to-date period. Pretax base revenue was almost $62 million higher than in 2013, including approximately $43 million of higher revenue as a result of the 2013 rate case settlement. In the 2014 year-to-date period, total net energy for load was 1.8% higher than the same period in 2013. Higher energy sales were driven by the same factors as the quarterly sales, and winter weather that was colder than in 2013.

Operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, increased $1.0 million in the 2014 year-to-date period reflecting the same factors as in the third quarter. Compared to the 2013 year-to-date period, depreciation and amortization expense increased $2.2 million, reflecting additions to facilities to serve customers, partially offset by approximately $3.0 million of lower amortization on software due to the change in expected useful life for software included in the 2013 rate case settlement.

A summary of Tampa Electric’s regulated operating statistics for the three and nine months ended Sept. 30, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended Sep 30,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$320.6	$293.5	9.2	2,779.4	2,674.4	3.9
Commercial	170.3	160.6	6.0	1,773.2	1,714.1	3.4
Industrial – Phosphate	14.0	17.0	(17.4)	172.0	210.0	(18.1)
Industrial – Other	27.8	26.2	6.0	310.8	297.2	4.6
Other sales of electricity	48.3	46.1	4.8	493.8	484.7	1.9
Deferred and other revenues (1)	(14.6)	(4.1)	(252.0)
Total energy sales	$566.4	$539.3	5.0	5,529.2	5,380.4	2.8
Sales for resale	1.6	1.6	0.0	38.5	40.9	(5.9)
Other operating revenue	13.7	15.5	(11.6)
Total revenues	$581.7	$556.4	4.6	5,567.7	5,421.3	2.7
Average customers (thousands)	707.1	696.1	1.6
Retail net energy for load (kilowatt hours)				5,718.5	5,591.6	2.3

Nine months ended Sep 30,
By Customer Type
Residential	$777.6	$709.3	9.6	6,691.5	6,461.6	3.6
Commercial	455.3	434.8	4.7	4,653.3	4,568.4	1.9
Industrial – Phosphate	47.3	53.7	(11.9)	583.8	667.1	(12.5)
Industrial – Other	78.7	75.0	5.0	876.1	847.6	3.4
Other sales of electricity	136.5	131.9	3.5	1,374.7	1,365.5	0.7
Deferred and other revenues (1)	(1.3)	19.0	(107.0)
Total energy sales	1,494.1	1,423.7	4.9	14,179.4	13,910.2	1.9
Sales for resale	9.7	6.5	50.3	171.2	170.3	0.5
Other operating revenue	43.9	47.1	(6.8)
Total revenues	$1,547.7	$1,477.3	4.8	14,350.6	14,080.5	1.9
Average customers (thousands)	704.9	693.4	1.7
Retail output to line (kilowatt hours)				14,972.5	14,708.5	1.8
(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

Peoples Gas System reported net income of $4.8 million for the third quarter, compared with $5.4 million in 2013.  Average customer growth was 1.9% in the quarter, and therm sales to commercial and industrial customers increased as a result of the stronger Florida economy. Third-quarter results in 2014 reflected almost $1.0 million higher non-fuel operations and maintenance expense driven by higher employee-related costs, including the accrual of performance-based incentive compensation for all employees based on achievement of financial results. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers, partially offset by a change in software amortization similar to Tampa Electric’s discussed above.  Sales to power-generation customers and off-system sales decreased due to two power generators not operating and new participants in the off-system sales market.

Peoples Gas reported net income of $26.9 million for the year-to-date period, compared with $27.1 million in the same period in 2013. Results reflect a 1.7% higher average number of customers and higher therm sales to residential and commercial customers due to more-normal winter weather and improving economic conditions. Sales to power generation customers and off-system sales decreased due to the same reasons as in the third quarter.  Non-fuel operations and maintenance expense increased $1.4 million compared to the 2013 period, driven by the same factors as in the third quarter partially offset by a first quarter of 2014 recovery of $1.6 million of costs incurred in connection with a 2010 outage incident.

A summary of PGS’s regulated operating statistics for the three and nine months ended Sept. 30, 2014 and 2013 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Sep 30,	2014	2013	% Change	2014	2013	% Change
By Customer Type
Residential	$26.2	$25.0	4.8	10.7	11.0	(3.4)
Commercial	30.5	29.0	4.9	101.4	98.2	3.2
Industrial	3.0	3.3	(8.9)	65.1	63.3	2.8
Off system sales	13.0	12.6	3.6	29.9	32.3	(7.6)
Power generation	2.0	2.3	(12.7)	189.8	189.2	0.3
Other revenues	10.2	9.0	12.8
Total	$84.9	$81.2	4.5	396.9	394.0	0.7
By Sales Type
System supply	$48.3	$46.0	4.9	47.3	50.6	(6.5)
Transportation	26.4	26.2	1.0	349.6	343.5	1.8
Other revenues	10.2	9.0	12.8
Total	$84.9	$81.2	4.5	396.9	394.1	0.7
Average customers (thousands)	353.9	347.3	1.9

Nine months ended Sep 30,
By Customer Type
Residential	$106.6	$96.9	10.0	59.2	56.9	4.2
Commercial	104.8	101.3	3.4	343.3	330.3	3.9
Industrial	9.9	9.9	0.0	201.9	203.0	(0.6)
Off system sales	30.8	51.2	(39.8)	63.8	129.5	(50.7)
Power generation	5.6	7.9	(29.3)	494.2	574.6	(14.0)
Other revenues	36.7	32.2	14.1
Total	$294.4	$299.4	(1.7)	1,162.4	1,294.3	(10.2)
By Sales Type
System supply	$170.0	$180.5	(5.8)	145.4	211.1	(31.1)
Transportation	87.7	86.7	1.2	1,017.0	1,083.2	(6.1)
Other revenues	36.7	32.2	14.1
Total	$294.4	$299.4	(1.7)	1,162.4	1,294.3	(10.2)
Average customers (thousands)	353.2	347.2	1.7

New Mexico Gas Company

NMGC reported a typical seasonal loss of $0.9 million for the month of September, which was the first month of operations as a TECO Energy company.  Compared to September 2013, customer growth was 0.5%, consisting primarily of residential customers.  September weather in New Mexico was slightly milder than normal.

A summary of NMGC’s regulated operating statistics for the three months ended Sept. 30, 2014, reflecting only TECO Energy’s ownership period in the month of September follows:

(millions, except average customers)	Operating Revenues	Therms
Three months ended Sep 30,	2014	2014
By Customer Type
Residential	$11.1	7.7
Commercial	3.4	3.9
Industrial	0.1	0.2
On system transportation	1.0	20.3
Off system transportation	0.1	4.5
Other revenues	0.5	0.0
Total	$16.2	36.6
By Sales Type
System supply	$14.6	11.8
Transportation	1.1	24.8
Other revenues	0.5
Total	$16.2	36.6
Average customers (thousands)	510.3

Discontinued Operations – TECO Coal

In September 2014, TECO Energy’s board of directors authorized management to negotiate an agreement to sell TECO Coal, which was signed in October. As a result of this action, TECO Coal was considered to be held for sale as of Sept. 30, 2014 and reported as discontinued operations. A $64.8 million after-tax impairment charge, including a $3.1 million valuation allowance for Kentucky tax benefits, was recorded for TECO Coal in the third quarter of 2014 and reported as a component of the loss from discontinued operations.

Third-quarter results from operations were net income of $0.1 million on sales of 1.3 million tons, compared with a loss of $1.4 million on 1.5 million tons sold in the same period in 2013. In 2014, third-quarter results reflect an average net per-ton selling price, excluding transportation allowances, of $79, almost $3 lower than in 2013. In the third quarter of 2014, the all-in total per-ton cost of sales was $79, compared with almost $84 in the 2013 period.

TECO Coal year-to-date results from operations in 2014 were a loss of $0.7 million on sales of 4.1 million tons, compared with net income of $2.3 million on 4.2 million tons sold in the 2013 period. The 2014 year-to-date average net per-ton selling price was almost $80, compared with almost $86 in 2013. The all-in total per-ton cost of sales was $81, compared with almost $86 in 2013.

Parent & other

The cost from continuing operations for Parent & other in the third quarter of 2014 was $10.6 million, compared with a cost of $9.8 million in the same period in 2013. The non-GAAP cost from continuing operations for Parent & other in 2014 was $9.7 million, compared with a cost of $7.7 million in 2013. Non-GAAP costs in 2014 excluded $0.9 million of costs, net of tax benefits, associated with the acquisition and integration of NMGC, compared with $2.1 million of NMGC-related costs in 2013. The $0.9 million of NMGC-related costs reflect transaction and integration charges of $8.0 million, and favorable consolidated tax adjustments of $7.1 million. Results in 2014 reflect $0.3 million of interest expense for September related to notes at New Mexico Gas Intermediate, the parent of NMGC, in September.

The 2014 year-to-date cost from continuing operations was $34.1 million, compared with $24.9 million in the 2013 period. The non-GAAP cost from continuing operations for Parent & other was $28.4 million in 2014, which excludes $5.7 million of NMGC acquisition- and integration-related costs, compared with $21.0 million in 2013, which excluded $3.9 million of NMGC acquisition-related costs.

2014 Guidance from Continuing Operations

TECO Energy expects to deliver earnings from continuing operations, excluding non-GAAP charges or gains, in a range between $1.00 and $1.05 in 2014, driven by the factors discussed below.

Tampa Electric expects to earn in the upper half of its authorized allowed ROE range of 9.25% to 11.25%, driven by approximately $50 million of higher base revenues in 2014 as a result of its Sept. 2013 rate case settlement agreement. Based on year-to-date experience, it now expects slightly higher average customer growth of 1.6% and total retail energy sales growth about 0.5% lower than customer growth due to lower average customer usage. Operations and maintenance expenses are expected to be lower than 2013 actual amounts due to lower employee-related costs, lower storm-damage expense accruals and lower pension expense driven by higher discount rate assumptions, partially offset by increased expenses to operate the system and reliably serve customers.  Depreciation expense is expected to be higher due to normal additions to facilities to serve customers.

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

NMGC is expected to deliver seasonally strong financial results for the remainder of 2014 and to be slightly accretive to TECO Energy’s earnings in 2014.

Upon closing of the sale of TECO Coal, TECO Energy expects to record an additional adjustment to consolidated deferred taxes of approximately $13 million to $15 million. This non-recurring charge will be reflected in continuing operations. In addition, upon closing of the sale of TECO Coal, TECO Energy expects to record a charge of approximately $7.0 million related to certain liabilities in Discontinued Operations.

Income Taxes

The provisions for income taxes from continuing operations for the nine-month periods ended Sept. 30, 2014 and 2013 were $98.0 million and $91.4 million, respectively. The provision for income taxes for the nine months ended Sept. 30, 2014 was increased due to TECO Energy’s higher pretax income offset by a favorable state consolidation tax adjustment related to the acquisition of NMGC in the third quarter of 2014.

Liquidity and Capital Resources

The table below sets forth the Sept. 30, 2014 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

At Sep 30, 2014
(millions)	Consolidated	Tampa Electric Company	New Mexico Gas Company	Other Companies	TECO Finance/Parent
Credit facilities	$900.0	$475.0	$125.0	$0.0	$300.0
Drawn amounts/Letters of Credit	74.4	0.7	18.7	0.0	55.0
Available credit facilities	825.6	474.3	106.3	0.0	245.0
Cash and short-term investments	72.7	59.1	2.4	7.4	3.8
Total liquidity	$898.3	$533.4	$108.7	$7.4	$248.8

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2014, TECO Energy and its subsidiaries were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at Sept. 30, 2014. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Sep 30, 2014
TEC
Credit facility(2)	Debt/capital	Cannot exceed 65%	46.6%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	46.6%
6.25% senior notes	Debt/capital Limit on liens(3)	Cannot exceed 60% Cannot exceed $700	46.6% $0 liens outstanding
NMGC
Credit facility(2)	Debt/capital	Cannot exceed 65%	30.7%
3.54% senior unsecured notes	Debt/capital	Cannot exceed 65%	30.7%
4.87% senior secured notes(3)	Debt/capital Cash Interest Coverage	Cannot exceed 65% Not less than 2.00 to 1.00	29.3% 7.69 to 1.00
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	47.8%
TECO Energy/TECO Finance
Credit facility(2)	Debt/capital	Cannot exceed 65%	58.4%
TECO Finance 6.75% notes	Restrictions on secured debt(5)	(6)	(6)
(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)

On Oct. 22, 2014, NMGC received the required NMPRC approval to release the collateral securing these notes.  See Subsequent Events Note 18 to the TECO Energy, Inc. Consolidated Condensed Financial Statements.

(4)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(5)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(6)

The indenture for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Sept. 30, 2014

	Standard & Poor’s	Moody’s	Fitch
TEC	BBB+	A2	A-
NMGC	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa1	BBB

On Oct. 27, 2014, S&P placed the issuer credit rating of TECO Energy and the senior unsecured debt rating of its subsidiaries, TECO Finance, Tampa Electric and NMGC on credit watch with positive implications, following the announcement of the agreement to sell TECO Coal.

On Jan. 30, 2014, Moody’s upgraded the credit ratings of TECO Energy, TECO Finance and TEC. TECO Energy and TECO Finance senior unsecured debt is rated Baa1, up from Baa2, and TEC’s senior unsecured debt is rated A2, up from A3, all with stable outlooks.

On May 30, 2013, Fitch placed the rating of TECO Energy, TECO Finance and TEC on ratings watch negative following the announcement of our agreement to purchase NMGC. On Oct. 9, 2013, Fitch removed TEC from ratings watch negative and affirmed its ratings. On Aug. 19, 2014, Fitch removed TECO Energy and TECO Finance from ratings watch negative and affirmed its ratings.

S&P, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for S&P is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus, all three credit rating agencies assign TECO Energy, TECO Finance, TEC and NMGC’s senior unsecured debt investment-grade credit ratings.

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

Financing of NMGC Acquisition

As previously disclosed, the purchase price for the acquisition of all the capital stock of NMGI, the parent company of NMGC (NMGC Acquisition), was $950 million including the assumption of $200 million of existing NMGC debt.

TECO Energy financed the NMGC Acquisition with $292 million of proceeds from its third quarter equity offering, the issuance of $200 million of debt at NMGI and $70 million of debt at NMGC (see Footnote 7, Long-Term Debt), primarily to replace existing debt, to fund the transaction, costs and expenses, and for general corporate purposes, cash on hand and short-term borrowings.

In July 2014, TECO Energy sold 15.5 million shares of its common stock in a follow-on public offering raising net proceeds of approximately $271 million.  TECO Energy sold the underwriters an additional 1.2 million shares in August 2014 and received approximately $21 million of net proceeds from the sale.

Fair Value Measurements

All natural gas derivatives were entered into by the regulated utilities to manage the impact of natural gas prices on customers. As a result of applying accounting standards for regulated operations, the changes in value of natural gas derivatives of Tampa Electric, PGS and NMGC are recorded as regulatory assets or liabilities to reflect the impact of the risks of hedging activities in the fuel recovery clause. Because the amounts are deferred and ultimately collected through the fuel clause, the unrealized gains and losses associated with the valuation of these assets and liabilities do not impact our results of operations.

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

In connection with our acquisition of NMGC as discussed in Note 16 to the TECO Energy, Inc. Consolidated Condensed Financial Statements, at September 30, 2014 our consolidated balance sheet included $402 million of goodwill. We have identified NMGC as a separate segment and it is also a reporting unit for goodwill testing purposes. Accounting guidance requires us to test goodwill for impairment on an annual basis or whenever events or circumstances indicate possible impairment. We expect that our future impairment testing of goodwill will be based largely on an income approach for valuation which estimates the discounted future cash flows of operations.  Some of the key quantitative assumptions that will be considered in our future valuations include regulatory rate design and results; the discount rate; the growth rate; capital spending rates and terminal value calculations. If negative changes occurred to one or more key assumptions, an impairment charge could result in the future. With the exception of the capital spending rate and regulatory rate design, the key assumptions noted are significantly determined by market factors. When we complete our first impairment assessment of the NMGC goodwill in the fourth quarter of 2014, we expect there to be very little, if any, difference between the determined fair value and the carrying value given the newness of this acquisition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the increase in the average market price component of the company’s outstanding natural gas swaps of approximately 3% from Dec. 31, 2013 to Sept. 30, 2014. For natural gas, the company maintained a similar volume hedged as of Sept. 30, 2014 from Dec. 31, 2013.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine month period ended Sept. 30, 2014:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec 31, 2013	$9.7
Additions and net changes in unrealized fair value of derivatives	4.0
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	(19.2)
Net fair value of derivatives as of Sept. 30, 2014	$(5.5)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec 31, 2013	$9.7
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	4.0
Recorded in earnings	0.0
Realized net settlement of derivatives	(19.2)
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0
Net fair value of derivatives as of Sept. 30, 2014	$(5.5)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sept. 30, 2014:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(3.9)	(1.6)	(5.5)
Model prices (2)	0.0	0.0	0.0
Total	$(3.9)	$(1.6)	$(5.5)
(1)	Reflects over-the-counter natural gas or diesel fuel swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

On Sept. 2, 2014, TECO Energy completed the acquisition of the privately-held NMGI and its wholly owned subsidiary, NMGC. NMGI and NMGC’s business combined constitute 14.5% of total assets of TECO Energy at Sept. 30, 2014, and 2.4% of TECO Energy’s revenues for the three months ended Sept. 30, 2014. As permitted by SEC guidance for newly acquired businesses, TECO Energy’s management elected to exclude NMGI and NMGC from its evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting in paragraph (b) below from the date of such acquisition through Sept. 30, 2014. TECO Energy’s management is in the process of reviewing the operations of NMGI and NMGC and implementing TECO Energy’s internal control structure over the acquired operations.

(b)

Changes in Internal Controls. TECO Energy’s internal control environment was revised in the third quarter of 2014 to include a control process over business combinations. Other than this and what was noted in item (a) above, there were no other changes in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with TECO Energy’s business, including the acquisition of NMGC, previously disclosed in Part I, Item 1A of TECO Energy’s 2013 Form 10-K under the heading “Risk Factors” and as updated in subsequent filings with the SEC. The business, financial condition and operating results of TECO Energy can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause TECO Energy’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect TECO Energy’s business, financial condition, results of operations and common stock price.

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

Risks Associated With the NMGC Acquisition

We will be subject to business uncertainties during the integration of NMGC that could adversely affect our business and operations.

Based on the completion of the permanent financing for the NMGC acquisition under favorable conditions and NMGC’s expected strong seasonal fourth quarter results, we expect NMGC to be accretive to earnings in the fourth quarter of 2014 and in calendar year 2015. The anticipated accretion to earnings from NMGC during this integration period is based on estimates of synergies from the transaction and growth in the New Mexico economy, which are dependent on local and global economic conditions and other factors, which may materially change, including:

•	our estimate of NMGC’s operating performance after the completion of the transaction may vary significantly from actual results;
•

after the closing of the NMGC acquisition, the attention of management has been and is expected to continue to be focused on the integration of NMGC. During this period, the focus on current operations or the pursuit of other opportunities that could be beneficial to us may be reduced;

•	the potential loss of key employees of TECO Energy or NMGC who may be uncertain about their future roles in the new TECO Energy / NMGC structure; and
•	the trading price of our common stock may be adversely affected by speculation about NMGC’s performance and accretion to earnings.

Negative changes in these factors could have an adverse effect on the anticipated benefits of the transaction or our business, financial condition, results of operations or stock price.

We have incurred and will continue to incur significant integration costs in connection with the NMGC acquisition.

We incurred significant transaction costs in connection with the execution and consummation of the NMGC acquisition as well as the financing transactions in connection therewith. In addition, we are in the process of integrating NMGC into TECO Energy following the closing of the NMGC acquisition on Sept. 2, 2014. Although we anticipate achieving synergies in connection with the NMGC acquisition, we also expect to incur costs implementing such cost savings measures. In 2014, through Sept. 30, 2014, we have incurred transaction and integration costs in connection with the NMGC acquisition of approximately $5.7 million. We anticipate that we will incur certain additional non-recurring charges in connection with this integration, including charges associated with integrating process and systems. At this time, we cannot identify the timing, nature and amount of all such charges. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

In order to finance the NMGC acquisition, we incurred additional indebtedness, which could have an adverse effect on our financial health.

We financed the NMGC acquisition with a combination of the proceeds from the July 2014 equity issuance, cash on hand and new debt at NMGC and NMGI, proceeds from which were primarily used to retire certain debt of NMGC and NMGI in connection with the closing of the NMGC acquisition, to fund the acquisition purchase, costs and expenses, and for general corporate purposes. The incurrence of this additional debt may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. Furthermore, the recently completed issuance of our common stock has resulted in additional shares outstanding and may have an adverse effect on the market price of our common stock.

NMGC’s business is subject to many risks, including those attendant to being a regulated gas utility. Some of these risks are similar to those of our existing gas utility, and some are unique to New Mexico; NMGC’s business may be adversely affected by these risks, and additional risks may be identified as we integrate NMGC into TECO Energy.

NMGC is a highly regulated gas utility which could be adversely affected by a number of factors affecting such a business, such as changes in regulation or legislation or decisions by the NMPRC and the impact of environmental laws and regulations that may increase costs or have other adverse effects on the business; the potential for increased costs in natural gas or volatility in such prices which could reduce sales volumes or have other adverse effects on the business; general economic conditions nationally and in New Mexico affecting the market for natural gas; the inability of the company to renew rights-of-way or franchises for its transmission and distribution facilities on acceptable terms, which could increase costs; and weather-related risks to the business, such as warmer-than-normal weather conditions, or other factors such as global warming or climate change, which may result in reduced natural gas sales and lower profitability. Additional risk factors relating to this business may be identified during the integration of NMGC into TECO Energy.

In connection with the NMGC acquisition, we recorded additional goodwill and long-lived assets that could become impaired and adversely impact our financial condition and results from operations.

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

Risks Associated With TECO Coal

During the period of ownership prior to the completion of the sale of TECO Coal, we retain the risks of ownership of that business.

Any failure of the pending sale of TECO Coal or at all would likely alter certain aspects of our current business plans and could adversely affect our business and the value of TECO Coal.

On Oct. 17, 2014, TECO Diversified entered into a securities purchase agreement to sell all of its ownership interest in TECO Coal to Cambrian Coal Corp., subject to certain closing conditions, including the purchaser’s obtaining suitable financing, and entering into a specific coal supply agreement. In accordance with the terms of the securities purchase agreement, we expect to realize approximately $120 million in initial proceeds from the sale, plus contingent payments of up to $50 million over the next five years depending on specified coal benchmark prices. There can be no assurances that we will realize any additional proceeds from these potential contingent payments. The sale is expected to close by year-end 2014. If certain closing conditions are not met by Dec. 31, 2014, however, either party may choose not to proceed with the sale.

In anticipation of the pending sale transaction, we have presented the financial results of TECO Coal in this quarterly report as discontinued operations and included a charge of $64.8 million after-tax to write-down the carrying value of TECO Coal to the estimated fair value of the business as of Sept. 30, 2014. In addition, we have committed to a plan to dispose of TECO Coal if the closing conditions contained in the securities purchase agreement, including the financing condition, are satisfied. In the event that the TECO Coal sale transaction is not consummated on the terms contemplated by the securities purchase agreement or at all, certain aspects of our business could be adversely affected.

We previously forecast that TECO Coal results would be earnings breakeven in 2014 but cash flow positive in a weak coal market. The coal markets have continued to weaken in 2014 and it is unlikely that TECO Coal would have improved results in 2015. If the pending sale of TECO Coal is not consummated, TECO Coal’s potentially weaker 2015 financial results would have an adverse effect on TECO Energy’s consolidated financial results and potentially our stock price. In addition, if the sale is not consummated, the value of TECO Coal’s assets might be further impaired, and we may not be able to realize the expected proceeds in a subsequent sale transaction.

Below are additional risks associated with TECO Coal, which could impact our results in the event the sale is not completed.

Competition among coal producers in Central Appalachia and other producing regions, and low natural gas prices may adversely affect TECO Coal’s ability to sell steam coal. Low-cost natural gas has allowed utility steam coal users to switch from coal to natural gas to produce electricity, which has reduced the current market price and demand for TECO Coal’s steam coal from domestic utilities. If we continue to own TECO Coal, continued or further declines in natural gas prices and increased competition from lower cost producing areas would keep demand and selling prices low, which would reduce TECO Coal’s financial results, or further reduce the value of its reserves.

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

In the current coal markets, prices for Central Appalachian steam coal are not profitable. Without an increase in the cost of natural gas and an increase in the use of coal for power generation, or a general improvement in coal market conditions, TECO Coal could sign coal sales contracts at lower than break even prices or production could be reduced, and its financial results will be reduced. If these conditions were to persist or decline further, the value of TECO Coal’s reserves could be reduced, which could result in an additional non-cash impairment charge.

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

In 2014, TECO Coal had a higher percentage of its metallurgical coal sales committed to customers in Asia than in recent years, and expects to sell coal to these customers in 2015. Prices for metallurgical coal sales to Asia are subject to being reset on a quarterly basis based on supply and demand in the region. Over the past two years the quarterly prices have been lower due to increased supply from Australia and other suppliers and weakening demand for metallurgical coal from China. Quarterly prices in the second half of 2014 were below levels that made sales to these markets profitable. If these quarterly prices persist TECO Coal’s production and profitability levels could be reduced.

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

TECO Energy, TECO Finance, TEC and NMGC must meet certain financial tests as defined in the applicable agreements to use their respective credit facilities. Also, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. These restrictive covenants could further limit our ability to obtain additional financing.

As of Sept. 30, 2014, we were in compliance with required financial covenants, but we cannot be assured that we will be in compliance with these financial covenants in the future. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding debt obligations. We may not have sufficient working capital or liquidity to satisfy our debt obligations in the event of an acceleration of all or a portion of our outstanding obligations.

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

TECO Finance and Tampa Electric have debt maturing in 2015 and subsequent years which they may refinance. Future financial market conditions could limit our ability to raise the capital we need and could increase our interest costs, which could reduce earnings.

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

Under calculation requirements of the Pension Protection Act, as of the Jan. 1, 2014, measurement date, the funded percentage of our plan was essentially fully funded. TECO Energy estimates its contributions to range from $5 million to $45 million annually over the next five years. Any future declines in the financial markets or further declines in interest rates could increase the amount of contributions required to fund our plan in the future.

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

We are forecasting capital expenditures at Tampa Electric to support the current levels of customer growth, to comply with the design changes mandated by the FPSC to harden transmission and distribution facilities against hurricane damage, to maintain transmission and distribution system reliability, to maintain coal-fired generating unit reliability and efficiency, and to add generating capacity at the Polk Power Station. We are forecasting capital expenditures at PGS to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel and cast iron pipe. Forecasted capital expenditures at NMGC will support customer and system reliability and expansion.

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

Our senior unsecured debt is rated as investment grade by S&P at BBB, by Moody’s Investor’s Services (Moody’s) at Baa1, and by Fitch Ratings (Fitch) at BBB. The senior unsecured debt of TEC is rated by S&P at BBB+, by Moody’s at A2 and by Fitch at A-.  The senior unsecured debt of NMGC is rated by S&P at BBB+. A downgrade to below investment grade by the rating agencies, which would require a two-notch downgrade by S&P and Fitch, and a three notch downgrade by Moody’s, may affect our ability to borrow, may change requirements for future collateral or margin postings, and may increase our financing costs, which may decrease our earnings. We may also experience greater interest expense than we may have otherwise if, in future periods, we replace maturing debt with new debt bearing higher interest rates due to any such downgrades. In addition, downgrades could adversely affect our relationships with customers and counterparties.

At current ratings, TEC and NMGC are able to purchase electricity and gas without providing collateral. If the ratings of TEC or NMGC decline to below investment grade, Tampa Electric, PGS or NMGC could be required to post collateral to support their purchases of electricity and gas.

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

Our businesses are affected by general economic conditions. In particular, growth in Tampa Electric’s service area, in Florida and in New Mexico is important to the realization of annual energy sales growth for all of our regulated utilities.

Any weakening of economic conditions could adversely affect our utilities, expected performance and their ability to collect payments from customers.

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

Our electric and gas utilities operate in highly regulated industries. The retail operations of our utilities, including the prices charged, are regulated by the FPSC in Florida and the NMPRC in New Mexico, and Tampa Electric’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse effect on our utilities’ financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure.

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

In Florida and across the United States, utilities are increasingly relying on natural gas for new electric generating plants in response to GHG emissions concerns and attractive natural gas prices. Currently, there is an adequate supply and infrastructure to meet demand for natural gas in Florida and nationally. However, if future supplies are inadequate or if significant new investment is required to install the pipelines necessary to transport the gas, the cost of natural gas could rise. Currently, our electric and gas utilities are allowed to pass the cost for the commodity gas and transportation services through to customers without profit. Changes in regulations could reduce earnings if they required our electric and gas utilities to bear a portion of the increased cost. In addition, increased costs to customers could result in lower sales.

Our businesses are sensitive to variations in weather and the effects of extreme weather, and have seasonal variations.

All of our businesses are affected by variations in general weather conditions and unusually severe weather. Energy sales by our electric and gas utilities are particularly sensitive to variations in weather conditions. Those companies forecast energy sales on the basis of normal weather, which represents a long-term historical average. If climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

PGS and NMGC, which have a typically short but significant winter peak periods that are dependent on cold weather, are more weather-sensitive than Tampa Electric, which has both summer and winter peak periods. Mild winter weather in Florida can negatively impact results at Tampa Electric and PGS.

NMGC earns all of its positive net income in the first and fourth quarters due to winter weather. Mild winter weather in New Mexico would reduce NMGC’s expected earnings and adversely impact TECO Energy’s earnings.

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

In the case of PGS and NMGC, costs for purchased gas and pipeline capacity are recovered through retail customers’ bills, but increases in gas costs affect total retail prices and, therefore, the competitive position of PGS and NMGC relative to electricity, other forms of energy and other gas suppliers.

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

“Comprehensive tax reform” remains a topic of discussion in the U.S. congress. Such legislation could significantly alter the existing tax code, including a reduction in corporate income tax rates. Although a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, it would reduce the value of our existing deferred tax asset and could result in a charge to earnings from the write-down of that asset, and reduce future cash flow.

Impairment testing of certain long-lived assets could result in impairment charges.

We evaluate our long-lived assets for impairment annually or more frequently if certain triggering events occur. Should the current carrying values of any of these assets not be recoverable, we would incur non-cash charges to write down the assets to fair market value.

If the sale of TECO Coal is not consummated, we may be required to record additional impairment charges with respect to TECO Coal’s long-lived assets, which could have an adverse effect on results of operations.

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

In many areas of the country there is growing use of rooftop solar panels, small wind turbines and other small-scale methods of power generation, called distributed generation, by individual residential, commercial and industrial customers. Distributed generation is encouraged and supported by various special interest groups, tax incentives, renewable portfolio standards and special rates designed to support such generation. Additionally, the EPA’s proposed “Clean Power Plan” rule, if enacted as proposed, could have the effect of providing greater incentives for distributed generation in order to meet state-based emission reduction targets under the proposed rule. See “Federal or state regulation of GHG emissions depending on how they are enacted, could increase our costs or the rates charged to our customers, which could curtail sales.”

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2014 – Jul. 31, 2014	60,386	$18.46	0.0	$0.0
Aug. 1, 2014 – Aug. 31, 2014	8,129	$17.89	0.0	$0.0
Sept. 1, 2014 – Sept. 30, 2014	2,133	$17.72	0.0	$0.0
Total 3rd Quarter 2014	70,648	$18.37	0.0	$0.0
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

Exhibits - See index on pages 82 and 83.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: October 31, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: October 31, 2014	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1

Securities Purchase Agreement dated as of October17, 2014, by and between TECO Diversified, Inc., as Seller, and Cambrian Coal Corporation, as Purchaser (Exhibit 2.1, Form 8-K dated October 22, 2014, of TECO Energy, Inc.).

*

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2011 of TECO Energy, Inc. and Tampa Electric Company).	*

4.1	Note Purchase Agreement, dated as of February 8, 2011, by and among New Mexico Gas Company, Inc. and the purchasers party thereto (including the Form of Senior Secured Note as Exhibit 1.1 thereto).

4.2

Amendment No. 1 to Note Purchase Agreement, dated as of July 16, 2014, by and between New Mexico Gas Company, Inc. and the noteholders party thereto, to the Note Purchase Agreement dated as of February 8, 2011, by and among New Mexico Gas Company, Inc. and the purchasers party thereto.

4.3

Amendment No. 2 to Note Purchase Agreement, dated as of July 16, 2014, by and between New Mexico Gas Company, Inc. and the noteholders party thereto, to the Note Purchase Agreement dated as of February 8, 2011, as amended, by and among New Mexico Gas Company, Inc. and the purchasers party thereto.

4.4	Note Purchase Agreement, dated as of July 30, 2014, by and among New Mexico Gas Company, Inc. and the purchasers party thereto (including the Form of Senior Unsecured Note as Exhibit 1 thereto).

4.5

Note Purchase Agreement, dated as of July 30, 2014, by and among New Mexico Gas Intermediate, Inc. and the purchasers party thereto (including the Form of Series A Senior Unsecured Note as Exhibit 1(a) thereto and Form of Series B Senior Unsecured Note as Exhibit 1(b) thereto).

10.1

Amendment No. 1, dated as of July 31, 2014, to the Senior Unsecured Bridge Credit Agreement, dated as of June 24, 2013, by and among TECO Finance, Inc., as Borrower, TECO Energy, Inc., as Guarantor, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the Lenders party thereto.

10.2

Amendment No. 1, dated as of August 1, 2014, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2013, among TECO Finance, Inc., as Borrower, TECO Energy, Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

10.3

Amendment No. 1, dated as of August 1, 2014, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2013, among Tampa Electric Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto.

10.4

Amendment No. 1, dated as of August 1, 2014, to the Credit Agreement dated as of December 17, 2013, among TECO Energy, Inc., as Initial Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

10.5

Joinder and Release Agreement, dated as of September 2, 2014, among TECO Energy, Inc., New Mexico Gas Company, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement dated as of December 17, 2013, as amended, among TECO Energy, Inc., as Initial Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

10.6

Amendment No. 2, dated as of September 30, 2014, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2013, as amended, among TECO Finance, Inc., as Borrower, TECO Energy, Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

Exhibit
No.	Description
10.7

Amendment No. 2, dated as of September 30, 2014, to the Fourth Amended and Restated Credit Agreement dated as of December 17, 2013, as amended, among Tampa Electric Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto.

10.8

Amendment No. 2, dated as of September 30, 2014, to the Credit Agreement dated as of December 17, 2013, as amended, among New Mexico Gas Company, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

10.9	Retention Agreement dated as of August 14, 2014 with Clark Taylor.

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

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