Form 10-Q
period 2015-03-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2015-05-01
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of April 24, 2015 was 235,121,846. As of April 24, 2015, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
BTU	British Thermal Unit
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
capacity clause	capacity cost-recovery clause, as established by the FPSC
CCRs	coal combustion residuals
CES	Continental Energy Systems
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMO	collateralized mortgage obligation
CNG	compressed natural gas
company	TECO Energy, Inc.
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEGSA	Empresa Eléctrica de Guatemala, S.A.
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GCBF	gas cost billing factor
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
IASB	International Accounting Standards Board
ICSID	International Centre for the Settlement of Investment Disputes
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities

Term	Meaning
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Met	metallurgical
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPEB	other postretirement benefits
OTC	over-the-counter
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGAC	purchased gas adjustment clause
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PM	particulate matter
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS ROW	renewable portfolio standards rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Coal	TECO Coal LLC, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Energy	TECO Energy, Inc.
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
USACE	U.S. Army Corps of Engineers

Term	Meaning
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2015	2014
Current assets
Cash and cash equivalents	$32.8	$25.4
Receivables, less allowance for uncollectibles of $2.2 and $2.1 at Mar. 31, 2015 and Dec. 31, 2014, respectively	262.8	299.8
Inventories, at average cost
Fuel	113.6	96.4
Materials and supplies	74.7	75.4
Derivative assets	0.3	0.0
Regulatory assets	52.0	53.6
Deferred income taxes	63.2	72.8
Prepayments and other current assets	32.2	22.6
Assets held for sale	97.1	109.6
Total current assets	728.7	755.6

Property, plant and equipment
Utility plant in service
Electric	7,152.7	7,094.8
Gas	2,008.6	1,984.6
Construction work in progress	634.7	640.0
Other property	14.6	14.5
Property, plant and equipment, at original costs	9,810.6	9,733.9
Accumulated depreciation	(2,645.9)	(2,645.7)
Total property, plant and equipment, net	7,164.7	7,088.2

Other assets
Regulatory assets	350.0	348.5
Goodwill	408.4	408.3
Deferred charges and other assets	64.8	65.8
Assets held for sale	60.9	59.8
Total other assets	884.1	882.4
Total assets	$8,777.5	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Mar. 31,	Dec. 31,
(millions)	2015	2014
Current liabilities
Long-term debt due within one year	$524.5	$274.5
Notes payable	206.0	139.0
Accounts payable	248.4	288.6
Customer deposits	178.2	176.2
Regulatory liabilities	49.4	57.0
Derivative liabilities	35.5	36.6
Interest accrued	57.7	39.9
Taxes accrued	29.0	29.9
Other	16.7	16.8
Liabilities associated with assets held for sale	33.7	39.4
Total current liabilities	1,379.1	1,097.9

Other liabilities
Deferred income taxes	547.9	519.2
Investment tax credits	8.9	9.0
Regulatory liabilities	720.0	729.0
Derivative liabilities	5.3	6.1
Deferred credits and other liabilities	360.1	370.9
Liabilities associated with assets held for sale	65.7	65.4
Long-term debt, less amount due within one year	3,103.2	3,354.0
Total other liabilities	4,811.1	5,053.6

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 235.6 million and 234.9 million shares outstanding at Mar. 31, 2015 and Dec. 31, 2014, respectively)	235.6	234.9
Additional paid in capital	1,881.9	1,875.9
Retained earnings	484.6	479.6
Accumulated other comprehensive loss	(14.8)	(15.7)
Total capital	2,587.3	2,574.7
Total liabilities and capital	$8,777.5	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Mar. 31,
(millions, except per share amounts)		2015	2014
Revenues
Regulated electric and gas		$689.9	$575.7
Unregulated		3.1	2.3
Total revenues		693.0	578.0
Expenses
Regulated operations and maintenance
Fuel		144.1	149.6
Purchased power		17.1	18.2
Cost of natural gas sold		103.0	47.1
Other		143.7	120.6
Operations and maintenance other expense		1.6	3.2
Depreciation and amortization		85.5	75.9
Taxes, other than income		51.8	47.8
Total expenses		546.8	462.4
Income from continuing operations		146.2	115.6
Other income
Allowance for other funds used during construction		3.8	2.4
Other income		1.6	(0.9)
Total other income		5.4	1.5
Interest charges
Interest expense		49.8	41.0
Allowance for borrowed funds used during construction		(1.9)	(1.4)
Total interest charges		47.9	39.6
Income from continuing operations before provision for income taxes		103.7	77.5
Provision for income taxes		39.9	29.1
Net income from continuing operations		63.8	48.4
Discontinued operations
Income (loss) from discontinued operations		(9.6)	1.2
Benefit from income taxes		(3.8)	(0.5)
Income (loss) on discontinued operations, net		(5.8)	1.7
Net income		$58.0	$50.1
Average common shares outstanding	– Basic	232.8	215.2
	– Diluted	233.5	215.7
Earnings per share from continuing operations	– Basic	$0.27	$0.22
	– Diluted	$0.27	$0.22
Earnings per share from discontinued operations	– Basic	$(0.02)	$0.01
	– Diluted	$(0.02)	$0.01
Earnings per share	– Basic	$0.25	$0.23
	– Diluted	$0.25	$0.23
Dividends paid per common share outstanding		$0.225	$0.220

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2015	2014
Net income	$58.0	$50.1
Other comprehensive income, net of tax
Gain on cash flow hedges	0.3	0.2
Amortization of unrecognized benefit costs	0.6	0.5
Increase in unrecognized postemployment costs	0.0	(8.2)
Other comprehensive income (loss), net of tax	0.9	(7.5)
Comprehensive income	$58.9	$42.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2015	2014
Cash flows from operating activities
Net income	$58.0	$50.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	85.9	84.9
Deferred income taxes and investment tax credits	36.0	28.8
Allowance for other funds used during construction	(3.8)	(2.4)
Non-cash stock compensation	3.9	3.7
Gain on sales of business/assets	0.0	(0.1)
Deferred recovery clauses	(5.7)	2.6
Receivables, less allowance for uncollectibles	51.0	18.1
Inventories	(15.7)	0.4
Prepayments and other current assets	(10.9)	(0.2)
Taxes accrued	1.7	15.5
Interest accrued	17.8	22.9
Accounts payable	(63.5)	(25.2)
Other	(7.7)	(12.2)
Cash flows from operating activities	147.0	186.9
Cash flows from investing activities
Capital expenditures	(160.0)	(136.3)
Allowance for other funds used during construction	3.8	2.4
Other investing activities	(0.2)	0.2
Cash flows used in investing activities	(156.4)	(133.7)
Cash flows from financing activities
Dividends	(53.0)	(48.0)
Proceeds from the sale of common stock	2.8	1.6
Net increase (decrease) in short-term debt	67.0	(55.0)
Cash flows from (used) in financing activities	16.8	(101.4)
Net increase (decrease) in cash and cash equivalents	7.4	(48.2)
Cash and cash equivalents at beginning of the period	25.4	185.2
Cash and cash equivalents at end of the period	$32.8	$137.0
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$11.5	$14.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2014 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for all utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Mar. 31, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended Mar. 31, 2015 and 2014. The results of operations for the three months ended Mar. 31, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

The consolidated financial statements include NMGI and NMGC from the acquisition date of Sept. 2, 2014 through Mar. 31, 2015. In addition, all periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly related to TECO Coal (see Note 15).

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet data was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Revenues

As of Mar. 31, 2015 and Dec. 31, 2014, unbilled revenues of $63.8 million and $86.6 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.4 million and $27.2 million for the three months ended Mar. 31, 2015 and 2014, respectively.

NMGC is an agent in the collection and payment of franchise fees and gross receipt taxes and is not required by a tariff to present the amounts on a gross basis. Therefore, NMGC’s franchise fees and gross receipt taxes are presented net with no line-item impact on the Consolidated Condensed Statements of Income.

2. New Accounting Pronouncements

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. This guidance is effective for the company beginning in 2016 and is required to be applied on a retrospective basis for all periods presented.

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

Regulatory Assets and Liabilities

Tampa Electric, PGS and NMGC apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year; and the advance recovery of expenditures for approved costs such as future storm damage or the future removal of property.

Details of the regulatory assets and liabilities as of Mar. 31, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$70.5	$69.2
Other:
Cost-recovery clauses	42.8	45.1
Postretirement benefit asset (2)	195.6	194.0
Deferred bond refinancing costs (3)	7.0	7.2
Debt basis adjustment (3)	20.1	20.9
Environmental remediation	53.4	53.1
Competitive rate adjustment	2.6	2.8
Other	10.0	9.8
Total other regulatory assets	331.5	332.9
Total regulatory assets	402.0	402.1
Less: Current portion	52.0	53.6
Long-term regulatory assets	$350.0	$348.5
Regulatory liabilities:
Regulatory tax liability (1)	$6.6	$6.9
Other:
Cost-recovery clauses	19.4	25.9
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	0.5	0.8
Accumulated reserve - cost of removal	686.0	695.2
Other	0.8	1.1
Total other regulatory liabilities	762.8	779.1
Total regulatory liabilities	769.4	786.0
Less: Current portion	49.4	57.0
Long-term regulatory liabilities	$720.0	$729.0
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over remaining service life of plan participants.
(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	Mar. 31,	Dec. 31,
(millions)	2015	2014
Clause recoverable (1)	$45.4	$47.9
Components of rate base (2)	200.7	199.0
Regulatory tax assets (3)	70.5	69.2
Capital structure and other (3)	85.4	86.0
Total	$402.0	$402.1
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC or NMPRC, as applicable, on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
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

4. Income Taxes

The effective tax rate increased to 38.48% for the three months ended Mar. 31, 2015 from 37.55% for the same period in 2014.

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2013 consolidated federal income tax return in January 2015. The U.S. federal statute of limitations remains open for the year 2011 and forward. Years 2014 and 2015 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2015. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. Additionally, any state net operating losses that were generated in prior years and are still being utilized are subject to examination by state jurisdictions. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state jurisdictions and foreign jurisdictions include 2005 and forward.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2015	2014	2015	2014
Components of net periodic benefit expense
Service cost	$4.5	$4.1	$0.6	$0.6
Interest cost	7.4	8.2	2.0	2.6
Expected return on assets	(10.8)	(10.3)	(0.3)	0.0
Amortization of:
Prior service (benefit) cost	(0.1)	(0.1)	(0.6)	0.0
Actuarial loss	3.4	3.2	0.0	0.0
Regulatory asset	0.0	0.0	0.3	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$4.4	$5.1	$2.0	$3.2

For the fiscal 2015 plan year, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.256% for pension benefits under its qualified pension plan. For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.206%. Additionally, TECO Energy made contributions of $14.9 million and $16.0 million to its pension plan for the three months ended Mar. 31, 2015 and 2014, respectively.

For the three months ended Mar. 31, 2015 and 2014, TECO Energy and its subsidiaries reclassified $0.8 million and $0.6 million, respectively, of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three months ended Mar. 31, 2015 and 2014, the regulated companies reclassified $2.2 million and $2.5 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

Black Lung Liability

TECO Coal is required by federal and state statutes to provide benefits to terminated, retired or (under state statutes) qualifying active employees for benefits related to black lung disease. TECO Coal is self-insured for black lung related claims. TECO Coal applies the accounting guidance of ASC 715, Compensation – Retirement Benefits, and annual expense is recorded for black lung obligations as determined by an independent actuary at the present value of the actuarially-computed liability for such benefits over the employee’s applicable term of service. At Mar. 31, 2015 and Dec. 31, 2014, TECO Coal had an actuarially-determined black lung liability of $24.8 million and $24.7 million, respectively. Expense related to the black lung liability recognized during the three months ended Mar. 31, 2015 and 2014 was not material.

As discussed in Note 15, TECO Coal was classified as an asset held for sale at Mar. 31, 2015. In accordance with ASC 715, an after-tax settlement charge of approximately $7.7 million related to the unfunded black lung obligations recorded in AOCI will be recognized as a loss from discontinued operations upon completion of the sale of TECO Coal, which is expected to occur in 2015.

6. Short-Term Debt

At Mar. 31, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$5.0	$0.6	$325.0	$12.0	$0.6
1-year accounts receivable facility	150.0	42.0	0.0	150.0	46.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	300.0	144.0	0.0	300.0	50.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	15.0	2.3	125.0	31.0	1.7
Total	$900.0	$206.0	$2.9	$900.0	$139.0	$2.3

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018. (3) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At Mar. 31, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2015 and Dec. 31, 2014 was 1.12% and 1.16%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Mar. 31, 2015, total long-term debt had a carrying amount of $3,627.7 million and an estimated fair market value of $4,035.8 million. At Dec. 31, 2014, total long-term debt had a carrying amount of $3,628.5 million and an estimated fair market value of $3,987.8 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of TECO Finance Floating Rate Notes due 2018

On Apr. 10, 2015, TECO Finance completed an offering of $250 million aggregate principal amount of floating rate notes due 2018, which are guaranteed by TECO Energy. See Note 16 for additional information.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three months ended Mar. 31, 2015 and 2014, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$0.3	$(0.2)	$0.1
Reclassification from AOCI to net income (1)	0.4	(0.2)	0.2
Gain on cash flow hedges	0.7	(0.4)	0.3
Amortization of unrecognized benefit costs (2)	0.9	(0.3)	0.6
Total other comprehensive income (loss)	$1.6	$(0.7)	$0.9
2014
Unrealized loss on cash flow hedges	$(0.1)	$0.0	$(0.1)
Reclassification from AOCI to net income (1)	0.4	(0.1)	0.3
Gain on cash flow hedges	0.3	(0.1)	0.2
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5
Increase in unrecognized postemployment costs (3)	(12.9)	4.7	(8.2)
Total other comprehensive income (loss)	$(11.8)	$4.3	$(7.5)

(1) Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Income (loss) from discontinued operations.
(2) Related to postretirement and postemployment benefits. See Note 5 for additional information.
(3) Amounts reflect an out-of-period adjustment related to TECO Coal's unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2015	Dec. 31, 2014
Unamortized pension loss and prior service credit (1)	$(22.0)	$(22.5)
Unamortized other benefit gains, prior service costs and transition obligations (2)	14.0	13.9
Net unrealized losses from cash flow hedges (3)	(6.8)	(7.1)
Total accumulated other comprehensive loss	$(14.8)	$(15.7)

(1) Net of tax benefit of $13.5 million and $13.8 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively.

(2)  Net of tax expense of $8.4 million and $8.3 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively. Balance includes a $7.7 million loss as of Mar. 31, 2015 related to TECO Coal's unfunded black lung liability that will be reclassified from AOCI to net income from discontinued operations upon the settlement of the black lung obligation at the sale date. See Note 15.

(3) Net of tax benefit of $4.1 million and $4.5 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively.

9. Earnings Per Share

	For the three months ended Mar. 31,
(millions, except per share amounts)	2015	2014 (1)
Basic earnings per share
Net income from continuing operations	$63.8	$48.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)
Income before discontinued operations available to common shareholders - Basic	$63.6	$48.2
Income (Loss) from discontinued operations, net	$(5.8)	$1.7
Amount allocated to nonvested participating shareholders	0.0	0.0
Income (Loss) from discontinued operations available to common shareholders - Basic	$(5.8)	$1.7
Net income	$58.0	$50.1
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)
Net income available to common shareholders - Basic	$57.8	$49.9
Average common shares outstanding - Basic	232.8	215.2
Earnings per share from continuing operations available to common shareholders - Basic	$0.27	$0.22
Earnings per share from discontinued operations available to common shareholders - Basic	$(0.02)	$0.01
Earnings per share available to common shareholders - Basic	$0.25	$0.23
Diluted earnings per share
Net income from continuing operations	$63.8	$48.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)
Income before discontinued operations available to common shareholders - Diluted	$63.6	$48.2
Income (Loss) from discontinued operations, net	$(5.8)	$1.7
Amount allocated to nonvested participating shareholders	0.0	0.0
Income (Loss) from discontinued operations available to common shareholders - Diluted	$(5.8)	$1.7
Net income	$58.0	$50.1
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)
Net income available to common shareholders - Diluted	$57.8	$49.9
Unadjusted average common shares outstanding - Diluted	232.8	215.2
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.7	0.5
Average common shares outstanding - Diluted	233.5	215.7
Earnings per share from continuing operations available to common shareholders - Diluted	$0.27	$0.22
Earnings per share from discontinued operations available to common shareholders - Diluted	$(0.02)	$0.01
Earnings per share available to common shareholders - Diluted	$0.25	$0.23
Anti-dilutive shares	0.1	0.0
(1) All prior periods presented reflect the classification of TECO Coal as discontinued operations (see Note 15).

10. Commitments and Contingencies

Legal Contingencies

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. The company believes the claims in the pending actions described below are without merit and intends to defend the matters vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

Tampa Electric Legal Proceedings

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

In September 2014, a man was electrocuted when allegedly two energized, downed primary conductors fell during a heavy storm, leading to his death. Plaintiff's wrongful death complaint against Tampa Electric alleged, among other things, negligence and code violations. In March 2015, Tampa Electric entered into a confidential settlement in connection with this matter.

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

TECO Guatemala Holdings, LLC v. The Republic of Guatemala

On Dec. 19, 2013, the ICSID Tribunal hearing the arbitration claim of TGH, a wholly owned subsidiary of TECO Energy, Inc., against the Republic of Guatemala (Guatemala) under the DR – CAFTA, issued an award in the case (the Award). The ICSID Tribunal unanimously found in favor of TGH and awarded damages to TGH of approximately U.S. $21.1 million, plus interest from Oct. 21, 2010 at a rate equal to the U.S. prime rate plus 2%. In addition, the ICSID Tribunal ruled that Guatemala must reimburse TGH for approximately U.S. $7.5 million of the costs that it incurred in pursuing the arbitration.

On Apr. 18, 2014, Guatemala filed an application for annulment of the entire Award (or, alternatively, certain parts of the Award) pursuant to applicable ICSID rules.

Also on Apr. 18, 2014, TGH separately filed an application for partial annulment of the Award on the basis of certain deficiencies in the ICSID Tribunal’s determination of the amount of TGH’s damages. If TGH’s application is successful, TGH will be able to seek additional damages from Guatemala in a new arbitration proceeding.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2015, TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of Mar. 31, 2015 is as follows:

(millions)	Year of expiration			Maximum
			After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2015	2016-2019	2019	Obligation	at Mar. 31, 2015 (2)
TECO Energy
Fuel sales and transportation	$0.0	$0.0	$92.9	$92.9	$0.0

				Maximum
(millions)			After (1)	Theoretical	Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016-2019	2019	Obligation	at Mar. 31, 2015 (2)
TEC	$0.0	$0.0	$0.6	$0.6	$0.1
NMGC	$0.0	$0.0	$2.3	$2.3	$0.0

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2019.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy, TEC or NMGC under these agreements at Mar. 31, 2015. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2015, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico	TECO			TECO
Three months ended Mar. 31,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2)	Eliminations	Energy
2015
Revenues - external	$449.8	$121.7	$119.0	$0.0	$2.5	$0.0	$693.0
Sales to affiliates	0.8	1.2	0.0	0.0	0.0	(2.0)	0.0
Total revenues	450.6	122.9	119.0	0.0	2.5	(2.0)	693.0
Depreciation and amortization	62.9	13.9	8.4	0.0	0.3	0.0	85.5
Total interest charges	23.5	3.5	3.3	0.0	17.9	(0.3)	47.9
Internally allocated interest	0.0	0.0	0.0	0.0	0.3	(0.3)	0.0
Provision (benefit) for income taxes	27.4	9.2	9.0	0.0	(5.7)	0.0	39.9
Net income (loss) from continuing operations	48.2	14.6	13.9	0.0	56.0	(68.9)	63.8
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(6.0)	0.2	0.0	(5.8)
Net income (loss)	$48.2	$14.6	$13.9	$(6.0)	$56.2	$(68.9)	$58.0
2014
Revenues - external	$452.9	$122.4	$0.0	$0.0	$2.7	$0.0	$578.0
Sales to affiliates	0.3	0.2	0.0	0.0	0.0	(0.5)	0.0
Total revenues	453.2	122.6	0.0	0.0	2.7	(0.5)	578.0
Depreciation and amortization	62.1	13.3	0.0	0.0	0.5	0.0	75.9
Total interest charges	22.0	3.4	0.0	0.0	16.0	(1.8)	39.6
Internally allocated interest	0.0	0.0	0.0	0.0	1.8	(1.8)	0.0
Provision (benefit) for income taxes	26.6	9.2	0.0	0.0	(6.7)	0.0	29.1
Net income (loss) from continuing operations	45.2	14.6	0.0	0.0	37.5	(48.9)	48.4
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(1.6)	3.3	0.0	1.7
Net income (loss)	$45.2	$14.6	$0.0	$(1.6)	$40.8	$(48.9)	$50.1
At Mar. 31, 2015
Total assets	$6,619.7	$1,085.5	$1,207.9	$209.6	$5,802.5	$(6,147.7)	$8,777.5
At Dec. 31, 2014
Total assets	$6,565.4	$1,082.8	$1,237.2	$227.7	$5,664.4	$(6,051.3)	8,726.2

(1)    All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly relate to TECO Coal. See Note 15.

(2) NMGI is included in the Other segment.

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

The company applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in the fair value of those instruments as either components of OCI or in net income, depending on the designation of those instruments (see Note 13). The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of the instrument’s settlement. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the market change of the amount paid or received on the underlying physical transaction.

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

The company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Mar. 31, 2015, all of the company’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at Mar. 31, 2015 and Dec. 31, 2014 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.3 million and $0 as of Mar. 31, 2015 and Dec. 31, 2014, respectively, and derivative liabilities totaled $40.8 million and $42.7 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Mar. 31, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Mar. 31, 2015, net pretax losses of $35.2 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Mar. 31, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 8.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three months ended Mar. 31, 2015 and 2014 is presented in Note 8. These gains and losses were the result of interest rate contracts for TEC and diesel fuel derivatives related to TECO Coal operations. The locations of the reclassifications to income were reflected in Interest expense for TEC and Income (loss) from discontinued operations for TECO Coal.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Mar. 31, 2017 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of Mar. 31, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	29.8
2016	0.0	9.6
2017	0.0	0.9
Total	0.0	40.3

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Mar. 31, 2015, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions generally do not require a nonperformance risk adjustment as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions.

Certain TECO Energy derivative instruments contain provisions that require the company’s debt, or in the case of derivative instruments where TEC is the counterparty, TEC’s debt, to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings, including TEC’s, were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The company has no other contingent risk features associated with any derivative instruments.

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

The following tables set forth by level within the fair value hierarchy, the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2015 and Dec. 31, 2014. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures
	As of Mar. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$0.0	$0.3	$0.0	$0.3

Liabilities
Natural gas swaps	$0.0	$40.8	$0.0	$40.8

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$42.7	$0.0	$42.7

Natural gas swaps are OTC swap instruments. The market approach is used in determining the fair value of natural gas swaps and the primary pricing inputs are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 12).

Interest rate swaps are also OTC swap instruments. The income approach is used in determining the fair value of interest rate swaps and the primary pricing inputs are LIBOR swap rates. For each instrument, the projected forward swap rate is used to determine the stream of cash flows over the life of the contract. The cash flows are then discounted using a spot discount rate to determine fair value.

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Mar. 31, 2015, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $5.4 million and $5.9 million of capacity pursuant to PPAs for the three months ended Mar. 31, 2015 and 2014, respectively.

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

15. Discontinued Operations, Assets Held for Sale and Asset Impairments

TECO Coal

In September 2014, the Board of Directors of TECO Energy authorized management to enter into negotiations for the sale of TECO Coal. As a result of this and other factors, the TECO Coal segment was accounted for as an asset held for sale and reported as a discontinued operation beginning in the third quarter of 2014.

On Oct. 17, 2014, TECO Diversified entered into an SPA to sell all of its ownership interest in TECO Coal to Cambrian Coal Corporation (“Cambrian”). On Feb. 5, 2015, the SPA was amended to extend the closing date to Mar. 13, 2015 and modify the purchase price to $80 million, subject to working capital adjustments, plus contingent payments of up to $60 million that may be paid between 2015 and 2019 depending on specified coal benchmark prices. As a result, in 2014 the company recorded impairment charges totaling $115.9 million pretax to write down the held-for-sale TECO Coal assets to their implied fair value based on the binding offer less estimated costs to sell. On Mar. 12, 2015, the SPA was further amended to extend the closing date to Apr. 24, 2015. On Apr. 17, 2015, the SPA was amended again to further extend the closing date to June 5, 2015, in order to allow for Cambrian’s financing arrangements to be completed (see Note 16).  No additional asset impairments were recorded in the first quarter of 2015.

The SPA contains customary representations, warranties, covenants, and closing conditions, including the purchaser’s obtaining debt financing in order to pay a portion of the purchase prices. The SPA also contains indemnification provisions subject to specified limitations as to time and amount. In addition, the SPA, as amended, is subject to termination by either party if specified closing conditions are not met by June 5, 2015. After closing of the sale, TECO Energy will not have influence over operations of TECO Coal, therefore the contingent payments and indemnification provisions are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly relate to the sale of TECO Coal.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale
(millions)	Mar. 31, 2015	Dec. 31, 2014
Current assets (1)	$97.1	$109.6
Property, plant and equipment, net and other long-term assets	60.9	59.8
Total assets held for sale	$158.0	$169.4

Liabilities associated with assets held for sale
(millions)	Mar. 31, 2015	Dec. 31, 2014
Current liabilities	$33.7	$39.4
Long-term liabilities	65.7	65.4
Total liabilities associated with assets held for sale	$99.4	$104.8
(1)	Certain items within Current assets are excluded from the SPA working capital adjustments.

TECO Guatemala

In 2012, TECO Guatemala completed the sale of its interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala. All periods presented reflect the classification of results from operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala as discontinued operations. While TECO Energy and its subsidiaries no longer have assets or operations in Guatemala, its subsidiary, TECO Guatemala Holdings, LLC, has retained its rights under its arbitration claim filed against the Republic of Guatemala (see Note 10). The first quarter 2015 charges shown in the table below are legal costs associated with that claim.  Additionally, in March 2014, an indemnification provision for an uncertain tax position at TCAE that was provided for in the 2012 purchase agreement was reversed due to a favorable final decision by the highest court in Guatemala, resulting in the income from operations amount shown in the table below.

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended
	Mar. 31,
(millions)	2015	2014
Revenues—TECO Coal	$72.7	$106.1
Loss from operations—TECO Coal	(9.5)	(3.8)
Income (loss) from operations—TECO Guatemala	(0.1)	5.0
Loss from discontinued operations—TECO Coal	(9.5)	(3.8)
Income (loss) from discontinued operations—TECO Guatemala	(0.1)	5.0
Income (loss) from discontinued operations	(9.6)	1.2
Benefit for income taxes	(3.8)	(0.5)
Income (loss) from discontinued operations, net	$(5.8)	$1.7

16. Subsequent Events

Issuance of TECO Finance Floating Rate Notes due 2018

On Apr. 10, 2015, TECO Finance completed an offering of $250 million aggregate principal amount of floating rate notes due 2018 (the 2018 Notes), which are guaranteed by TECO Energy. The 2018 Notes were sold at par and mature on Apr. 10, 2018. The 2018 Notes will bear interest at a floating rate that is reset quarterly based on the three-month LIBOR plus 60 basis points, which is payable quarterly on Jan. 10, Apr. 10, July 10 and Oct. 10 of each year, beginning July 10, 2015. Interest on the 2018 Notes will be computed on the basis of the actual number of days elapsed over a 360-day year. The 2018 Notes will not be subject to redemption prior to maturity. The 2018 Notes are effectively subordinated to existing and future liabilities of TECO Energy’s subsidiaries to their respective creditors, and also are effectively subordinated to any secured debt that TECO Finance and TECO Energy incur to the extent of the value of the assets securing that indebtedness. TECO Finance is a wholly owned subsidiary of TECO Energy whose business activities consist solely of providing funds to TECO Energy.

The offering resulted in net proceeds to TECO Finance (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $248.6 million. TECO Finance will use these net proceeds to repay borrowings under the TECO Finance credit facility and to fund a portion of the redemption of $191 million of TECO Finance notes due in May 2015.

Amendment to TECO Coal SPA

On Apr. 17, 2015, TECO Diversified entered into an amendment (the Amendment) to the SPA dated as of Oct. 17, 2014, as amended, with Cambrian. As disclosed in Note 15, the SPA related to the sale of all of the ownership interest in TECO Coal to Cambrian, and was subject to termination by either party if specified closing conditions, including the purchaser’s obtaining financing in order to pay a portion of the purchase price, were not met by Apr. 24, 2015. The Amendment extends this date and provides that the SPA, as amended, is subject to termination by either party if the specified closing conditions are not met by June 5, 2015.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2015	2014
Property, plant and equipment
Utility plant in service
Electric	$7,152.7	$7,094.8
Gas	1,318.6	1,308.9
Construction work in progress	626.9	624.2
Utility plant in service, at original costs	9,098.2	9,027.9
Accumulated depreciation	(2,627.7)	(2,633.8)
Utility plant in service, net	6,470.5	6,394.1
Other property	8.7	8.6
Total property, plant and equipment, net	6,479.2	6,402.7

Current assets
Cash and cash equivalents	15.0	10.4
Receivables, less allowance for uncollectibles of $1.5 and $1.4 at Mar. 31, 2015 and Dec. 31, 2014, respectively	213.7	227.2
Inventories, at average cost
Fuel	107.0	85.2
Materials and supplies	71.5	72.2
Regulatory assets	51.6	52.1
Derivative assets	0.3	0.0
Taxes receivable from affiliate	0.0	43.3
Deferred income taxes	17.7	24.8
Prepayments and other current assets	22.5	17.4
Total current assets	499.3	532.6

Deferred debits
Unamortized debt expense	16.4	16.8
Regulatory assets	322.3	319.6
Other	2.9	2.6
Total deferred debits	341.6	339.0
Total assets	$7,320.1	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Mar. 31,	Dec. 31,
(millions)	2015	2014
Capitalization
Common stock	$2,150.4	$2,130.4
Accumulated other comprehensive loss	(6.8)	(7.1)
Retained earnings	313.0	305.8
Total capital	2,456.6	2,429.1
Long-term debt	2,013.8	2,013.8
Total capitalization	4,470.4	4,442.9

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	47.0	58.0
Accounts payable	227.6	242.3
Customer deposits	172.4	170.4
Regulatory liabilities	48.8	54.7
Derivative liabilities	35.5	36.6
Interest accrued	39.9	17.0
Taxes accrued	41.8	12.4
Other	10.0	10.0
Total current liabilities	706.3	684.7

Deferred credits
Deferred income taxes	1,225.4	1,209.1
Investment tax credits	8.9	9.0
Derivative liabilities	5.3	6.1
Regulatory liabilities	612.9	623.4
Other	290.9	299.1
Total deferred credits	2,143.4	2,146.7

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,320.1	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2015	2014
Revenues
Electric	$450.4	$453.0
Gas	121.7	122.5
Total revenues	572.1	575.5
Expenses
Regulated operations and maintenance
Fuel	144.1	149.6
Purchased power	17.1	18.2
Cost of natural gas sold	43.3	47.2
Other	121.8	120.3
Depreciation and amortization	76.8	75.4
Taxes, other than income	47.6	47.4
Total expenses	450.7	458.1
Income from operations	121.4	117.4
Other income
Allowance for other funds used during construction	3.8	2.4
Other income, net	1.2	1.2
Total other income	5.0	3.6
Interest charges
Interest on long-term debt	27.7	25.7
Other interest	1.1	1.1
Allowance for borrowed funds used during construction	(1.8)	(1.4)
Total interest charges	27.0	25.4
Income before provision for income taxes	99.4	95.6
Provision for income taxes	36.6	35.8
Net income	62.8	59.8
Other comprehensive income, net of tax
Gain on cash flow hedges	0.3	0.2
Total other comprehensive income, net of tax	0.3	0.2
Comprehensive income	$63.1	$60.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2015	2014
Cash flows from operating activities
Net income	$62.8	$59.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	76.8	75.4
Deferred income taxes and investment tax credits	21.2	22.7
Allowance for funds used during construction	(3.8)	(2.4)
Deferred recovery clauses	(4.7)	2.6
Receivables, less allowance for uncollectibles	13.5	12.7
Inventories	(21.1)	9.3
Prepayments	(5.0)	(0.2)
Taxes accrued	72.7	82.4
Interest accrued	22.9	20.9
Accounts payable	(28.3)	(23.3)
Other	(6.9)	(9.1)
Cash flows from operating activities	200.1	250.8
Cash flows from investing activities
Capital expenditures	(152.6)	(132.0)
Allowance for funds used during construction	3.8	2.4
Cash flows used in investing activities	(148.8)	(129.6)
Cash flows from financing activities
Common stock	20.0	7.0
Net decrease in short-term debt	(11.0)	(55.0)
Dividends	(55.7)	(66.1)
Cash flows used in financing activities	(46.7)	(114.1)
Net increase in cash and cash equivalents	4.6	7.1
Cash and cash equivalents at beginning of period	10.4	9.8
Cash and cash equivalents at end of period	$15.0	$16.9
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$11.4	$14.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s 2014 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, Inc. For the purposes of its consolidated financial reporting, TEC is comprised of the electric division, generally referred to as Tampa Electric, the natural gas division, generally referred to as PGS, and potentially the accounts of VIEs for which it is the primary beneficiary. For the periods presented, no VIEs have been consolidated (see Note 13).

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Mar. 31, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended Mar. 31, 2015 and 2014. The results of operations for the three months ended Mar. 31, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet data was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Revenues

As of Mar. 31, 2015 and Dec. 31, 2014, unbilled revenues of $52.5 million and $49.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.4 million and $27.2 million for the three months ended Mar. 31, 2015 and 2014, respectively.

2. New Accounting Pronouncements

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. This guidance is effective for TEC beginning in 2016 and is required to be applied on a retrospective basis for all periods presented.

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

Regulatory Assets and Liabilities

Tampa Electric and PGS apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year; and the advance recovery of expenditures for approved costs such as future storm damage or the future removal of property.

Details of the regulatory assets and liabilities as of Mar. 31, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$70.5	$69.2
Other:
Cost-recovery clauses	42.4	43.6
Postretirement benefit asset (2)	189.7	187.8
Deferred bond refinancing costs (3)	7.0	7.2
Environmental remediation	53.4	53.1
Competitive rate adjustment	2.6	2.8
Other	8.3	8.0
Total other regulatory assets	303.4	302.5
Total regulatory assets	373.9	371.7
Less: Current portion	51.6	52.1
Long-term regulatory assets	$322.3	$319.6
Regulatory liabilities:
Regulatory tax liability (1)	$4.9	$5.1
Other:
Cost-recovery clauses	18.8	23.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	0.5	0.8
Accumulated reserve - cost of removal	580.7	591.5
Provision for stipulation and other	0.7	1.1
Total other regulatory liabilities	656.8	673.0
Total regulatory liabilities	661.7	678.1
Less: Current portion	48.8	54.7
Long-term regulatory liabilities	$612.9	$623.4
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the remaining service life of plan participants.
(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	Mar. 31,	Dec. 31,
(millions)	2015	2014
Clause recoverable (1)	$45.0	$46.4
Components of rate base (2)	193.0	191.0
Regulatory tax assets (3)	70.5	69.2
Capital structure and other (3)	65.4	65.1
Total	$373.9	$371.7
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
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

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the three months ended Mar. 31, 2015 and 2014 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

The IRS concluded its examination of TECO Energy’s 2013 consolidated federal income tax return in January 2015. The U.S. federal statute of limitations remains open for the year 2010 and forward. Years 2014 and 2015 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2015. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Mar. 31, 2015 and 2014, respectively, was $2.6 million and $3.8 million for pension benefits, and $1.4 million and $2.6 million for other postretirement benefits.

For the fiscal 2015 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.256%. For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.206%. Additionally, TECO Energy made contributions of $14.9 million and $16.0 million to its pension plan in the three months ended Mar. 31, 2015 and 2014, respectively. TEC’s portion of the contributions was $11.0 million and $13.0 million, respectively.

Included in the benefit expenses discussed above, for the three months ended Mar. 31, 2015 and 2014, TEC reclassified $1.9 million and $2.5 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At Mar. 31, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$5.0	$0.6	$325.0	$12.0	$0.6
1-year accounts receivable facility	150.0	42.0	0.0	150.0	46.0	0.0
Total	$475.0	$47.0	$0.6	$475.0	$58.0	$0.6
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.

At Mar. 31, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2015 and Dec. 31, 2014 was 0.87% and 0.7%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Mar. 31, 2015, TEC’s total long-term debt had a carrying amount of $2,097.1 million and an estimated fair market value of $2,414.8 million. At Dec. 31, 2014, TEC’s total long-term debt had a carrying amount of $2,097.1 million and an estimated fair market value of $2,372.2 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

8. Commitments and Contingencies

Legal Contingencies

From time to time, TEC and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. The company believes the claims in the pending actions described below are without merit and intends to defend the matters vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

Tampa Electric Legal Proceedings

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

In September 2014, a man was electrocuted when allegedly two energized, downed primary conductors fell during a heavy storm, leading to his death. Plaintiff's wrongful death complaint against Tampa Electric alleged, among other things, negligence and code violations. In March 2015, Tampa Electric entered into a confidential settlement in connection with this matter.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2015, TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Mar. 31, 2015 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016-2019	2019	Total	at Mar. 31, 2015
TEC (2)	$0.0	$0.0	$0.6	$0.6	$0.1
(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2019.
(2)

The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TEC under these agreements at Mar. 31, 2015. The obligations under these letters of credit include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2015, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa	Peoples		Tampa Electric
Three months ended Mar. 31,	Electric	Gas	Eliminations	Company
2015
Revenues - external	$450.4	$121.7	$0.0	$572.1
Sales to affiliates	0.2	1.2	(1.4)	0.0
Total revenues	450.6	122.9	(1.4)	572.1
Depreciation and amortization	62.9	13.9	0.0	76.8
Total interest charges	23.5	3.5	0.0	27.0
Provision for income taxes	27.4	9.2	0.0	36.6
Net income	48.2	14.6	0.0	62.8
2014
Revenues - external	$453.1	$122.4	$0.0	$575.5
Sales to affiliates	0.1	0.2	(0.3)	0.0
Total revenues	453.2	122.6	(0.3)	575.5
Depreciation and amortization	62.1	13.3	0.0	75.4
Total interest charges	22.0	3.4	0.0	25.4
Provision for income taxes	26.6	9.2	0.0	35.8
Net income	45.2	14.6	0.0	$59.8
Total assets at Mar. 31, 2015	$6,278.7	$1,050.4	$(9.0)	$7,320.1
Total assets at Dec. 31, 2014	6,234.4	1,047.0	(7.1)	7,274.3

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in the fair value of those instruments as either components of OCI or in net income, depending on the designation of those instruments (see Note 11). The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of the instrument’s settlement. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the market change of the amount paid or received on the underlying physical transaction.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of Mar. 31, 2015, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at Mar. 31, 2015 and Dec. 31, 2014 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.3 million and $0 as of Mar. 31, 2015 and Dec. 31, 2014, respectively, and derivative liabilities totaled $40.8 million and $42.7 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Mar. 31, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Mar. 31, 2015, net pretax losses of $35.2 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Mar. 31, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three months ended Mar. 31, 2015 and 2014 is presented in Note 12. Gains and losses were the result of interest rate contracts and the reclassifications to income were reflected in Interest expense.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Mar. 31, 2017 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of Mar. 31, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	29.8
2016	0.0	9.6
2017	0.0	0.9
Total	0.0	40.3

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of Mar. 31, 2015, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance risk in determining the fair value of counterparty positions. Net liability positions generally do not require a nonperformance risk adjustment as TEC uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, TEC considers general market conditions and the observable financial health and outlook of specific counterparties in evaluating the potential impact of nonperformance risk to derivative positions.

Certain TEC derivative instruments contain provisions that require TEC’s debt to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. TEC has no other contingent risk features associated with any derivative instruments.

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

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2015 and Dec. 31, 2014. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Derivative Fair Value Measures
	As of Mar. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$0.0	$0.3	$0.0	$0.3

Liabilities
Natural gas swaps	$0.0	$40.8	$0.0	$40.8

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$42.7	$0.0	$42.7

Natural gas swaps are OTC swap instruments. The market approach is used in determining the fair value of natural gas swaps and the primary pricing inputs are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 10).

Interest rate swaps are also OTC swap instruments. The income approach is used in determining the fair value of interest rate swaps and the primary pricing inputs are LIBOR swap rates. For each instrument, the projected forward swap rate is used to determine the stream of cash flows over the life of the contract. The cash flows are then discounted using a spot discount rate to determine fair value.

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At Mar. 31, 2015, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$0.3	$(0.2)	$0.1
Reclassification from AOCI to net income	0.4	(0.2)	0.2
Gain on cash flow hedges	0.7	(0.4)	0.3
Total other comprehensive income	$0.7	$(0.4)	$0.3
2014
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.2)	0.2
Gain on cash flow hedges	0.4	(0.2)	0.2
Total other comprehensive income	$0.4	$(0.2)	$0.2

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2015	Dec. 31, 2014
Net unrealized losses from cash flow hedges (1)	$(6.8)	$(7.1)
Total accumulated other comprehensive loss	$(6.8)	$(7.1)
(1)	Net of tax benefit of $4.1 million and $4.5 million as of Mar. 31, 2015 and Dec. 31, 2014, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 160 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $5.4 million and $5.9 million of capacity pursuant to PPAs for the three months ended Mar. 31, 2015 and 2014, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other  information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; the ability to successfully implement the integration plans for NMGC and generate the financial results to make the acquisition accretive; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures; the ability of the purchaser of TECO Coal to obtain suitable financing and for TECO Energy to successfully close the pending sale transaction, or otherwise exit the coal business. Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2014.

Earnings Summary – Unaudited
	Three Months Ended Mar. 31,
(millions) Except per-share amounts	2015	2014
Consolidated revenues	$693.0	$578.0
Net income from continuing operations	63.8	48.4
Income (loss) on discontinued operations, net	(5.8)	1.7
Net income	58.0	50.1
Average common shares outstanding
Basic	232.8	215.2
Diluted	233.5	215.7
Earnings per share – basic
Continuing operations	$0.27	$0.22
Discontinued operations	(0.02)	0.01
Earnings per share - basic	$0.25	$0.23
Earnings per share – diluted
Continuing operations	$0.27	$0.22
Discontinued operations	(0.02)	0.01
Earnings per share - diluted	$0.25	$0.23

Operating Results

Three Months Ended Mar. 31, 2015

TECO Energy, Inc. reported first-quarter 2015 net income of $58.0 million, or $0.25 per share, compared with $50.1 million, or $0.23 per share, in the first quarter of 2014. Net income from continuing operations was $63.8 million, or $0.27 per share, in the 2015 first quarter, compared with $48.4 million, or $0.22 per share, for the same period in 2014. Net income from continuing operations included $0.7 million of integration costs associated with the acquisition of NMGC.

As a result of the previously announced agreement to sell TECO Coal, those operations were classified as discontinued operations effective in the third quarter of 2014 (see Note 15 to the TECO Energy Consolidated Financial Statements and the Discontinued Operations section later in this MD&A).

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2015 was $48.2 million, compared with $45.2 million for the same period in 2014. First-quarter results in 2015 reflect customer growth and higher energy sales due to warm March weather. Results reflected operations and maintenance expenses essentially unchanged from 2014 and higher interest expense from higher long-term debt balances.  First-quarter net income in 2015 included $3.8 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $2.4 million in the 2014 quarter.

Total degree days in Tampa Electric's service area in the first quarter of 2015 were 6% above normal and 11% above the 2014 period, driven by much warmer than normal weather in March. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, increased 1.4% in the first quarter of 2015 compared with the same period in 2014. Customer growth in the quarter was 1.7%.  In the 2015 period, pretax base revenues increased $3.8 million due to higher energy sales and the pro rata portion of $7.5 million of higher annual pretax base revenue effective November 2014. Sales to the weather-sensitive residential customers increased primarily from the warmer than normal March weather, while sales to non-phosphate industrial customers increased due to the improving economy. Sales to lower-margin industrial-phosphate customers were lower as self-generation by those customers increased. (The quarterly energy sales in the following table reflect the energy sales based on the timing of billing cycles, which can vary period to period.)

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was essentially unchanged from the 2014 quarter. These results reflect higher payroll costs offset by lower other benefit costs and lower costs to reliably serve customers and operate and maintain the system, due to cost efficiencies and the benefit of synergies from shared services among all three utilities. Depreciation and amortization expense increased approximately $0.5 million as higher depreciation on normal additions to facilities to reliably serve customers was partially offset by the reduction in depreciation expense associated with the retirement of assets that were either obsolete or no longer required to serve customers.

A summary of Tampa Electric’s regulated operating statistics for the three months ended Mar. 31, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended Mar. 31,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$213.4	$213.5	(0.1)	1,839.4	1,822.9	0.9
Commercial	133.0	134.9	(1.4)	1,350.1	1,350.9	(0.1)
Industrial – Phosphate	13.4	16.7	(19.8)	167.7	208.3	(19.5)
Industrial – Other	24.8	24.3	1.8	279.4	267.9	4.3
Other sales of electricity	40.5	42.5	(4.7)	400.1	421.8	(5.2)
Deferred and other revenues (1)	7.5	(1.9)	479.3
Total energy sales	$432.6	$430.0	0.6	4,036.7	4,071.8	(0.9)
Sales for resale	1.9	7.0	(73.0)	53.5	106.4	(49.7)
Other operating revenue	16.1	16.2	(0.7)
Total revenues	$450.6	$453.2	(0.6)	4,090.2	4,178.2	(2.1)
Average customers (thousands)	714.0	702.3	1.7
Retail net energy for load (kilowatt hours)				4,242.3	4,185.2	1.4

(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

Peoples Gas System reported net income of $14.6 million for the first quarter, unchanged from 2014. Therm sales to the weather-sensitive residential customers increased as a result of average customer growth of 2.0% in the quarter and colder February winter weather, which more than offset mild March weather.  Sales to commercial and industrial customers increased as a result of the stronger Florida economy and conversions of vehicle fleets to compressed natural gas. Sales to power-generation customers increased due to higher utilization of gas-fired power generators versus coal-fired generation by a single customer. Non-fuel operations and maintenance expense was $0.8 million higher than the 2014 period, which included a $1.6 million benefit from the recovery of costs from a 2010 contractor damage incident.  Depreciation and amortization increased slightly due to normal additions to facilities to serve customers.

A summary of PGS’s regulated operating statistics for the three months ended Mar. 31, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Mar. 31,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$49.3	$49.7	(1.0)	34.4	33.2	3.3
Commercial	41.6	40.9	1.8	138.2	131.0	5.5
Industrial	3.2	3.6	(10.8)	76.1	72.0	5.7
Off system sales	7.8	8.5	(7.7)	23.4	15.4	52.3
Power generation	1.9	1.9	1.8	184.6	155.6	18.6
Other revenues	16.1	16.0	0.9
Total	$119.9	$120.6	(0.5)	456.7	407.2	12.1
By Sales Type
System supply	$69.4	$71.7	(3.1)	66.3	57.4	15.4
Transportation	34.4	32.9	4.4	390.4	349.8	11.6
Other revenues	16.1	16.0	0.9
Total	$119.9	$120.6	(0.5)	456.7	407.2	12.1
Average customers (thousands)	359.0	351.9	2.0

New Mexico Gas Company

NMGC reported first quarter net income of $13.9 million. First-quarter heating degree days in New Mexico were 9% below normal and 1% below 2014, reflecting one of the mildest winters in recent years.  First quarter 2015 customer growth was 0.6%. On a per-share basis, the NMGC acquisition was approximately $0.04 accretive to first-quarter results. Due to the seasonal nature of the local gas distribution business driven by the use of natural gas for heating in New Mexico, NMGC is expected to be dilutive to earnings in the second and third quarters, but accretive in the fourth quarter and for the full-year period.

A summary of NMGC’s regulated operating statistics for the three months ended Mar. 31, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Mar. 31,	2015	2014 (1)	% Change	2015	2014 (1)	% Change
By Customer Type
Residential	$87.5	$112.2	(22.1)	121.2	122.9	(1.4)
Commercial	23.2	33.0	(29.6)	41.1	44.1	(6.9)
Industrial	0.2	0.4	(48.0)	0.4	0.7	(36.8)
Off system sales	0.3	2.2	(85.9)	1.2	4.3	(71.8)
On system transportation	6.1	6.3	(3.0)	84.7	97.8	(13.3)
Off system transportation	0.2	0.2	(4.9)	10.3	11.0	(6.6)
Other revenues	1.5	1.5	(1.2)
Total	$119.0	$155.8	(23.6)	258.9	280.8	(7.8)
By Sales Type
System supply	$111.2	$147.8	(24.8)	163.9	172.0	(4.7)
Transportation	6.3	6.5	(3.0)	95.0	108.8	(12.6)
Other revenues	1.5	1.5	(1.2)
Total	$119.0	$155.8	(23.6)	258.9	280.8	(7.8)
Average customers (thousands)	516.8	513.9	0.6

(1)     Information presented for 2014 is for comparative purposes only, as this was before the date of acquisition (Sept. 2, 2014).

Discontinued Operations – TECO Coal

The first quarter 2015 loss in discontinued operations of $5.8 million consisted of the TECO Coal loss from operations and a favorable tax adjustment recorded in the Other (net) segment. The first-quarter loss from operations was driven by sales of 0.9 million tons, compared with 1.3 million tons sold in the same period in 2014. The lower tons reflect the harsh winter weather, which reduced production and caused rail service interruptions. In 2015, first-quarter results also reflect selling prices and costs associated with reductions in personnel and steps taken in advance of closing the sale of the company.

Other (net)

The cost from continuing operations for Other (net) in the first quarter of 2015 was $12.9 million, compared with a cost of $11.4 million in the same period in 2014. Net income in 2015 included $0.7 million of costs associated with the integration of NMGC, compared with $2.1 million of NMGC-related costs in 2014. The costs in 2015 reflect $1.1 million of interest expense related to notes at NMGI, the parent of NMGC, and $1.0 million of interest expense previously allocated to TECO Coal.

The segment data in Note 11 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion above nets the two segments.

2015 Guidance from Continuing Operations

TECO Energy is maintaining its previously provided 2015 earnings-per-share guidance from continuing operations, excluding charges or gains, in a range between $1.08 and $1.11 in 2015, driven by the factors discussed below.

Tampa Electric expects to earn in the upper half of its allowed Return on Equity (ROE) range of 9.25% to 11.25%, driven by $7.5 million of higher base revenues that were effective Nov. 1, 2014 as a result of its September 2013 rate case settlement agreement, average customer growth trends in line with those experienced in 2014, and higher AFUDC.  Retail energy sales to residential, commercial and non-phosphate industrial customers are expected to grow by almost 1.0%. Total retail sales are expected to be about 0.3% higher, as sales to lower-margin interruptible Industrial-Phosphate customers are expected to decline due to increased self-generation. These sales forecasts reflect the impact of improved lighting and appliance efficiency and customer energy conservation. Full-year operations and maintenance expenses are expected to be lower than 2014 as lower employee-related costs and the impact of synergies in Florida as a result of the NMGC integration more than offset higher costs to operate the system and reliably serve customers. Depreciation expense is expected to be higher due to normal additions to facilities to serve customers.

Peoples Gas expects to continue to earn in the upper half of its allowed ROE range of 9.75% to 11.75% from customer growth trends in line with those experienced in 2015, and continued interest from customers utilizing petroleum and other fuel sources to convert to natural gas.  Operations and maintenance expense and depreciation trends are expected to be similar to Tampa Electric.

NMGC expects 2015 customer growth of more than 0.5%, volume growth at about the same level, and lower operations and maintenance expense from integration synergies.  NMGC will credit $2.0 million to customer bills in the first 12 months post-closing and $4.0 million in each subsequent 12-month period until new base rates are established. NMGC is expected to be accretive to TECO Energy’s earnings per share in 2015.

The forecasts for all utilities assume normal weather for the remainder of 2015.

Other (net) cost is expected to increase in 2015.  The benefit of refinancing the $191 million of TECO Finance 6.75% notes due in May 2015 with $250 million of floating rate notes completed in early April will more than offset the impact of no longer allocating interest expense to TECO Coal. The non-utility interest cost in 2015 will reflect a full year of interest on debt at NMGI.

Discontinued operations will include the operating results for TECO Coal through the closing of the sale as well as the accounting for the completion of the sale.

Environmental

Tampa Electric produces ash and other by-products, collectively known as CCRs. The CCRs produced at Big Bend include fly ash, FGD gypsum, boiler slag, bottom ash and economizer ash. The CCRs produced at the Polk Power Station include gasifier slag and sulfuric acid. Overall, over 97% of all CCRs produced at these facilities were marketed to customers for beneficial use in commercial and industrial products. The remaining 3% were either disposed of onsite or shipped offsite to nearby industrial waste landfills in Central Florida.

The U.S. EPA published its CCR rule in the Federal Register on April 17, starting a 90-day period for legal challenges. This publication finalizes a rule setting federal standards for how companies may dispose of CCRs. It is expected that the litigation could have a material impact on both the content and the timing of the implementation of the rules.  Accordingly, the outcome of this rule-making process and its impact on our businesses cannot be determined at this time. While certain costs related to environmental compliance are currently recoverable from customers under Florida’s ECRC, we cannot be assured that any increased costs associated with complying with those regulations will be eligible for such treatment.

Income Taxes

The provisions for income taxes from continuing operations for the three month periods ended Mar. 31, 2015 and 2014 were $39.9 million and $29.1 million, respectively. The provision for income taxes for the three months ended Mar. 31, 2015 was impacted by higher operating income.

Liquidity and Capital Resources

The table below sets forth the Mar. 31, 2015 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities	$900.0	$475.0	$125.0	$300.0
Drawn amounts/LCs	208.9	47.6	17.3	144.0
Available credit facilities	691.1	427.4	107.7	156.0
Cash and short-term investments	32.8	15.0	7.1	10.7
Total liquidity	$723.9	$442.4	$114.8	$166.7

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2015, TECO Energy and its subsidiaries were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at Mar. 31, 2015. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at Mar. 31, 2015
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	46.5%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	46.5%
6.25% senior notes	Debt/capital Limit on liens (3)	Cannot exceed 60% Cannot exceed $700	46.5% $0 liens outstanding
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	29.9%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	29.9%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	46.8%
TECO Energy/TECO Finance
Credit facility (2)	Debt/capital	Cannot exceed 65%	59.5%
TECO Finance 6.75% notes	Restrictions on secured debt (4)	(5)	(5)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(5)

The indenture for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Mar. 31, 2015

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

S&P, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for S&P is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus, the credit rating agencies assign TECO Energy, TECO Finance, TEC and NMGC’s senior unsecured debt investment-grade credit ratings.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TECO Energy Consolidated Financial Statements). The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings (see the Risk Factors section of TECO Energy’s 2014 Annual Report on Form 10-K). These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Mar. 31, 2015, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

The company’s critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets, goodwill, purchase accounting and regulatory accounting. For further discussion of critical accounting policies, see TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 9% from Dec. 31, 2014 to Mar. 31, 2015. For natural gas, the company maintained a similar volume hedged as of Mar. 31, 2015 from Dec. 31, 2014.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the three month period ended Mar. 31, 2015:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2014	$(42.7)
Additions and net changes in unrealized fair value of derivatives	(10.8)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	13.0
Net fair value of derivatives as of Mar. 31, 2015	$(40.5)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2014	$(42.7)
Change in fair value of derivative net asset (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	(10.8)
Recorded in earnings	0.0
Realized net settlement of derivatives	13.0
Net fair value of derivatives as of Mar. 31, 2015	$(40.5)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Mar. 31, 2015:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	(35.2)	(5.3)	(40.5)
Model prices (2)	0.0	0.0	0.0
Total	$(35.2)	$(5.3)	$(40.5)
(1)	Reflects over-the-counter natural gas swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

On Sept. 2, 2014, TECO Energy completed the acquisition of the privately-held NMGI and its wholly owned subsidiary, NMGC. NMGI and NMGC’s business combined constitute 14.7% and 15.1% of total assets of TECO Energy at Mar. 31, 2015 and Dec. 31, 2014, respectively, and 17.2% of TECO Energy’s revenues for the three months ended Mar. 31, 2015. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by Mar. 31, 2015, TECO Energy’s management has excluded NMGI and NMGC from its evaluation of disclosure controls and procedures from the date of such acquisition through Mar. 31, 2015. TECO Energy’s management is in the process of reviewing the operations of NMGI and NMGC and implementing TECO Energy’s internal control structure over the acquired operations.

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

For a discussion of certain legal proceedings and environmental matters, including an update of previously disclosed legal proceedings and environmental matters, see Notes 10 and 8, Commitments and Contingencies, of the TECO Energy and Tampa Electric Company Consolidated Financial Statements, respectively.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of	Average Price	Total Number of Shares	Maximum Number (or
	Shares (or Units)	Paid per Share	(or Units) Purchased as	Approximate Dollar Value)
	Purchased (1)	(or Unit)	Part of Publicly	of Shares (or Units) that
			Announced Plans or	May Yet Be Purchased
			Programs	Under the Plans or
				Programs
Jan. 1, 2015 - Jan. 31, 2015	1,196	$21.56	0	$0
Feb. 1, 2015 - Feb. 28, 2015	2,947	$20.63	0	$0
Mar. 1 , 2015 - Mar. 31, 2015	106,115	$19.28	0	$0
Total 1st Quarter 2015	110,258	$19.34	0	$0

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

Exhibits - See index on pages 48 and 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: May 1, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 1, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1

Amendment No. 2 dated as of February 5, 2015 to the Securities Purchase Agreement dated as of October 17, 2014, by and between TECO Diversified, Inc. as Seller, and Cambrian Coal Corporation, as Purchaser.

2.2

Amendment No. 3 dated as of March 12, 2015 to the Securities Purchase Agreement dated as of October 17, 2014, by and between TECO Diversified, Inc. as Seller, and Cambrian Coal Corporation, as Purchaser.

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.2, Form 8-K dated May 4, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

10.1	Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan, as amended.

10.2	Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan, as amended.

10.3

Amended and Restated Purchase and Contribution Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Originator, and TEC Receivables Corp., as the Purchaser (Exhibit 10.1, Form 8-K dated March 30, 2015 of TECO Energy and Tampa Electric Company).

*

10.4

Loan and Servicing Agreement dated as of March 24, 2015, among TEC Receivables Corp., as Borrower, Tampa Electric Company, as Servicer, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent (Exhibit 10.2, Form 8-K dated March 30, 2015 of TECO Energy and Tampa Electric Company).

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

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

Exhibit
No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

*

Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.