Form 10-Q
period 2015-06-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2015-08-05
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of July 31, 2015 was 235,215,710. As of July 31, 2015, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	Dec. 31,
(millions)	2015	2014
Current assets
Cash and cash equivalents	$56.0	$25.4
Receivables, less allowance for uncollectibles of $2.2 and $2.1 at June 30, 2015 and Dec. 31, 2014, respectively	273.3	299.8
Inventories, at average cost
Fuel	132.7	96.4
Materials and supplies	75.8	75.4
Derivative assets	0.6	0.0
Regulatory assets	39.4	53.6
Deferred income taxes	73.4	72.8
Prepayments and other current assets	31.5	22.6
Assets held for sale	96.5	109.6
Total current assets	779.2	755.6

Property, plant and equipment
Utility plant in service
Electric	7,217.1	7,094.8
Gas	2,055.2	1,984.6
Construction work in progress	648.0	640.0
Other property	14.8	14.5
Property, plant and equipment, at original costs	9,935.1	9,733.9
Accumulated depreciation	(2,693.4)	(2,645.7)
Total property, plant and equipment, net	7,241.7	7,088.2

Other assets
Regulatory assets	343.3	348.5
Goodwill	408.4	408.3
Deferred charges and other assets	65.8	65.8
Assets held for sale	0.0	59.8
Total other assets	817.5	882.4
Total assets	$8,838.4	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	June 30,	Dec. 31,
(millions)	2015	2014
Current liabilities
Long-term debt due within one year	$333.3	$274.5
Notes payable	85.5	139.0
Accounts payable	258.2	288.6
Customer deposits	179.5	176.2
Regulatory liabilities	49.9	57.0
Derivative liabilities	24.4	36.6
Interest accrued	38.1	39.9
Taxes accrued	46.0	29.9
Other	16.7	16.8
Liabilities associated with assets held for sale	30.2	39.4
Total current liabilities	1,061.8	1,097.9

Other liabilities
Deferred income taxes	573.1	519.2
Investment tax credits	8.8	9.0
Regulatory liabilities	713.2	729.0
Derivative liabilities	1.9	6.1
Deferred credits and other liabilities	341.5	370.9
Liabilities associated with assets held for sale	66.3	65.4
Long-term debt, less amount due within one year	3,518.5	3,354.0
Total other liabilities	5,223.3	5,053.6

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 235.1 million and 234.9 million shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively)	235.1	234.9
Additional paid in capital	1,885.7	1,875.9
Retained earnings	443.5	479.6
Accumulated other comprehensive loss	(11.0)	(15.7)
Total capital	2,553.3	2,574.7
Total liabilities and capital	$8,838.4	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended June 30,
(millions, except per share amounts)		2015	2014
Revenues
Regulated electric and gas		$678.2	$603.6
Unregulated		2.4	2.1
Total revenues		680.6	605.7
Expenses
Regulated operations and maintenance
Fuel		171.8	169.7
Purchased power		19.6	19.9
Cost of natural gas sold		49.1	29.1
Other		155.4	126.8
Operations and maintenance other expense		1.1	4.6
Depreciation and amortization		87.0	75.5
Taxes, other than income		53.3	48.1
Total expenses		537.3	473.7
Income from operations		143.3	132.0
Other income
Allowance for other funds used during construction		3.7	2.0
Other income, net		1.4	(0.5)
Total other income		5.1	1.5
Interest charges
Interest expense		48.2	41.4
Allowance for borrowed funds used during construction		(1.8)	(0.7)
Total interest charges		46.4	40.7
Income from continuing operations before provision for income taxes		102.0	92.8
Provision for income taxes		40.5	35.2
Net income from continuing operations		61.5	57.6
Discontinued operations
Income (loss) from discontinued operations		(78.1)	0.0
Benefit from income taxes		(28.4)	(0.8)
Income (loss) on discontinued operations, net		(49.7)	0.8
Net income		$11.8	$58.4
Average common shares outstanding	– Basic	233.0	215.4
	– Diluted	233.6	215.9
Earnings per share from continuing operations	– Basic	$0.26	$0.27
	– Diluted	$0.26	$0.27
Earnings per share from discontinued operations	– Basic	$(0.21)	$0.00
	– Diluted	$(0.21)	$0.00
Earnings per share	– Basic	$0.05	$0.27
	– Diluted	$0.05	$0.27
Dividends paid per common share outstanding		$0.225	$0.220

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Six months ended June 30,
(millions, except per share amounts)		2015	2014
Revenues
Regulated electric and gas		$1,368.1	$1,179.3
Unregulated		5.5	4.4
Total revenues		1,373.6	1,183.7
Expenses
Regulated operations and maintenance
Fuel		315.9	319.3
Purchased power		36.7	38.1
Cost of natural gas sold		152.1	76.2
Other		299.1	247.4
Operation and maintenance other expense		2.7	7.8
Depreciation and amortization		172.5	151.4
Taxes, other than income		105.1	95.9
Total expenses		1,084.1	936.1
Income from operations		289.5	247.6
Other income
Allowance for other funds used during construction		7.5	4.4
Other income, net		3.0	(1.4)
Total other income		10.5	3.0
Interest charges
Interest expense		98.0	82.4
Allowance for borrowed funds used during construction		(3.7)	(2.1)
Total interest charges		94.3	80.3
Income from continuing operations before provision for income taxes		205.7	170.3
Provision for income taxes		80.4	64.3
Net income from continuing operations		125.3	106.0
Discontinued operations
Income (loss) from discontinued operations		(87.7)	1.2
Benefit from income taxes		(32.2)	(1.3)
Income (loss) from discontinued operations, net		(55.5)	2.5
Net income		$69.8	$108.5
Average common shares outstanding	– Basic	232.9	215.3
	– Diluted	233.5	215.8
Earnings per share from continuing operations	– Basic	$0.53	$0.49
	– Diluted	$0.53	$0.49
Earnings per share from discontinued operations	– Basic	$(0.23)	$0.01
	– Diluted	$(0.23)	$0.01
Earnings per share	– Basic	$0.30	$0.50
	– Diluted	$0.30	$0.50
Dividends paid per common share outstanding		$0.45	$0.44

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2015	2014	2015	2014
Net income	$11.8	$58.4	$69.8	$108.5
Other comprehensive income, net of tax
Gain on cash flow hedges	2.8	0.1	3.1	0.3
Amortization of unrecognized benefit costs	1.0	0.5	1.6	1.0
Increase in unrecognized postemployment costs	0.0	0.0	0.0	(8.2)
Other comprehensive income (loss), net of tax	3.8	0.6	4.7	(6.9)
Comprehensive income	$15.6	$59.0	$74.5	$101.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2015	2014
Cash flows from operating activities
Net income	$69.8	$108.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	173.3	169.1
Deferred income taxes and investment tax credits	46.9	61.8
Allowance for other funds used during construction	(7.5)	(4.4)
Non-cash stock compensation	6.9	7.1
Gain on sales of business/assets	0.0	(0.1)
Deferred recovery clauses	(4.1)	(14.4)
Asset impairment, pretax	78.6	0.0
Receivables, less allowance for uncollectibles	39.8	(36.6)
Inventories	(37.2)	(16.2)
Prepayments and other current assets	(12.2)	(2.1)
Taxes accrued	19.0	34.3
Interest accrued	(1.8)	2.5
Accounts payable	(58.3)	(36.0)
Other	(16.4)	(12.5)
Cash flows from operating activities	296.8	261.0
Cash flows from investing activities
Capital expenditures	(343.2)	(320.3)
Allowance for other funds used during construction	7.5	4.4
Other investing activities	(0.1)	0.3
Cash flows used in investing activities	(335.8)	(315.6)
Cash flows from financing activities
Dividends	(105.9)	(95.9)
Proceeds from the sale of common stock	3.5	3.0
Proceeds from long-term debt issuance	500.0	296.6
Repayment of long-term debt	(274.5)	(83.3)
Net decrease in short-term debt	(53.5)	(84.0)
Cash flows from financing activities	69.6	36.4
Net increase (decrease) in cash and cash equivalents	30.6	(18.2)
Cash and cash equivalents at beginning of the period	25.4	185.2
Cash and cash equivalents at end of the period	$56.0	$167.0
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$1.6	$8.6

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2014 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for all utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of June 30, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

The consolidated financial statements include NMGI and NMGC from the acquisition date of Sept. 2, 2014 through June 30, 2015. In addition, all periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly related to TECO Coal and TECO Guatemala (see Note 15).

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

Revenues

As of June 30, 2015 and Dec. 31, 2014, unbilled revenues of $66.7 million and $86.6 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees, Gross Receipt Taxes and Excise Taxes

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29.3 million and $56.6 million, respectively, for the three and six months ended June 30, 2015, compared to $27.8 million and $55.0 million, respectively, for the three and six months ended June 30, 2014.

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

2. New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the company beginning in 2018 and will allow for either full retrospective adoption or modified retrospective adoption. The company is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. This guidance will be effective for the company beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. As of June 30, 2015, $30.5 million of debt issuance costs are included in the “Deferred charges and other assets” line item on the company’s Consolidated Condensed Balance Sheet.

Disclosure of Investments Using Net Asset Value

In May 2015, the FASB issued guidance stating that investments for which fair value is measured using the NAV per share practical expedient should not be categorized in the fair value hierarchy but should be provided to reconcile to total investments on the balance sheet. In addition, the guidance clarifies that a plan sponsor’s pension assets are eligible to be measured at NAV as a practical expedient and that those investments should also not be categorized in the fair value hierarchy. TECO Energy’s pension plan has such investments as disclosed in Note 5 of its 2014 Annual Report on Form 10-K. This standard will be effective for the company beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. The company is considering adopting the standard for its 2015 fiscal year, as early adoption is permitted.

3. Regulatory

Tampa Electric’s retail business and PGS are regulated by the FPSC. Tampa Electric is also subject to regulation by the FERC. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

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

Details of the regulatory assets and liabilities as of June 30, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$71.7	$69.2
Other:
Cost-recovery clauses	27.0	45.1
Postretirement benefit asset (2)	188.8	194.0
Deferred bond refinancing costs (3)	6.8	7.2
Debt basis adjustment (3)	19.2	20.9
Environmental remediation	52.5	53.1
Competitive rate adjustment	2.5	2.8
Other	14.2	9.8
Total other regulatory assets	311.0	332.9
Total regulatory assets	382.7	402.1
Less: Current portion	39.4	53.6
Long-term regulatory assets	$343.3	$348.5
Regulatory liabilities:
Regulatory tax liability (1)	$6.3	$6.9
Other:
Cost-recovery clauses	20.6	25.9
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	0.2	0.8
Accumulated reserve - cost of removal	679.1	695.2
Other	0.8	1.1
Total other regulatory liabilities	756.8	779.1
Total regulatory liabilities	763.1	786.0
Less: Current portion	49.9	57.0
Long-term regulatory liabilities	$713.2	$729.0
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over remaining service life of plan participants.
(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	June 30,	Dec. 31,
(millions)	2015	2014
Clause recoverable (1)	$29.5	$47.9
Components of rate base (2)	193.8	199.0
Regulatory tax assets (3)	71.7	69.2
Capital structure and other (3)	87.7	86.0
Total	$382.7	$402.1
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC or NMPRC, as applicable, on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC or NMPRC, as applicable.
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

4. Income Taxes

The effective tax rate increased to 39.09% for the six months ended June 30, 2015 from 37.76% for the same period in 2014 primarily due to tax expense related to long-term incentive compensation shares that vested below target levels.

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

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2015	2014	2015	2014
Components of net periodic benefit expense
Service cost	$6.4	$4.2	$0.5	$0.6
Interest cost	8.7	8.2	2.1	2.6
Expected return on assets	(12.5)	(10.4)	(0.2)	0.0
Amortization of:
Prior service (benefit) cost	0.0	(0.1)	(0.6)	(0.1)
Actuarial loss	4.8	3.5	0.0	0.1
Regulatory asset	0.0	0.0	0.2	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$7.4	$5.4	$2.0	$3.2
Six months ended June 30,
Components of net periodic benefit expense
Service cost	$10.9	$8.3	$1.1	$1.2
Interest cost	16.1	16.4	4.1	5.2
Expected return on assets	(23.3)	(20.7)	(0.5)	0.0
Amortization of:
Prior service (benefit) cost	(0.1)	(0.2)	(1.2)	(0.1)
Actuarial loss	8.2	6.7	0.0	0.1
Regulatory asset	0.0	0.0	0.5	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$11.8	$10.5	$4.0	$6.4

For the fiscal 2015 plan year, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.256% for pension benefits under its qualified pension plan. For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.206%. Additionally, TECO Energy made contributions of $24.5 million and $26.5 million to its pension plan for the six months ended June 30, 2015 and 2014, respectively.

For the three and six months ended June 30, 2015, TECO Energy and its subsidiaries reclassified $1.4 million and $2.2 million, respectively, of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense, compared with $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. In addition, during the three and six months ended June 30, 2015, the regulated companies reclassified $3.0 million and $5.2 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense, compared with $2.7 million and $5.2 million during the three and six months ended June 30, 2014, respectively.

Black Lung Liability

TECO Coal is required by federal and state statutes to provide benefits to terminated, retired or (under state statutes) qualifying active employees for benefits related to black lung disease. TECO Coal is self-insured for black lung related claims. TECO Coal applies the accounting guidance of ASC 715, Compensation – Retirement Benefits, and annual expense is recorded for black lung obligations as determined by an independent actuary at the present value of the actuarially-computed liability for such benefits over the employee’s applicable term of service. At June 30, 2015 and Dec. 31, 2014, TECO Coal had an actuarially-determined black lung liability of $25.0 million and $24.7 million, respectively. Expense related to the black lung liability recognized during the three and six months ended June 30, 2015 and 2014 was not material.

As discussed in Note 15, TECO Coal was classified as an asset held for sale at June 30, 2015. In accordance with ASC 715, an after-tax settlement charge of approximately $7.7 million related to the unfunded black lung obligations recorded in AOCI will be recognized as a loss from discontinued operations upon completion of the sale of TECO Coal, which is expected to occur in 2015.

6. Short-Term Debt

At June 30, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	June 30, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.6	$325.0	$12.0	$0.6
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	46.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(4)	300.0	75.0	0.0	300.0	50.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	10.5	1.7	125.0	31.0	1.7
Total	$900.0	$85.5	$2.3	$900.0	$139.0	$2.3

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.
(4) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At June 30, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2015 and Dec. 31, 2014 was 1.23% and 1.16%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent (the Loan Agreement). Under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding in the case of default. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of June 30, 2015, TEC was in compliance with the requirements of the agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2015, total long-term debt had a carrying amount of $3,851.8 million and an estimated fair market value of $4,136.2 million. At Dec. 31, 2014, total long-term debt had a carrying amount of $3,628.5 million and an estimated fair market value of $3,987.8 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of TEC 4.20% Notes due 2045

On May 20, 2015, TEC completed an offering of $250 million aggregate principal amount of 4.20% Notes due May 15, 2045 (the Notes).  The Notes were sold at 99.814% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $246.8 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Until Nov. 15, 2044, TEC may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after Nov. 15, 2044, TEC may, at its option, redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

The offering resulted in net proceeds to TECO Finance (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $248.6 million. TECO Finance used these net proceeds to repay borrowings under the TECO Finance credit facility and to fund a portion of the payment at maturity of $191 million of TECO Finance notes due in May 2015.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and six months ended June 30, 2015 and 2014, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$4.0	$(1.4)	$2.6	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	0.7	(0.4)	0.3
Gain on cash flow hedges	4.3	(1.5)	2.8	5.0	(1.9)	3.1
Amortization of unrecognized benefit costs (2)	1.6	(0.6)	1.0	2.5	(0.9)	1.6
Total other comprehensive income (loss)	$5.9	$(2.1)	$3.8	$7.5	$(2.8)	$4.7
2014
Unrealized gain on cash flow hedges	$0.1	$0.0	$0.1	$0.0	$0.0	$0.0
Reclassification from AOCI to net income (1)	0.1	(0.1)	0.0	0.5	(0.2)	0.3
Gain on cash flow hedges	0.2	(0.1)	0.1	0.5	(0.2)	0.3
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5	1.6	(0.6)	1.0
Decrease (increase) in unrecognized postemployment costs (3)	0.0	0.0	0.0	(12.9)	4.7	(8.2)
Total other comprehensive income (loss)	$1.0	$(0.4)	$0.6	$(10.8)	$3.9	$(6.9)

(1) Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Income (loss) from discontinued operations.
(2) Related to postretirement and postemployment benefits. See Note 5 for additional information.
(3) Amounts reflect an out-of-period adjustment related to TECO Coal's unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	June 30, 2015	Dec. 31, 2014
Unamortized pension loss and prior service credit (1)	$(21.0)	$(22.5)
Unamortized other benefit gains, prior service costs and transition obligations (2)	14.0	13.9
Net unrealized gains (losses) from cash flow hedges (3)	(4.0)	(7.1)
Total accumulated other comprehensive loss	$(11.0)	$(15.7)

(1) Net of tax benefit of $12.9 million and $13.8 million as of June 30, 2015 and Dec. 31, 2014, respectively.

(2)  Net of tax expense of $8.3 million and $8.3 million as of June 30, 2015 and Dec. 31, 2014, respectively. Balance includes a $7.7 million loss as of June 30, 2015 related to TECO Coal's unfunded black lung liability that will be reclassified from AOCI to net income from discontinued operations upon the settlement of the black lung obligation at the sale date. See Note 15.

(3) Net of tax benefit of $2.5 million and $4.5 million as of June 30, 2015 and Dec. 31, 2014, respectively.

9. Earnings Per Share

	For the three months ended June 30,		For the six months ended June 30,
(millions, except per share amounts)	2015	2014 (1)	2015	2014 (1)
Basic earnings per share
Net income from continuing operations	$61.5	$57.6	$125.3	$106.0
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Income before discontinued operations available to common shareholders - Basic	$61.3	$57.4	$124.9	$105.6
Income (loss) from discontinued operations, net	$(49.7)	$0.8	$(55.5)	$2.5
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Basic	$(49.7)	$0.8	$(55.5)	$2.5
Net income	$11.8	$58.4	$69.8	$108.5
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Net income available to common shareholders - Basic	$11.6	$58.2	$69.4	$108.1
Average common shares outstanding - Basic	233.0	215.4	232.9	215.3
Earnings per share from continuing operations available to common shareholders - Basic	$0.26	$0.27	$0.53	$0.49
Earnings per share from discontinued operations available to common shareholders - Basic	$(0.21)	$0.0	$(0.23)	$0.01
Earnings per share available to common shareholders - Basic	$0.05	$0.27	$0.30	$0.50
Diluted earnings per share
Net income from continuing operations	$61.5	$57.6	$125.3	$106.0
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Income before discontinued operations available to common shareholders - Diluted	$61.3	$57.4	$124.9	$105.6
Income (loss) from discontinued operations, net	$(49.7)	$0.8	$(55.5)	$2.5
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Diluted	$(49.7)	$0.8	$(55.5)	$2.5
Net income	$11.8	$58.4	$69.8	$108.5
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Net income available to common shareholders - Diluted	$11.6	$58.2	$69.4	$108.1
Unadjusted average common shares outstanding - Diluted	233.0	215.4	232.9	215.3
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.6	0.5	0.6	0.5
Average common shares outstanding - Diluted	233.6	215.9	233.5	215.8
Earnings per share from continuing operations available to common shareholders - Diluted	$0.26	$0.27	$0.53	$0.49
Earnings per share from discontinued operations available to common shareholders - Diluted	$(0.21)	$0.0	$(0.23)	$0.01
Earnings per share available to common shareholders - Diluted	$0.05	$0.27	$0.30	$0.50
Anti-dilutive shares	0.4	0.0	0.3	0.0
(1) All prior periods presented reflect the classification of TECO Coal as discontinued operations (see Note 15).

10. Commitments and Contingencies

Legal Contingencies

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. The company believes the claims in which the company or its subsidiary is a defendant in the pending actions described below are without merit and intends to defend the matters vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

Tampa Electric Legal Proceedings

A thirty-six year old man died from mesothelioma in March 2014. His estate and his family are suing Tampa Electric as a result. The man allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area. Plaintiff’s case against Tampa Electric and fourteen other defendants alleges, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death. This case is scheduled for trial in the fall of 2015.

A thirty-three year old man made contact with a primary line in June 2013, suffering severe burns. He and his wife are suing Tampa Electric as a result. The man apparently made contact with the line as he was attempting to trim a tree at a local residence.  Plaintiffs' case against Tampa Electric alleges, among other things, negligence and loss of consortium.  Discovery is currently ongoing in the case.

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently scheduled for the fourth quarter of 2015.

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

Eighteen insurance carriers have filed two subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. These subrogation matters are pending and discovery is proceeding. NMGC has filed motions to dismiss similar to those filed in the class actions.

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

While the duration of the annulment proceedings is uncertain, a hearing is scheduled in October 2015 with a decision by the ad hoc committee expected in mid- to late-2016. Pending the outcome of annulment proceedings, results to date do not reflect any benefit of this decision.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2015, TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of June 30, 2015 is as follows:

(millions)	Year of expiration			Maximum
			After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2015	2016-2019	2019	Obligation	at June 30, 2015 (2)
TECO Energy
Fuel sales and transportation	$0.0	$0.0	$92.9	$92.9	$0.0

				Maximum
(millions)			After (1)	Theoretical	Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016-2019	2019	Obligation	at June 30, 2015 (3)
TEC	$0.0	$0.0	$0.6	$0.6	$0.1
NMGC	$0.0	$0.0	$1.7	$1.7	$0.0

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2019.

(2)    The amounts shown represent the maximum theoretical amounts of cash collateral that TECO Energy would be required to post in the event of a downgrade below investment grade for its long term debt ratings by the major credit rating agencies. Liabilities recognized represent the associated potential obligation related to net derivative liabilities under these agreements at June 30, 2015. See Note 12 for additional information.

(3)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy, TEC or NMGC under these agreements at June 30, 2015. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2015, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico	TECO			TECO
Three months ended June 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2)	Eliminations	Energy
2015
Revenues - external	$531.6	$92.2	$54.0	$0.0	$2.8	$0.0	$680.6
Sales to affiliates	0.8	1.3	0.0	0.0	0.1	(2.2)	0.0
Total revenues	532.4	93.5	54.0	0.0	2.9	(2.2)	680.6
Depreciation and amortization	64.0	14.0	8.4	0.0	0.6	0.0	87.0
Total interest charges	23.6	3.6	3.3	0.0	16.3	(0.4)	46.4
Internally allocated interest	0.0	0.0	0.0	0.0	0.4	(0.4)	0.0
Provision (benefit) for income taxes	38.9	4.8	0.0	0.0	(3.2)	0.0	40.5
Net income (loss) from continuing operations	67.7	7.6	(0.1)	0.0	(13.7)	0.0	61.5
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(51.5)	1.8	0.0	(49.7)
Net income (loss)	$67.7	$7.6	$(0.1)	$(51.5)	$(11.9)	$0.0	$11.8
2014
Revenues - external	$512.5	$90.7	$0.0	$0.0	$2.5	$0.0	$605.7
Sales to affiliates	0.2	0.4	0.0	0.0	0.1	(0.7)	0.0
Total revenues	512.7	91.1	0.0	0.0	2.6	(0.7)	605.7
Depreciation and amortization	61.7	13.4	0.0	0.0	0.4	0.0	75.5
Total interest charges	23.3	3.4	0.0	0.0	15.9	(1.9)	40.7
Internally allocated interest	0.0	0.0	0.0	0.0	1.9	(1.9)	0.0
Provision (benefit) for income taxes	37.1	4.8	0.0	0.0	(6.7)	0.0	35.2
Net income (loss) from continuing operations	62.2	7.5	0.0	0.0	(12.1)	0.0	57.6
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	0.8	0.0	0.0	0.8
Net income (loss)	$62.2	$7.5	$0.0	$0.8	$(12.1)	$0.0	58.4

(millions)	Tampa	Peoples	New Mexico	TECO			TECO
Six months ended June 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2) (3)	Eliminations (3)	Energy
2015
Revenues - external	$981.4	$213.9	$173.0	$0.0	$5.3	$0.0	$1,373.6
Sales to affiliates	1.6	2.5	0.0	0.0	0.1	(4.2)	0.0
Total revenues	983.0	216.4	173.0	0.0	5.4	(4.2)	1,373.6
Depreciation and amortization	126.9	27.9	16.8	0.0	0.9	0.0	172.5
Total interest charges	47.1	7.1	6.6	0.0	34.2	(0.7)	94.3
Internally allocated interest	0.0	0.0	0.0	0.0	0.7	(0.7)	0.0
Provision (benefit) for income taxes	66.3	14.0	9.0	0.0	(8.9)	0.0	80.4
Net income (loss) from continuing operations	115.9	22.2	13.8	0.0	(26.6)	0.0	125.3
Income from discontinued operations, net (1)	0.0	0.0	0.0	(57.5)	2.0	0.0	(55.5)
Net income (loss)	$115.9	$22.2	$13.8	$(57.5)	$(24.6)	$0.0	$69.8
2014
Revenues - external	$965.4	$213.1	$0.0	$0.0	$5.2	$0.0	$1,183.7
Sales to affiliates	0.5	0.6	0.0	0.0	0.1	(1.2)	0.0
Total revenues	965.9	213.7	0.0	0.0	5.3	(1.2)	1,183.7
Depreciation and amortization	123.8	26.7	0.0	0.0	0.9	0.0	151.4
Total interest charges	45.3	6.8	0.0	0.0	31.9	(3.7)	80.3
Internally allocated interest	0.0	0.0	0.0	0.0	3.7	(3.7)	0.0
Provision (benefit) for income taxes	63.7	14.0	0.0	0.0	(13.4)	0.0	64.3
Net income (loss) from continuing operations	107.4	22.1	0.0	0.0	(23.5)	0.0	106.0
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(0.8)	3.3	0.0	2.5
Net income (loss)	$107.4	$22.1	$0.0	$(0.8)	$(20.2)	$0.0	$108.5
At June 30, 2015
Total assets	$6,739.5	$1,089.2	$1,180.2	$173.0	$1,701.7	$(2,045.2)	$8,838.4
At Dec. 31, 2014
Total assets	$6,565.4	$1,082.8	$1,237.2	$227.7	$1,611.6	$(1,998.5)	8,726.2

(1)    All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges at Parent that directly relate to TECO Coal and TECO Guatemala. See Note 15.

(2) NMGI is included in the Other segment.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.

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

The company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of June 30, 2015, all of the company’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at June 30, 2015 and Dec. 31, 2014 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.6 million and $0 as of June 30, 2015 and Dec. 31, 2014, respectively, and derivative liabilities totaled $26.3 million and $42.7 million as of June 30, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at June 30, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2015, net pretax losses of $23.8 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The June 30, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 8.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and six months ended June 30, 2015 and 2014 is presented in Note 8. These gains and losses were the result of interest rate contracts for TEC and diesel fuel derivatives related to TECO Coal operations. The locations of the reclassifications to income were reflected in Interest expense for TEC and Income (loss) from discontinued operations for TECO Coal.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to June 30, 2017 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of June 30, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	21.3
2016	0.0	15.7
2017	0.0	1.8
Total	0.0	38.8

The company is exposed to credit risk by entering into derivative instruments with counterparties to limit its exposure to the commodity price fluctuations associated with natural gas. Credit risk is the potential loss resulting from a counterparty’s nonperformance under an agreement. The company manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement and exposure monitoring and mitigation.

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of June 30, 2015, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and Dec. 31, 2014. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures
	As of June 30, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$0.6	$0.0	$0.6

Liabilities
Natural gas derivatives	$0.0	$26.3	$0.0	$26.3

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas derivatives	$0.0	$42.7	$0.0	$42.7

The natural gas derivatives are OTC swap and option instruments.  Fair values of swaps and options are estimated utilizing the market and income approach, respectively.  The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. The price of options is calculated using the Black-Scholes model with observable exchange-traded futures as the primary pricing inputs to the model. Additional inputs to the model include historical volatility, discount rate, and a locational basis adjustment to NYMEX. The resulting prices are applied to the notional quantities of active swap and option positions to determine the fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2015, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 159 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $9.9 million and $15.3 million of capacity pursuant to PPAs for the three and six months ended June 30, 2015, respectively, and $7.0 million and $12.8 million for the three and six months ended June 30, 2014, respectively.

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

15. Discontinued Operations, Assets Held for Sale and Asset Impairments

TECO Coal

In September 2014, the Board of Directors of TECO Energy authorized management to actively pursue the sale of TECO Coal. As a result of this and other factors, the TECO Coal segment was accounted for as an asset held for sale and reported as a discontinued operation beginning in the third quarter of 2014.

On Oct. 17, 2014, TECO Diversified entered into an SPA to sell all of its ownership interest in TECO Coal to Cambrian Coal Corporation. On Feb. 5, 2015, the SPA was amended to extend the closing date to Mar. 13, 2015 and modify the purchase price to $80 million, subject to working capital adjustments, plus contingent payments of up to $60 million that may be paid between 2015 and 2019 depending on specified coal benchmark prices. In 2014, the company recorded impairment charges totaling $115.9 million pretax to write down the held-for-sale TECO Coal assets to their implied fair value based on the price per the amended SPA less estimated costs to sell. On Mar. 12, 2015, the SPA was further amended to extend the closing date to Apr. 24, 2015. On Apr. 17, 2015, the SPA was amended again to further extend the closing date to June 5, 2015.  The closing did not occur on June 5, 2015, and the SPA was not terminated by either party.  Management continues to be in active discussions with interested parties in an effort to complete the sale; however, based on management’s assessment of current market conditions and the discussions with interested parties, an additional impairment charge of $78.6 million pretax was recorded in the second quarter of 2015, which includes the estimated selling costs associated with this transaction.

After closing of the sale, which management expects to occur in 2015, TECO Energy will not have influence over operations of TECO Coal, therefore the contingent payments are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

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

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale
(millions)	June 30, 2015	Dec. 31, 2014
Current assets	$96.5	$109.6
Property, plant and equipment, net and other long-term assets	0.0	59.8
Total assets held for sale	$96.5	$169.4

Liabilities associated with assets held for sale
(millions)	June 30, 2015	Dec. 31, 2014
Current liabilities	$30.2	$39.4
Long-term liabilities	66.3	65.4
Total liabilities associated with assets held for sale	$96.5	$104.8

TECO Guatemala

In 2012, TECO Guatemala completed the sale of its interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala. All periods presented reflect the classification of results from operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala as discontinued operations. While TECO Energy and its subsidiaries no longer have assets or operations in Guatemala, its subsidiary, TECO Guatemala Holdings, LLC, has retained its rights under its arbitration claim filed against the Republic of Guatemala (see Note 10). The 2015 charges shown in the table below are legal costs associated with that claim.  Additionally, in March 2014, an indemnification provision for an uncertain tax position at TCAE that was provided for in the 2012 purchase agreement was reversed due to a favorable final decision by the highest court in Guatemala, resulting in the income from operations amount shown in the table below.

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2015	2014	2015	2014
Revenues—TECO Coal	$76.1	$120.6	$148.8	$226.7
Income (loss) from operations—TECO Coal	0.5	0.0	(9.0)	(3.8)
Loss on impairment—TECO Coal	(78.6)	0.0	(78.6)	0.0
Income (loss) from operations—TECO Guatemala	0.0	0.0	(0.1)	5.0
Loss from discontinued operations—TECO Coal	(78.1)	0.0	(87.6)	(3.8)
Income (loss) from discontinued operations—TECO Guatemala	0.0	0.0	(0.1)	5.0
Income (loss) from discontinued operations	(78.1)	0.0	(87.7)	1.2
Benefit from income taxes	(28.4)	(0.8)	(32.2)	(1.3)
Income (loss) from discontinued operations, net	$(49.7)	$0.8	$(55.5)	$2.5

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	Dec. 31,
(millions)	2015	2014
Property, plant and equipment
Utility plant in service
Electric	$7,217.1	$7,094.8
Gas	1,359.0	1,308.9
Construction work in progress	633.2	624.2
Utility plant in service, at original costs	9,209.3	9,027.9
Accumulated depreciation	(2,668.8)	(2,633.8)
Utility plant in service, net	6,540.5	6,394.1
Other property	8.9	8.6
Total property, plant and equipment, net	6,549.4	6,402.7

Current assets
Cash and cash equivalents	33.9	10.4
Receivables, less allowance for uncollectibles of $1.5 and $1.4 at June 30, 2015 and Dec. 31, 2014, respectively	251.6	227.2
Inventories, at average cost
Fuel	127.0	85.2
Materials and supplies	72.5	72.2
Regulatory assets	39.3	52.1
Taxes receivable from affiliate	0.0	43.3
Deferred income taxes	21.0	24.8
Prepayments and other current assets	23.6	17.4
Total current assets	568.9	532.6

Deferred debits
Unamortized debt expense	18.7	16.8
Regulatory assets	316.9	319.6
Other	2.4	2.6
Total deferred debits	338.0	339.0
Total assets	$7,456.3	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	Dec. 31,
(millions)	2015	2014
Capitalization
Common stock	$2,160.4	$2,130.4
Accumulated other comprehensive loss	(4.0)	(7.1)
Retained earnings	334.4	305.8
Total capital	2,490.8	2,429.1
Long-term debt	2,179.9	2,013.8
Total capitalization	4,670.7	4,442.9

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	0.0	58.0
Accounts payable	231.4	242.3
Customer deposits	173.7	170.4
Regulatory liabilities	49.5	54.7
Derivative liabilities	24.4	36.6
Interest accrued	19.0	17.0
Taxes accrued	62.2	12.4
Other	10.0	10.0
Total current liabilities	653.5	684.7

Deferred credits
Deferred income taxes	1,240.5	1,209.1
Investment tax credits	8.8	9.0
Derivative liabilities	1.9	6.1
Regulatory liabilities	604.5	623.4
Deferred credits and other liabilities	276.4	299.1
Total deferred credits	2,132.1	2,146.7

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,456.3	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2015	2014
Revenues
Electric	$532.4	$512.7
Gas	92.2	90.6
Total revenues	624.6	603.3
Expenses
Regulated operations and maintenance
Fuel	171.8	169.7
Purchased power	19.6	19.9
Cost of natural gas sold	30.1	29.0
Other	134.3	126.8
Depreciation and amortization	78.0	75.1
Taxes, other than income	49.5	47.6
Total expenses	483.3	468.1
Income from operations	141.3	135.2
Other income
Allowance for other funds used during construction	3.7	2.0
Other income, net	1.2	1.1
Total other income	4.9	3.1
Interest charges
Interest on long-term debt	27.8	26.4
Other interest	1.2	1.0
Allowance for borrowed funds used during construction	(1.8)	(0.7)
Total interest charges	27.2	26.7
Income before provision for income taxes	119.0	111.6
Provision for income taxes	43.7	41.9
Net income	75.3	69.7
Other comprehensive income, net of tax
Gain on cash flow hedges	2.8	0.0
Total other comprehensive income, net of tax	2.8	0.0
Comprehensive income	$78.1	$69.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2015	2014
Revenues
Electric	$982.8	$965.7
Gas	213.9	213.1
Total revenues	1,196.7	1,178.8
Expenses
Regulated operations and maintenance
Fuel	315.9	319.3
Purchased power	36.7	38.1
Cost of natural gas sold	73.4	76.2
Other	256.1	247.1
Depreciation and amortization	154.8	150.5
Taxes, other than income	97.1	95.0
Total expenses	934.0	926.2
Income from operations	262.7	252.6
Other income
Allowance for other funds used during construction	7.5	4.4
Other income, net	2.4	2.3
Total other income	9.9	6.7
Interest charges
Interest on long-term debt	55.5	52.1
Other interest	2.3	2.1
Allowance for borrowed funds used during construction	(3.6)	(2.1)
Total interest charges	54.2	52.1
Income before provision for income taxes	218.4	207.2
Provision for income taxes	80.3	77.7
Net income	138.1	129.5
Other comprehensive income, net of tax
Gain on cash flow hedges	3.1	0.2
Total other comprehensive income, net of tax	3.1	0.2
Comprehensive income	$141.2	$129.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2015	2014
Cash flows from operating activities
Net income	$138.1	$129.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154.8	150.5
Deferred income taxes and investment tax credits	30.0	34.8
Allowance for funds used during construction	(7.5)	(4.4)
Deferred recovery clauses	(3.2)	(14.4)
Receivables, less allowance for uncollectibles	(24.4)	(29.1)
Inventories	(42.1)	(2.6)
Prepayments	(6.2)	(2.8)
Taxes accrued	93.1	100.5
Interest accrued	2.0	2.2
Accounts payable	(14.3)	(34.3)
Other	(14.9)	(10.6)
Cash flows from operating activities	305.4	319.3
Cash flows from investing activities
Capital expenditures	(319.9)	(312.7)
Allowance for funds used during construction	7.5	4.4
Net proceeds from sale of assets	0.0	0.1
Cash flows used in investing activities	(312.4)	(308.2)
Cash flows from financing activities
Common stock	30.0	17.0
Proceeds from long-term debt issuance	251.3	296.6
Repayment of long-term debt	(83.3)	(83.3)
Net decrease in short-term debt	(58.0)	(84.0)
Dividends	(109.5)	(112.0)
Cash flows from financing activities	30.5	34.3
Net increase in cash and cash equivalents	23.5	45.4
Cash and cash equivalents at beginning of period	10.4	9.8
Cash and cash equivalents at end of period	$33.9	$55.2
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$1.5	$8.6

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

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

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

Revenues

As of June 30, 2015 and Dec. 31, 2014, unbilled revenues of $60.3 million and $49.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29.3 million and $56.6 million, respectively, for the three and six months ended June 30, 2015, compared to $27.8 million and $55.0 million, respectively, for the three and six months ended June 30, 2014.

2. New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for TEC beginning in 2018 and will allow for either full retrospective adoption or modified retrospective adoption. TEC is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. This guidance will be effective for TEC beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. As of June 30, 2015, $18.7 million of debt issuance costs are included in “Deferred debits” on TEC’s Consolidated Condensed Balance Sheet.

Disclosure of Investments Using Net Asset Value

In May 2015, the FASB issued guidance stating that investments for which fair value is measured using the NAV per share practical expedient should not be categorized in the fair value hierarchy but should be provided to reconcile to total investments on the balance sheet. In addition, the guidance clarifies that a plan sponsor’s pension assets are eligible to be measured at NAV as a practical expedient and that those investments should also not be categorized in the fair value hierarchy. TECO Energy’s pension plan has such investments as disclosed in Note 5 of TEC’s 2014 Annual Report on Form 10-K. This standard will be effective for TEC beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. TEC is considering adopting the standard for its 2015 fiscal year, as early adoption is permitted.

3. Regulatory

Tampa Electric’s and PGS’s retail businesses are regulated by the FPSC. Tampa Electric is also subject to regulation by the FERC. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

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

Details of the regulatory assets and liabilities as of June 30, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$71.7	$69.2
Other:
Cost-recovery clauses	27.0	43.6
Postretirement benefit asset (2)	183.1	187.8
Deferred bond refinancing costs (3)	6.8	7.2
Environmental remediation	52.5	53.1
Competitive rate adjustment	2.5	2.8
Other	12.6	8.0
Total other regulatory assets	284.5	302.5
Total regulatory assets	356.2	371.7
Less: Current portion	39.3	52.1
Long-term regulatory assets	$316.9	$319.6
Regulatory liabilities:
Regulatory tax liability (1)	$4.6	$5.1
Other:
Cost-recovery clauses	20.2	23.5
Transmission and delivery storm reserve	56.1	56.1
Deferred gain on property sales (4)	0.2	0.8
Accumulated reserve - cost of removal	572.3	591.5
Provision for stipulation and other	0.6	1.1
Total other regulatory liabilities	649.4	673.0
Total regulatory liabilities	654.0	678.1
Less: Current portion	49.5	54.7
Long-term regulatory liabilities	$604.5	$623.4
(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the remaining service life of plan participants.

(3)	Amortized over the term of the related debt instruments.
(4)	Amortized over a 5-year period with various ending dates.

All regulatory assets are recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
	June 30,	Dec. 31,
(millions)	2015	2014
Clause recoverable (1)	$29.5	$46.4
Components of rate base (2)	186.5	191.0
Regulatory tax assets (3)	71.7	69.2
Capital structure and other (3)	68.5	65.1
Total	$356.2	$371.7
(1)	To be recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
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

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the six months ended June 30, 2015 and 2014 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

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

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended June 30, 2015 and 2014, respectively, was $4.2 million and $3.9 million for pension benefits, and $1.5 million and $2.6 million for other postretirement benefits. TEC’s portion of the net pension expense for the six months ended June 30, 2015 and 2014, respectively, was $6.8 million and $7.7 million for pension benefits, and $2.9 million and $5.2 million for other postretirement benefits.

For the fiscal 2015 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.256%. For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.206%. Additionally, TECO Energy made contributions of $24.5 million and $26.5 million to its pension plan in the six months ended June 30, 2015 and 2014, respectively. TEC’s portion of the contributions was $18.5 million and $21.5 million, respectively.

Included in the benefit expenses discussed above, for the three and six months ended June 30, 2015, TEC reclassified $2.8 million and $4.7 million, respectively, of prior service benefit and actuarial losses from regulatory assets to net income, compared with $2.7 million and $5.2 million for the three and six months ended June 30, 2014, respectively.

6. Short-Term Debt

At June 30, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	June 30, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.6	$325.0	$12.0	$0.6
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	46.0	0.0
Total	$475.0	$0.0	$0.6	$475.0	$58.0	$0.6
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.

At June 30, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2015 and Dec. 31, 2014 was 0.6% and 0.7%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent (the Loan Agreement). Under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding in the case of default. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of June 30, 2015, TEC was in compliance with the requirements of the agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2015, TEC’s total long-term debt had a carrying amount of $2,263.2 million and an estimated fair market value of $2,479.6 million. At Dec. 31, 2014, TEC’s total long-term debt had a carrying amount of $2,097.1 million and an estimated fair market value of $2,372.2 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments.

Issuance of TEC 4.20% Notes due 2045

On May 20, 2015, TEC completed an offering of $250 million aggregate principal amount of 4.20% Notes due May 15, 2045 (the Notes).  The Notes were sold at 99.814% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, estimated offering expenses and before settlement of interest rate swaps) of approximately $246.8 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Until Nov. 15, 2044, TEC may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after Nov. 15, 2044, TEC may, at its option, redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

Tampa Electric Legal Proceedings

A thirty-six year old man died from mesothelioma in March 2014. His estate and his family are suing Tampa Electric as a result. The man allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area. Plaintiff’s case against Tampa Electric and fourteen other defendants alleges, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death. This case is scheduled for trial in the fall of 2015.

A thirty-three year old man made contact with a primary line in June 2013, suffering severe burns. He and his wife are suing Tampa Electric as a result. The man apparently made contact with the line as he was attempting to trim a tree at a local residence.  Plaintiffs' case against Tampa Electric alleges, among other things, negligence and loss of consortium.  Discovery is currently ongoing in the case.

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently scheduled for the fourth quarter of 2015.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2015, TEC has estimated its ultimate financial liability to be $33.3 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of June 30, 2015 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016-2019	2019	Total	at June 30, 2015
TEC (2)	$0.0	$0.0	$0.6	$0.6	$0.1

(1) These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2019.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation under these agreements at June 30, 2015. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2015, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa	Peoples		Tampa Electric
Three months ended June 30,	Electric	Gas	Eliminations	Company
2015
Revenues - external	$532.4	$92.2	$0.0	$624.6
Sales to affiliates	0.0	1.3	(1.3)	0.0
Total revenues	532.4	93.5	(1.3)	624.6
Depreciation and amortization	64.0	14.0	0.0	78.0
Total interest charges	23.6	3.6	0.0	27.2
Provision for income taxes	38.9	4.8	0.0	43.7
Net income	67.7	7.6	0.0	75.3
2014
Revenues - external	$512.6	$90.7	$0.0	$603.3
Sales to affiliates	0.1	0.4	(0.5)	0.0
Total revenues	512.7	91.1	(0.5)	603.3
Depreciation and amortization	61.7	13.4	0.0	75.1
Total interest charges	23.3	3.4	0.0	26.7
Provision for income taxes	37.1	4.8	0.0	41.9
Net income	$62.2	$7.5	$0.0	$69.7
Six months ended June 30,
2015
Revenues - external	$982.8	$213.9	$0.0	$1,196.7
Sales to affiliates	0.2	2.5	(2.7)	0.0
Total revenues	983.0	216.4	(2.7)	1,196.7
Depreciation and amortization	126.9	27.9	0.0	154.8
Total interest charges	47.1	7.1	0.0	54.2
Provision for income taxes	66.3	14.0	0.0	80.3
Net income	$115.9	$22.2	$0.0	$138.1
2014
Revenues - external	$965.7	$213.1	$0.0	$1,178.8
Sales to affiliates	0.2	0.6	(0.8)	0.0
Total revenues	965.9	213.7	(0.8)	1,178.8
Depreciation and amortization	123.8	26.7	0.0	150.5
Total interest charges	45.3	6.8	0.0	52.1
Provision for income taxes	63.7	14.0	0.0	77.7
Net income	$107.4	$22.1	$0.0	$129.5
Total assets at June 30, 2015	$6,406.3	$1,055.7	$(5.7)	$7,456.3
Total assets at Dec. 31, 2014	6,234.4	1,047.0	(7.1)	7,274.3

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of June 30, 2015, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at June 30, 2015 and Dec. 31, 2014 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0 as of June 30, 2015 and Dec. 31, 2014, and derivative liabilities totaled $26.3 million and $42.7 million as of June 30, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at June 30, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2015, net pretax losses of $24.4 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The June 30, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and six months ended June 30, 2015 and 2014 is presented in Note 12. Gains and losses were the result of interest rate contracts and the reclassifications to income were reflected in Interest expense.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to June 30, 2017 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of June 30, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	18.8
2016	0.0	11.3
2017	0.0	1.8
Total	0.0	31.9

TEC is exposed to credit risk by entering into derivative instruments with counterparties to limit its exposure to the commodity price fluctuations associated with natural gas. Credit risk is the potential loss resulting from a counterparty’s nonperformance under an agreement. TEC manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement and exposure monitoring and mitigation.

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2015, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and Dec. 31, 2014. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Derivative Fair Value Measures
	As of June 30, 2015
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$26.3	$0.0	$26.3

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$42.7	$0.0	$42.7

Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2015, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$4.0	$(1.4)	$2.6	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income	0.3	(0.1)	0.2	0.7	(0.4)	0.3
Gain on cash flow hedges	4.3	(1.5)	2.8	5.0	(1.9)	3.1
Total other comprehensive income	$4.3	$(1.5)	$2.8	$5.0	$(1.9)	$3.1
2014
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.0	0.0	0.0	0.4	(0.2)	0.2
Gain on cash flow hedges	0.0	0.0	0.0	0.4	(0.2)	0.2
Total other comprehensive income	$0.0	$0.0	$0.0	$0.4	$(0.2)	$0.2

Accumulated Other Comprehensive Loss
(millions)	June 30, 2015	Dec. 31, 2014
Net unrealized losses from cash flow hedges (1)	$(4.0)	$(7.1)
Total accumulated other comprehensive loss	$(4.0)	$(7.1)
(1)	Net of tax benefit of $2.5 million and $4.5 million as of June 30, 2015 and Dec. 31, 2014, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 159 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $9.9 million and $15.3 million of capacity pursuant to PPAs for the three and six months ended June 30, 2015, respectively, and $7.0 million and $12.8 million for the three and six months ended June 30, 2014, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other  information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; the ability to successfully implement the integration plans for NMGC and generate the financial results to make the acquisition accretive; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures; the ability of TECO Energy to successfully close the sale of TECO Coal on the anticipated terms, or otherwise exit the coal business. Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2014.

Earnings Summary – Unaudited
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(millions) Except per-share amounts	2015	2014	2015	2014
Consolidated revenues	$680.6	$605.7	$1,373.6	$1,183.7
Net income from continuing operations	61.5	57.6	125.3	106.0
Income (loss) on discontinued operations, net	(49.7)	0.8	(55.5)	2.5
Net income	11.8	58.4	69.8	108.5
Average common shares outstanding
Basic	233.0	215.4	232.9	215.3
Diluted	233.6	215.9	233.5	215.8
Earnings per share – basic
Continuing operations	$0.26	$0.27	$0.53	$0.49
Discontinued operations	(0.21)	0.0	(0.23)	0.01
Earnings per share - basic	$0.05	$0.27	$0.30	$0.50
Earnings per share – diluted
Continuing operations	$0.26	$0.27	$0.53	$0.49
Discontinued operations	(0.21)	0.0	(0.23)	0.01
Earnings per share - diluted	$0.05	$0.27	$0.30	$0.50

Operating Results

Three Months Ended June 30, 2015

Second-quarter 2015 net income was $11.8 million, or $0.05 per share, compared with $58.4 million, or $0.27 per share, in the second quarter of 2014.  Net income from continuing operations was $61.5 million, or $0.26 per share, in the 2015 second quarter, compared with $57.6 million, or $0.27 per share, for the same period in 2014. The $49.7 million loss in discontinued operations in the second quarter reflects the operating results at TECO Coal of $1.1 million and net impairment charges of $50.8 million associated with the pending sale of TECO Coal.

As a result of the previously announced agreement to sell TECO Coal, those operations were classified as discontinued operations effective in the third quarter of 2014 (see Note 15 to the TECO Energy Consolidated Financial Statements and the Discontinued Operations section later in this MD&A).

Six Months Ended June 30, 2015

Year-to-date net income was $69.8 million, or $0.30 per share, compared with net income of $108.5 million, or $0.50 per share in the 2014 period.  Net income from continuing operations was $125.3 million or $0.53 per share, compared with $106.0 million or $0.49 per share in the 2014 period. The $55.5 million loss in discontinued operations in the year-to-date period reflects the $4.7 million operating loss at TECO Coal and net impairment charges discussed above.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2015 was $67.7 million, compared with $62.2 million for the same period in 2014.  Results for the quarter reflected a 1.8% higher average number of customers and higher energy sales primarily due to hotter spring weather. Results reflected higher operations and maintenance and depreciation expenses. Second-quarter net income in 2015 included $3.6 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $2.1 million in the 2014 quarter.

Total degree days in Tampa Electric's service area in the second quarter of 2015 were 15% above normal, and 22% above the 2014 period, driven by very warm weather in April, which is traditionally a shoulder month for energy sales.    Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, increased 6.6% in the second quarter of 2015 compared with the same period in 2014. In the 2015 period, pretax base revenues were almost $17 million higher than in 2014, driven by weather, customer growth and almost $2 million of higher pretax base revenue from the $7.5 million of higher base rates effective Nov. 1, 2014 as a result of the 2013 rate case settlement.  Sales to residential customers increased primarily from weather and customer growth.  Sales to commercial and non-phosphate industrial customers increased due to hotter weather and the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $5.0 million higher than in the 2014 quarter, reflecting $2.2 million of higher cost to operate and maintain the generating system and $1.6 million of higher employee-related costs, including  short-term incentive accruals for all employees.   Depreciation and amortization expense increased $1.4 million in 2015, as a result of normal additions to facilities to reliably serve customers.

Year-to-date net income was $115.9 million, compared with $107.4 million in the 2014 period, driven by 1.7% higher average number of customers, higher energy sales from customer growth, more favorable weather and a stronger economy, partially offset by higher operations and maintenance expenses and depreciation expense. Year-to-date net income in 2015 included $7.4 million of AFUDC-equity, compared with $4.4 million in the 2014 period.

Year-to-date total degree days in Tampa Electric's service area were 12% above normal, and 18% above the prior year-to-date period.  Pretax base revenue was almost $20 million higher than in 2014, including approximately $3 million of higher pretax base revenue as a result of the Nov.1, 2014 base rate increase.   In the 2015 year-to-date period, total net energy for load was 4.2% higher than the same period in 2014. Higher energy sales were driven by the same factors as the quarterly sales, and winter weather that was colder than in 2014.

Operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, increased $4.9 million in the 2015 year-to-date period reflecting the same factors as in the second quarter. Compared to the 2014 year-to-date period, depreciation and amortization expense increased $1.9 million, reflecting additions to facilities to serve customers.  Interest expense increased $1.1 million due to higher long-term debt balances.

A summary of Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2015 and 2014 follows: (The quarterly energy sales in the following table reflect the energy sales based on the timing of billing cycles, which can vary period to period.)

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended June 30,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$267.4	$243.5	9.9	2,330.6	2,089.2	11.6
Commercial	154.9	150.2	3.1	1,609.9	1,529.2	5.3
Industrial – Phosphate	13.8	16.5	(16.4)	173.2	203.5	(14.9)
Industrial – Other	27.9	26.6	4.8	319.5	297.4	7.4
Other sales of electricity	44.9	45.6	(1.5)	456.0	459.1	(0.7)
Deferred and other revenues (1)	9.3	15.2	(39.0)
Total energy sales	$518.2	$497.6	4.1	4,889.2	4,578.4	6.8
Sales for resale	1.0	1.2	(15.4)	31.2	26.3	18.6
Other operating revenue	13.3	14.0	(5.2)
Total revenues	$532.5	$512.8	3.8	4,920.4	4,604.7	6.9
Average customers (thousands)	717.9	705.3	1.8
Retail net energy for load (kilowatt hours)				5,401.2	5,068.8	6.6

Six months ended June 30,
By Customer Type
Residential	$480.8	$457.0	5.2	4,170.0	3,912.1	6.6
Commercial	287.9	285.0	1.0	2,960.1	2,880.1	2.8
Industrial – Phosphate	27.3	33.3	(18.1)	340.9	411.8	(17.2)
Industrial – Other	52.7	50.9	3.4	598.9	565.3	5.9
Other sales of electricity	85.4	88.1	(3.0)	856.1	880.9	(2.8)
Deferred and other revenues (1)	16.7	13.2	26.4
Total energy sales	950.8	927.5	2.5	8,926.0	8,650.2	3.2
Sales for resale	2.9	8.2	(64.7)	84.7	132.7	(36.2)
Other operating revenue	29.4	30.2	(2.8)
Total revenues	$983.1	$965.9	1.8	9,010.7	8,782.9	2.6
Average customers (thousands)	716.0	703.8	1.7
Retail output to line (kilowatt hours)				9,644.9	9,254.0	4.2
(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $7.6 million for the second quarter, essentially unchanged from the 2014 quarter.  Average customer growth was 2.2% in the quarter, and therm sales to residential customers decreased as a result of much warmer than normal spring weather.  Second-quarter results in 2015 reflected slightly lower non-fuel operations and maintenance expense driven by the timing of certain activities partially offset by higher employee-related costs including short-term incentive accruals for all employees. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers.  Sales to power-generation customers and off-system sales increased due to coal-to-gas switching by customers and new gas-fired generation in the state.

PGS reported net income of $22.2 million for the year-to-date period, essentially unchanged from the same period in 2014. Results reflect a 2.1% higher average number of customers, and lower therm sales to residential customers due to warmer than normal spring weather. Commercial therm sales increased due to strong Florida economic conditions. Sales to power generation customers and off-system sales increased due to the same reasons as in the second quarter.  Non-fuel operations and maintenance expense increased $0.5 million compared to the 2014 period, when operations and maintenance expense reflected a first quarter recovery of $1.6 million of costs incurred in connection with a 2010 outage incident.

A summary of PGS’s regulated operating statistics for the three and six months ended June 30, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended June 30,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$28.1	$30.7	(8.4)	12.5	15.3	(17.8)
Commercial	32.5	33.4	(2.7)	109.9	110.9	(0.9)
Industrial	3.2	3.3	(2.6)	70.2	64.8	8.3
Off system sales	14.4	9.4	53.3	46.4	18.5	150.3
Power generation	1.9	1.6	17.1	190.8	148.7	28.3
Other revenues	11.1	10.6	5.3
Total	$91.2	$89.0	2.6	429.8	358.2	20.0
By Sales Type
System supply	$51.6	$50.0	3.2	65.7	40.6	61.6
Transportation	28.5	28.4	0.5	364.1	317.6	14.6
Other revenues	11.1	10.6	5.3
Total	$91.2	$89.0	2.6	429.8	358.2	20.0
Average customers (thousands)	361.7	353.9	2.2

Six months ended June 30,
By Customer Type
Residential	$77.3	$80.4	(3.8)	46.9	48.6	(3.3)
Commercial	74.1	74.3	(0.2)	248.1	241.9	2.6
Industrial	6.4	6.9	(6.9)	146.3	136.8	7.0
Off system sales	22.2	17.8	24.4	69.8	33.9	105.9
Power generation	3.9	3.6	8.9	375.4	304.3	23.3
Other revenues	27.3	26.5	2.6
Total	$211.2	$209.5	0.8	886.5	765.5	15.8
By Sales Type
System supply	$121.0	$121.7	(0.5)	132.0	98.1	34.6
Transportation	62.9	61.3	2.6	754.5	667.4	13.1
Other revenues	27.3	26.5	2.6
Total	$211.2	$209.5	0.8	886.5	765.5	15.8
Average customers (thousands)	360.4	352.9	2.1

New Mexico Gas Company

NMGC reported a second quarter loss of $0.1 million, which was less than historical second quarter loss patterns, reflecting the benefit of 0.7% customer growth and lower operating and maintenance expenses from acquisition synergies.

NMGC reported year-to-date 2015 net income of $13.8 million. Results reflect customer growth of 0.6%, much milder than normal winter weather in the first quarter, and degree days 5.4% below normal and 0.8% below 2014.  Results include $0.7 million of rate credits to customers under the acquisition approval agreement with the NMPRC.

A summary of NMGC’s regulated operating statistics for the three and six months ended June 30, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended June 30,	2015	2014 (1)	% Change	2015	2014 (1)	% Change
By Customer Type
Residential	$38.2	$44.9	(14.9)	38.9	37.0	5.1
Commercial	10.3	14.5	(28.7)	16.8	17.6	(4.6)
Industrial	0.1	0.2	(55.0)	0.2	0.4	(32.4)
On system transportation	3.7	3.9	(5.8)	73.4	75.7	(3.1)
Off system transportation	0.2	0.2	11.0	12.3	11.0	11.2
Other revenues	1.5	1.7	(11.4)
Total	$54.0	$65.4	(17.4)	141.6	141.7	(0.1)
By Sales Type
System supply	$48.6	$59.6	(18.4)	55.9	54.9	1.7
Transportation	3.9	4.1	(5.0)	85.7	86.8	(1.2)
Other revenues	1.5	1.7	(11.4)
Total	$54.0	$65.4	(17.4)	141.6	141.7	(0.1)
Average customers (thousands)	515.8	512.3	0.7

Six months ended June 30,
By Customer Type
Residential	$125.7	$157.1	(20.0)	160.1	159.6	0.3
Commercial	33.5	47.4	(29.3)	57.8	61.6	(6.1)
Industrial	0.3	0.7	(50.7)	0.7	1.0	(35.3)
Off system sales	0.3	2.2	(85.9)	1.2	4.2	(71.8)
On system transportation	9.8	10.2	(4.1)	158.1	173.5	(8.9)
Off system transportation	0.4	0.4	3.0	22.6	22.1	2.3
Other revenues	3.0	3.2	(6.6)
Total	$173.0	$221.2	(21.8)	400.5	422.0	(5.1)
By Sales Type
System supply	$159.8	$207.4	(22.9)	219.8	226.4	(2.9)
Transportation	10.2	10.6	(3.8)	180.7	195.6	(7.6)
Other revenues	3.0	3.2	(6.6)
Total	$173.0	$221.2	(21.8)	400.5	422.0	(5.1)
Average customers (thousands)	516.3	513.1	0.6

(1)     Information presented for 2014 is for comparative purposes only, as this was before the date of acquisition (Sept. 2, 2014).

Other (net)

The second quarter 2015 cost from continuing operations for Other (net) of $13.7 million included $0.4 million of costs associated with the integration of NMGC, compared with the cost of $12.1 million in 2014, which included $2.7 million of NMGC related costs.  Results in 2015 reflect $1.1 million of interest expense at NMGI, and a $2.6 million tax expense related to long-term incentive compensation shares that vested below target levels. Results also reflect $1.0 million of interest expense previously allocated to TECO Coal, which was more than offset by lower interest expense as a result of refinancing debt maturities in May.

The 2015 year-to-date cost from continuing operations for Other (net) was $26.6 million, which included $1.0 million of NMGC integration-related costs, compared with $23.5 million in 2014, which included $4.7 million of NMGC acquisition-related costs.  Cost drivers in the 2015 year-to-date period included $2.2 million of interest at NMGI, $1.0 million of interest previously allocated to TECO Coal that was not offset by lower interest expense, and the second quarter tax expense related to long-term incentive shares discussed above.

The segment data in Note 11 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion above nets the two segments.

Discontinued Operations – TECO Coal

The second quarter 2015 loss of $49.7 million recorded in discontinued operations reflects TECO Coal’s second quarter operating results of $1.1 million and net impairment charges of $50.8 million associated with the pending sale of TECO Coal.

The year-to-date loss of $55.5 million in discontinued operations reflects TECO Coal’s operating loss of $4.7 million and the net impairment charges recorded in the second quarter.

2015 Guidance from Continuing Operations

TECO Energy expects to deliver consolidated earnings from continuing operations in a range between $1.08 and $1.11 in 2015, excluding any non-GAAP charges or gains. TECO Energy expects earnings in 2015 to be driven by the factors discussed in previous filings with the SEC.

Review of Strategic Alternatives

On July 16, 2015, in response to market rumors, TECO Energy confirmed that it was exploring strategic alternatives and had retained Morgan Stanley & Co. LLC to advise it in connection with exploring such strategic alternatives. No assurance can be given that TECO Energy will determine to pursue a potential sale or enter into any definitive sale agreement.

Income Taxes

The provisions for income taxes from continuing operations for the six month periods ended June 30, 2015 and 2014 were $80.4 million and $64.3 million, respectively. The provision for income taxes for the six months ended June 30, 2015 was impacted by higher operating income.

Liquidity and Capital Resources

The table below sets forth the June 30, 2015 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities	$900.0	$475.0	$125.0	$300.0
Drawn amounts/LCs	87.8	0.6	12.2	75.0
Available credit facilities	812.2	474.4	112.8	225.0
Cash and short-term investments	56.0	33.9	2.7	19.4
Total liquidity	$868.2	$508.3	$115.5	$244.4

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2015, TECO Energy and its subsidiaries were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2015. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at June 30, 2015
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	47.6%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	47.6%
6.25% senior notes	Debt/capital Limit on liens (3)	Cannot exceed 60% Cannot exceed $700	47.6% $0 liens outstanding
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	29.7%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	29.7%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	47.3%
TECO Energy/TECO Finance
Credit facility (2)	Debt/capital	Cannot exceed 65%	60.5%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.

Credit Ratings of Senior Unsecured Debt at June 30, 2015

	Standard & Poor’s (S&P)	Moody’s	Fitch
Tampa Electric Company	BBB+	A2	A-
New Mexico Gas Company	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa1	BBB

On Oct. 27, 2014, S&P placed the issuer credit rating of TECO Energy and the senior unsecured debt rating of its subsidiaries, TECO Finance, TEC and NMGC on credit watch with positive implications, following the announcement of the agreement to sell TECO Coal. On July 6, 2015, S&P removed the TECO Energy issuer credit rating from credit watch positive and affirmed all credit ratings after the expiration of the letter agreement to sell TECO Coal.  S&P also described the outlook as positive on Tampa Electric, NMGC, and TECO Energy. On July 17, 2015, S&P revised the outlook for TECO Energy and its subsidiaries from positive to developing and affirmed all credit ratings in response to TECO Energy’s confirmation that it is exploring strategic alternatives. (See the Strategic Alternatives discussion above.)

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2015, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

The company’s critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets, goodwill, purchase accounting and regulatory accounting. For further discussion of critical accounting policies, see TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2014.

Environmental

Tampa Electric produces ash and other by-products, collectively known as CCRs. The CCRs produced at Big Bend include fly ash, FGD gypsum, boiler slag, bottom ash and economizer ash. The CCRs produced at the Polk Power Station include gasifier slag and sulfuric acid. Overall, greater than 95% of all CCRs produced at these facilities were marketed to customers for beneficial use in commercial and industrial products. The remaining 5% were either disposed of onsite or shipped offsite to nearby industrial waste landfills in Central Florida.

The U.S. EPA published a new CCR rule in the Federal Register on April 17, 2015 setting federal standards for companies that dispose of CCRs in onsite landfills and impoundments. The rule will go into effect on October 19, 2015 and contains design and operating standards for CCR management units. Tampa Electric is currently evaluating various options for demonstrating compliance with the rule.  The initial assessment is that activities in 2015 and 2016 will consist primarily of monitoring and testing of the two existing CCR impoundments that are affected by this rule.  Potential capital expenditures that may be required to comply with this rule are not expected to be significant.  Under current Florida regulation, compliance related expenditures and capital investments related to complying with this new rule would be recoverable under the state’s Environmental Cost Recovery Clause. This rule is likely to face continued legal challenges by the utility industry and environmental groups, and legislation is required to fix certain portions of the rule.  At this time, the ultimate outcome of any litigation or legislation is uncertain and it is not possible to predict the ultimate impact on Tampa Electric at this time.

On June 29, 2015, the U.S. Supreme Court remanded the EPA’s Mercury and Air Toxics Standard (MATS) to the U.S. District of Columbia Circuit Court for failing to properly consider the cost of compliance.  The Circuit Court must now decide whether to vacate or stay the rule and require EPA to submit further cost benefit analysis. Many utilities had already taken steps to comply with the rule; therefore the Supreme Court’s decision is not expected to have a material effect on the utility industry.

All of Tampa Electric’s conventional coal-fired units are already equipped with scrubbers and SCRs, and the Polk Unit 1 IGCC unit emissions are minimized in the gasification process. Tampa Electric is uniquely positioned to be able to meet the MATS standards without considerable impacts, compared to others who have not taken similar early actions. Therefore, Tampa Electric expects the co-benefits of these control devices for mercury removal to minimize the impact of this rule and expects that it will be in compliance with MATS with nominal additional capital investment.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 8% from Dec. 31, 2014 to June 30, 2015. For natural gas, the company maintained a similar volume hedged as of June 30, 2015 from Dec. 31, 2014.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the six month period ended June 30, 2015:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2014	$(42.7)
Additions and net changes in unrealized fair value of derivatives	(4.6)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	21.6
Net fair value of derivatives as of June 30, 2015	$(25.7)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2014	$(42.7)
Change in fair value of derivative net asset (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	(5.2)
Recorded in earnings	0.0
Realized net settlement of derivatives	21.6
Net option premium payments	0.6
Net fair value of derivatives as of June 30, 2015	$(25.7)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at June 30, 2015:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	(23.8)	(1.9)	(25.7)
Model prices (2)	0.0	0.0	0.0
Total	$(23.8)	$(1.9)	$(25.7)
(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

On Sept. 2, 2014, TECO Energy completed the acquisition of the privately-held NMGI and its wholly owned subsidiary, NMGC. NMGI and NMGC’s business combined constitute 14.2% and 15.1% of the total assets of TECO Energy at June 30, 2015 and Dec. 31, 2014, respectively, and 7.9% and 12.6% of TECO Energy’s revenues for the three and six months ended June 30, 2015, respectively. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by June 30, 2015, TECO Energy’s management has excluded NMGI and NMGC from its evaluation of disclosure controls and procedures from the date of such acquisition through June 30, 2015. TECO Energy’s management is in the process of reviewing the operations of NMGI and NMGC and implementing TECO Energy’s internal control structure over the acquired operations.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			(or Units) Purchased as	of Shares (or Units) that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans or	Under the Plans or
	Purchased (1)	(or Unit)	Programs	Programs
Apr. 1, 2015 - Apr. 30, 2015	2,013	$19.36	0	$0
May 1, 2015 - May 31, 2015	74,998	$18.95	0	$0
June 1, 2015 - June 30, 2015	690	$17.88	0	$0
Total 2nd Quarter 2015	77,701	$18.95	0	$0
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

Exhibits - See index on pages 57 and 58.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: August 5, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 5, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1

Amendment No. 4 dated as of April 17, 2015 to the Securities Purchase Agreement dated as of October 17, 2014, by and between TECO Diversified, Inc. as Seller, and Cambrian Coal Corporation, as Purchaser.

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

4.1

Fourth Supplemental Indenture dated as of April 10, 2015, among TECO Finance, Inc., as issuer, TECO Energy, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and calculation agent, supplementing the Indenture dated as of December 21, 2007 (including the form of Floating Rate Notes due 2018) (Exhibit 4.22, Form 8-K dated April 10, 2015 of TECO Energy, Inc.).

*

4.2

Twelfth Supplemental Indenture dated as of May 20, 2015, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (including the form of 4.20% Notes due 2045) (Exhibit 4.24, Form 8-K dated May 20, 2015 of Tampa Electric Company).

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