Form 10-Q
period 2015-09-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2015-11-05
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of October 31, 2015 was 235,230,760. As of October 31, 2015, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
BTU	British Thermal Unit
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
capacity clause	capacity cost-recovery clause, as established by the FPSC
CCRs	coal combustion residuals
CES	Continental Energy Systems
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMO	collateralized mortgage obligation
CNG	compressed natural gas
company	TECO Energy, Inc.
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEGSA	Empresa Eléctrica de Guatemala, S.A.
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GCBF	gas cost billing factor
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
IASB	International Accounting Standards Board
ICSID	International Centre for the Settlement of Investment Disputes
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act

Term	Meaning
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub with and into TECO Energy, with TECO Energy as the surviving corporation
Merger Agreement	Agreement and Plan of Merger dated Sept. 4, 2015, by and among TECO Energy, Emera and Merger Sub
Merger Sub	Emera US Inc., a Florida corporation
Met	metallurgical
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPEB	other postretirement benefits
OTC	over-the-counter
Parent	TECO Energy (the holding company, excluding subsidiaries)
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGAC	purchased gas adjustment clause
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PM	particulate matter
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS ROW	renewable portfolio standards rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Coal	TECO Coal LLC, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Energy	TECO Energy, Inc.
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.

Term	Meaning
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
USACE	U.S. Army Corps of Engineers
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sept. 30,	Dec. 31,
(millions)	2015	2014
Current assets
Cash and cash equivalents	$55.4	$25.4
Receivables, less allowance for uncollectibles of $2.2 and $2.1 at Sept. 30, 2015 and Dec. 31, 2014, respectively	270.7	299.8
Inventories, at average cost
Fuel	135.9	96.4
Materials and supplies	77.4	75.4
Derivative assets	0.2	0.0
Regulatory assets	43.1	53.6
Deferred income taxes	68.2	72.8
Prepayments and other current assets	36.9	22.6
Assets held for sale	0.0	109.6
Total current assets	687.8	755.6

Property, plant and equipment
Utility plant in service
Electric	7,258.9	7,094.8
Gas	2,076.8	1,984.6
Construction work in progress	725.6	640.0
Other property	15.2	14.5
Property, plant and equipment, at original costs	10,076.5	9,733.9
Accumulated depreciation	(2,750.1)	(2,645.7)
Total property, plant and equipment, net	7,326.4	7,088.2

Other assets
Regulatory assets	330.8	348.5
Goodwill	408.4	408.3
Deferred charges and other assets	63.5	65.8
Assets held for sale	0.0	59.8
Total other assets	802.7	882.4
Total assets	$8,816.9	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Sept. 30,	Dec. 31,
(millions)	2015	2014
Current liabilities
Long-term debt due within one year	$333.3	$274.5
Notes payable	128.0	139.0
Accounts payable	216.1	288.6
Customer deposits	179.9	176.2
Regulatory liabilities	69.1	57.0
Derivative liabilities	23.9	36.6
Interest accrued	54.5	39.9
Taxes accrued	60.8	29.9
Other	18.3	16.8
Liabilities associated with assets held for sale	0.0	39.4
Total current liabilities	1,083.9	1,097.9

Other liabilities
Deferred income taxes	609.1	519.2
Investment tax credits	8.8	9.0
Regulatory liabilities	716.2	729.0
Derivative liabilities	2.7	6.1
Deferred credits and other liabilities	316.9	370.9
Liabilities associated with assets held for sale	0.0	65.4
Long-term debt, less amount due within one year	3,517.7	3,354.0
Total other liabilities	5,171.4	5,053.6

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 235.2 million and 234.9 million shares outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively)	235.2	234.9
Additional paid in capital	1,891.2	1,875.9
Retained earnings	443.8	479.6
Accumulated other comprehensive loss	(8.6)	(15.7)
Total capital	2,561.6	2,574.7
Total liabilities and capital	$8,816.9	$8,726.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Sept. 30,
(millions, except per share amounts)		2015	2014
Revenues
Regulated electric and gas		$690.8	$685.1
Unregulated		3.0	2.1
Total revenues		693.8	687.2
Expenses
Regulated operations and maintenance
Fuel		176.6	204.5
Purchased power		23.8	21.0
Cost of natural gas sold		42.0	34.3
Other		149.4	137.9
Operations and maintenance other expense		16.1	14.8
Depreciation and amortization		87.8	78.6
Taxes, other than income		51.5	50.4
Total expenses		547.2	541.5
Income from operations		146.6	145.7
Other income
Allowance for other funds used during construction		4.7	2.9
Other income, net		1.4	1.0
Total other income		6.1	3.9
Interest charges
Interest expense		48.4	44.4
Allowance for borrowed funds used during construction		(2.3)	(1.5)
Total interest charges		46.1	42.9
Income from continuing operations before provision for income taxes		106.6	106.7
Provision for income taxes		41.7	33.7
Net income from continuing operations		64.9	73.0
Discontinued operations
Loss from discontinued operations		(17.8)	(98.8)
Benefit from income taxes		(6.1)	(36.9)
Loss on discontinued operations, net		(11.7)	(61.9)
Net income		$53.2	$11.1
Average common shares outstanding	– Basic	233.2	227.8
	– Diluted	234.7	228.3
Earnings per share from continuing operations	– Basic	$0.28	$0.32
	– Diluted	$0.28	$0.32
Earnings per share from discontinued operations	– Basic	$(0.05)	$(0.28)
	– Diluted	$(0.05)	$(0.28)
Earnings per share	– Basic	$0.23	$0.04
	– Diluted	$0.23	$0.04
Dividends paid per common share outstanding		$0.225	$0.220

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Nine months ended Sept. 30,
(millions, except per share amounts)		2015	2014
Revenues
Regulated electric and gas		$2,058.9	$1,864.4
Unregulated		8.5	6.5
Total revenues		2,067.4	1,870.9
Expenses
Regulated operations and maintenance
Fuel		492.5	523.8
Purchased power		60.5	59.1
Cost of natural gas sold		194.1	110.5
Other		448.5	385.3
Operation and maintenance other expense		18.8	22.6
Depreciation and amortization		260.3	230.0
Taxes, other than income		156.6	146.3
Total expenses		1,631.3	1,477.6
Income from operations		436.1	393.3
Other income
Allowance for other funds used during construction		12.2	7.3
Other income, net		4.4	(0.4)
Total other income		16.6	6.9
Interest charges
Interest expense		146.4	126.8
Allowance for borrowed funds used during construction		(6.0)	(3.6)
Total interest charges		140.4	123.2
Income from continuing operations before provision for income taxes		312.3	277.0
Provision for income taxes		122.1	98.0
Net income from continuing operations		190.2	179.0
Discontinued operations
Loss from discontinued operations		(105.5)	(97.6)
Benefit from income taxes		(38.3)	(38.2)
Loss from discontinued operations, net		(67.2)	(59.4)
Net income		$123.0	$119.6
Average common shares outstanding	– Basic	233.0	220.3
	– Diluted	234.4	220.8
Earnings per share from continuing operations	– Basic	$0.81	$0.81
	– Diluted	$0.81	$0.81
Earnings per share from discontinued operations	– Basic	$(0.28)	$(0.27)
	– Diluted	$(0.28)	$(0.27)
Earnings per share	– Basic	$0.53	$0.54
	– Diluted	$0.53	$0.54
Dividends paid per common share outstanding		$0.675	$0.66

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2015	2014	2015	2014
Net income	$53.2	$11.1	$123.0	$119.6
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.1	3.3	0.4
Amortization of unrecognized benefit costs	0.2	0.2	1.8	1.6
Change in benefit obligation due to valuation	(5.7)	(0.7)	(5.7)	(0.7)
Recognized cost due to settlement	7.7	0.0	7.7	0.0
Increase in unrecognized postemployment costs	0.0	0.0	0.0	(8.2)
Other comprehensive income (loss), net of tax	2.4	(0.4)	7.1	(6.9)
Comprehensive income	$55.6	$10.7	$130.1	$112.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2015	2014
Cash flows from operating activities
Net income	$123.0	$119.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	261.5	255.7
Deferred income taxes and investment tax credits	84.6	58.4
Allowance for other funds used during construction	(12.2)	(7.3)
Non-cash stock compensation	10.1	10.2
Loss (gain) on sales of business/assets, pretax	10.0	(0.2)
Deferred recovery clauses	13.1	(5.5)
Asset impairment, pretax	78.6	98.4
Receivables, less allowance for uncollectibles	46.1	(25.9)
Inventories	(45.7)	(9.6)
Prepayments and other current assets	(14.2)	(5.5)
Taxes accrued	31.6	48.6
Interest accrued	14.7	27.8
Accounts payable	(85.7)	(29.4)
Other	(36.1)	(29.1)
Cash flows from operating activities	479.4	506.2
Cash flows from investing activities
Capital expenditures	(523.2)	(491.8)
Allowance for other funds used during construction	12.2	7.3
Purchase of NMGI, net of cash acquired	0.0	(752.5)
Other investing activities	(0.2)	0.3
Cash flows used in investing activities	(511.2)	(1,236.7)
Cash flows from financing activities
Dividends	(158.8)	(147.5)
Proceeds from the sale of common stock	6.4	296.6
Proceeds from long-term debt issuance	499.7	564.2
Repayment of long-term debt	(274.5)	(83.3)
Net decrease in short-term debt	(11.0)	(12.0)
Cash flows from financing activities	61.8	618.0
Net increase (decrease) in cash and cash equivalents	30.0	(112.5)
Cash and cash equivalents at beginning of the period	25.4	185.2
Cash and cash equivalents at end of the period	$55.4	$72.7
Supplemental disclosure of non-cash activities
Debt assumed in NMGI acquisition	$0.0	$200.0
Change in accrued capital expenditures	$(8.1)	$10.2

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2014 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for all utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sept. 30, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended Sept. 30, 2015 and 2014. The results of operations for the three and nine months ended Sept. 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

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

The consolidated financial statements include NMGI and NMGC from the acquisition date of Sept. 2, 2014 through Sept. 30, 2015. In addition, all periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges and gains at Parent and TECO Diversified that directly related to TECO Coal and TECO Guatemala (see Note 15).

On Sept. 4, 2015, TECO Energy and Emera entered into an agreement and plan of merger (Merger Agreement). Upon closing, TECO Energy will become a wholly owned subsidiary of Emera. See Note 16 for further information.

Revenues

As of Sept. 30, 2015 and Dec. 31, 2014, unbilled revenues of $66.7 million and $86.6 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipt Taxes

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.7 million and $88.3 million, respectively, for the three and nine months ended Sept. 30, 2015, compared to $31.7 million and $86.7 million, respectively, for the three and nine months ended Sept. 30, 2014.

NMGC is an agent in the collection and payment of franchise fees and gross receipt taxes and is not required by a tariff to present the amounts on a gross basis. Therefore, NMGC’s franchise fees and gross receipt taxes are presented net with no line-item impact on the Consolidated Condensed Statements of Income.

2. New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the company beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. The company is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance will be effective for the company beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. As of Sept. 30, 2015, $29.0 million of debt issuance costs, which does not include costs for line-of-credit arrangements, are included in the “Deferred charges and other assets” line item on the company’s Consolidated Condensed Balance Sheet.

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

Measurement Period Adjustments in Business Combinations

In September 2015, the FASB issued guidance requiring an acquirer in a business combination to account for measurement period adjustments during the reporting period in which the adjustment is determined, rather than retrospectively. When measurements are incomplete as of the end of the reporting period covering a business combination, an acquirer may record adjustments to provisional amounts based on events and circumstances that existed as of the acquisition date during the period from the date of acquisition to the date information is received, not to exceed one year. The guidance will be effective for the company beginning in 2016 and will be applied prospectively. The company will assess the potential impact of the guidance on future transactions.

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

Regulatory Assets and Liabilities

Tampa Electric, PGS and NMGC apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year; and the advance recovery of expenditures for approved costs such as future storm damage or the future removal of property. All regulatory assets are recovered through the regulatory process.

Details of the regulatory assets and liabilities as of Sept. 30, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$73.1	$69.2
Cost-recovery clauses - deferred balances (2)	2.8	1.9
Cost-recovery clauses - offsets to derivative liabilities (2)	28.1	43.2
Environmental remediation (3)	52.6	53.1
Postretirement benefits (4)	177.4	194.0
Deferred bond refinancing costs (5)	6.6	7.2
Debt basis adjustment (6)	18.3	20.9
Competitive rate adjustment (2)	2.4	2.8
Other	12.6	9.8
Total regulatory assets	373.9	402.1
Less: Current portion	43.1	53.6
Long-term regulatory assets	$330.8	$348.5
Regulatory liabilities:
Regulatory tax liability	$6.2	$6.9
Cost-recovery clauses	40.2	25.9
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (7)	682.1	695.2
Other	0.7	1.9
Total regulatory liabilities	785.3	786.0
Less: Current portion	69.1	57.0
Long-term regulatory liabilities	$716.2	$729.0

(1)

The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.

(2)

These assets are related to FPSC and NMPRC clauses and riders. They are recovered through cost-recovery mechanisms approved by the FPSC or NMPRC, as applicable, on a dollar-for-dollar basis in the next year. In the case of the regulatory asset related to derivative liabilities, recovery occurs in the year following the settlement of the derivative position.

(3)

This asset is related to costs associated with environmental remediation primarily at manufactured gas plant sites. The balance is included in rate base, partially offsetting the related liability, and earns a rate of return as permitted by the FPSC. The timing of recovery is impacted by the timing of the expenditures related to remediation.

(4)

This asset is related to the deferred costs of postretirement benefits. It is included in rate base and earns a rate of return as permitted by the FPSC or NMPRC, as applicable. It is amortized over the remaining service life of plan participants.

(5)

This asset represents the past costs associated with refinancing debt. It does not earn a return but rather is included in capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be amortized over the term of the related debt instruments.

(6)

This asset represents the difference between the fair value and pre-merger carrying amounts for NMGC’s long-term debt on the acquisition date. It does not earn a return but rather is included in capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It is amortized over the term of the related debt instrument.

(7)	This item represents the non-ARO cost of removal in the accumulated reserve for depreciation.

4. Income Taxes

The effective tax rate increased to 39.10% for the nine months ended Sept. 30, 2015 from 35.38% for the same period in 2014 primarily due to higher state taxes and tax expense related to long-term incentive compensation shares that vested below target levels. The nine months ended Sept. 30, 2014 included a favorable state tax adjustment related to the acquisition of NMGC.

The company’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2013 consolidated federal income tax return in January 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2014 and 2015 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2015. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. Additionally, any state net operating losses that were generated in prior years and are still being utilized are subject to examination by state jurisdictions. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state jurisdictions and foreign jurisdictions include 2005 and forward.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. Amounts disclosed for pension benefits include the amounts related to the qualified pension plan and the non-qualified, non-contributory SERP.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sept. 30,	2015	2014	2015	2014
Components of net periodic benefit expense
Service cost	$6.7	$4.6	$0.6	$0.6
Interest cost	6.5	8.0	2.0	2.7
Expected return on assets	(9.1)	(10.5)	(0.3)	(0.1)
Amortization of:
Prior service (benefit) cost	(0.1)	(0.1)	(0.6)	0.0
Actuarial loss	3.2	3.3	0.0	0.0
Regulatory asset	0.0	0.0	0.3	0.1
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$7.2	$5.3	$2.0	$3.3
Nine months ended Sept. 30,
Components of net periodic benefit expense
Service cost	$17.6	$12.9	$1.7	$1.8
Interest cost	22.6	24.4	6.1	7.9
Expected return on assets	(32.4)	(31.2)	(0.8)	(0.1)
Amortization of:
Prior service (benefit) cost	(0.2)	(0.3)	(1.8)	(0.1)
Actuarial loss	11.4	10.0	0.0	0.1
Regulatory asset	0.0	0.0	0.8	0.1
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$19.0	$15.8	$6.0	$9.7

For the fiscal 2015 plan year, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.256% for pension benefits under its qualified pension plan. For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.206% for the Florida-based plan and 4.243% for the NMGC plan.

TECO Energy made contributions of $55.0 million and $47.5 million to its pension plan for the nine months ended Sept. 30, 2015 and 2014, respectively. Additionally, NMGC made contributions of $2.7 million to its other postretirement benefits plan for the nine months ended Sept. 30, 2015. In addition, in October 2015, TECO Energy made a contribution of $43.4 million to the SERP’s trust in order to fully fund its SERP obligation following the signing of the Merger Agreement with Emera. The execution of the Merger Agreement constituted a potential change in control under the trust; therefore, TECO Energy is required to maintain such funding as of the end of each calendar year, including 2015. The fully funded amount is equal to the aggregate present value of all benefits then in pay status under the SERP plus all benefits that would become payable under the SERP to current participants.

For the three and nine months ended Sept. 30, 2015, TECO Energy and its subsidiaries reclassified $0.2 million and $2.4 million, respectively, of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense, compared with $0.7 million and $2.0 million for the three and nine months ended Sept. 30, 2014, respectively. In addition, during the three and nine months ended Sept. 30, 2015, the regulated companies reclassified $2.6 million and $7.8 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense, compared with $2.7 million and $7.9 million during the three and nine months ended Sept. 30, 2014, respectively.

Black Lung Liability

As discussed in Note 15, TECO Diversified completed the sale of all of its ownership interest in TECO Coal to Cambrian Coal Corporation on Sept. 21, 2015. TECO Coal was required by federal and state statutes to provide benefits to terminated, retired or

(under state statutes) qualifying active employees for benefits related to black lung disease. TECO Coal was self-insured for black lung related claims. TECO Coal applied the accounting guidance of ASC 715, Compensation – Retirement Benefits, and annual expense was recorded for black lung obligations as determined by an independent actuary at the present value of the actuarially-computed liability for such benefits over the employee’s applicable term of service. Expense related to the black lung liability recognized during the three and nine months ended Sept. 30, 2015 and 2014 was not material.

In accordance with ASC 715, an after-tax settlement charge of $7.7 million related to the unfunded black lung obligations recorded in AOCI was recognized as a loss from discontinued operations upon completion of the sale of TECO Coal.

6. Short-Term Debt

At Sept. 30, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$12.0	$0.6
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	46.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(4)	300.0	118.0	0.0	300.0	50.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	10.0	1.7	125.0	31.0	1.7
Total	$900.0	$128.0	$2.2	$900.0	$139.0	$2.3

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.
(4) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At Sept. 30, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sept. 30, 2015 and Dec. 31, 2014 was 1.28% and 1.16%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent (the Loan Agreement). Under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding in the case of default. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of Sept. 30, 2015, TEC and TRC were in compliance with the requirements of the agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2015, total long-term debt had a carrying amount of $3,851.0 million and an estimated fair market value of $4,126.1 million. At Dec. 31, 2014, total long-term debt had a carrying amount of $3,628.5 million and an estimated fair market value of $3,987.8 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments (see Note 13 for information regarding the fair value hierarchy).

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

Issuance of TECO Finance Floating Rate Notes due 2018

On Apr. 10, 2015, TECO Finance completed an offering of $250 million aggregate principal amount of floating rate notes due 2018 (the 2018 Notes), which are guaranteed by TECO Energy. The 2018 Notes were sold at par and mature on Apr. 10, 2018, The 2018 Notes will bear interest at a floating rate that is reset quarterly based on the three-month LIBOR plus 60 basis points, which is payable quarterly on Jan. 10, Apr. 10, July 10 and Oct. 10 of each year, beginning July 10, 2015. Interest on the 2018 Notes will be computed on the basis of the actual number of days elapsed over a 360-day year. The 2018 Notes will not be subject to redemption prior to maturity. The 2018 Notes are effectively subordinated to existing and future liabilities of TECO Energy’s subsidiaries to their respective creditors, and also are effectively subordinated to any secured debt that TECO Finance and TECO Energy incur to the extent of the value of the assets securing that indebtedness. TECO Finance is a wholly owned subsidiary of TECO Energy whose business activities consist solely of providing funds to TECO Energy.

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

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and nine months ended Sept. 30, 2015 and 2014, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	1.0	(0.5)	0.5
Gain on cash flow hedges	0.3	(0.1)	0.2	5.3	(2.0)	3.3
Amortization of unrecognized benefit costs (2)	0.4	(0.2)	0.2	2.9	(1.1)	1.8
Change in benefit obligation due to valuation (3)	(8.7)	3.0	(5.7)	(8.7)	3.0	(5.7)
Recognized cost due to settlement (4)	12.1	(4.4)	7.7	12.1	(4.4)	7.7
Total other comprehensive income (loss)	$4.1	$(1.7)	$2.4	$11.6	$(4.5)	$7.1
2014
Unrealized loss on cash flow hedges	$(0.3)	$0.1	$(0.2)	$(0.3)	$0.1	$(0.2)
Reclassification from AOCI to net income (1)	0.4	(0.1)	0.3	0.9	(0.3)	0.6
Gain on cash flow hedges	0.1	0.0	0.1	0.6	(0.2)	0.4
Amortization of unrecognized benefit costs (2)	0.4	(0.2)	0.2	2.4	(0.8)	1.6
Increase in unrecognized postemployment costs (5)	0.0	0.0	0.0	(12.9)	4.7	(8.2)
Change in benefit obligation due to remeasurement	(1.1)	0.4	(0.7)	(1.1)	0.4	(0.7)
Total other comprehensive income (loss)	$(0.6)	$0.2	$(0.4)	$(11.0)	$4.1	$(6.9)

(1) Related to interest rate contracts recognized in Interest expense and commodity contracts recognized in Income (loss) from discontinued operations.
(2) Related to postretirement and postemployment benefits. See Note 5 for additional information.

(3)  Related to the transfer of employees and their associated postretirement benefits from TEC to the TECO Energy shared services company. TEC recognized these deferred costs as regulatory assets, whereas the shared services company recognized them in AOCI.

(4) Related to the settlement of the TECO Coal black lung obligation at the closing of the sale. See Notes 5 and 15 for additional information.
(5) Amounts reflect an out-of-period adjustment related to TECO Coal's unfunded black lung liability.

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2015	Dec. 31, 2014
Unamortized pension loss and prior service credit (1)	$(25.8)	$(22.5)
Unamortized other benefit gains, prior service costs and transition obligations (2)	21.0	13.9
Net unrealized gains (losses) from cash flow hedges (3)	(3.8)	(7.1)
Total accumulated other comprehensive loss	$(8.6)	$(15.7)

(1) Net of tax benefit of $16.2 million and $13.8 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively.
(2) Net of tax expense of $13.2 million and $8.3 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively.
(3) Net of tax benefit of $2.4 million and $4.5 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively.

9. Earnings Per Share

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
(millions, except per share amounts)	2015	2014 (1)	2015	2014 (1)
Basic earnings per share
Net income from continuing operations	$64.9	$73.0	$190.2	$179.0
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.6)
Income before discontinued operations available to common shareholders - Basic	$64.7	$72.8	$189.6	$178.4
Loss from discontinued operations, net	$(11.7)	$(61.9)	$(67.2)	$(59.4)
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Loss from discontinued operations available to common shareholders - Basic	$(11.7)	$(61.9)	$(67.2)	$(59.4)
Net income	$53.2	$11.1	$123.0	$119.6
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.6)
Net income available to common shareholders - Basic	$53.0	$10.9	$122.4	$119.0
Average common shares outstanding - Basic	233.2	227.8	233.0	220.3
Earnings per share from continuing operations available to common shareholders - Basic	$0.28	$0.32	$0.81	$0.81
Earnings per share from discontinued operations available to common shareholders - Basic	$(0.05)	$(0.28)	$(0.28)	$(0.27)
Earnings per share available to common shareholders - Basic	$0.23	$0.04	$0.53	$0.54
Diluted earnings per share
Net income from continuing operations	$64.9	$73.0	$190.2	$179.0
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.6)
Income before discontinued operations available to common shareholders - Diluted	$64.7	$72.8	$189.6	$178.4
Loss from discontinued operations, net	$(11.7)	$(61.9)	$(67.2)	$(59.4)
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Loss from discontinued operations available to common shareholders - Diluted	$(11.7)	$(61.9)	$(67.2)	$(59.4)
Net income	$53.2	$11.1	$123.0	$119.6
Amount allocated to nonvested participating shareholders	(0.2)	(0.2)	(0.6)	(0.6)
Net income available to common shareholders - Diluted	$53.0	$10.9	$122.4	$119.0
Unadjusted average common shares outstanding - Diluted	233.2	227.8	233.0	220.3
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	1.5	0.5	1.4	0.5
Average common shares outstanding - Diluted	234.7	228.3	234.4	220.8
Earnings per share from continuing operations available to common shareholders - Diluted	$0.28	$0.32	$0.81	$0.81
Earnings per share from discontinued operations available to common shareholders - Diluted	$(0.05)	$(0.28)	$(0.28)	$(0.27)
Earnings per share available to common shareholders - Diluted	$0.23	$0.04	$0.53	$0.54
Anti-dilutive shares	0.0	0.0	0.0	0.0
(1) All prior periods presented reflect the classification of TECO Coal as discontinued operations (see Note 15).

10. Commitments and Contingencies

Legal Contingencies

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. The company believes the claims in which the company or a subsidiary of the company is a defendant in the pending actions described below are without merit and intends to defend the matters vigorously. The company is unable at this time to estimate the possible loss or range of loss with respect to these matters. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

Tampa Electric Legal Proceedings

A thirty-six year old man died from mesothelioma in March 2014. His estate and his family sued Tampa Electric as a result. The man allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area. Plaintiff’s case against Tampa Electric and fourteen other defendants had alleged, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death. On Aug. 6, 2015, Tampa Electric agreed to a settlement which resolved the case in its entirety.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently expected in 2016.

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

In September 2015, a settlement was reached with all the named plaintiff class representatives in both of the class actions. The settlements were on an individual basis and not a class basis.

In addition to the two settled class actions described above, eighteen insurance carriers have filed two subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. These subrogation matters are pending and discovery is proceeding. NMGC has filed motions to dismiss, and the motions are pending.

TECO Guatemala Holdings, LLC v. The Republic of Guatemala

On Dec. 19, 2013, the ICSID Tribunal hearing the arbitration claim of TGH, a wholly owned subsidiary of TECO Energy, against the Republic of Guatemala (Guatemala) under the DR – CAFTA, issued an award in the case (the Award). The ICSID Tribunal unanimously found in favor of TGH and awarded damages to TGH of approximately U.S. $21.1 million, plus interest from

Oct. 21, 2010 at a rate equal to the U.S. prime rate plus 2%. In addition, the ICSID Tribunal ruled that Guatemala must reimburse TGH for approximately U.S. $7.5 million of the costs that it incurred in pursuing the arbitration.

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

While the duration of the annulment proceedings is uncertain, a hearing was held in October 2015, with a decision by the ad hoc committee expected in mid- to late-2016. Pending the outcome of annulment proceedings, results to date do not reflect any benefit of this decision.

Proceedings in connection with the Pending Merger with Emera

Eleven securities class action lawsuits were filed in September and October 2015 against the company and its directors by holders of TECO Energy securities.  These suits, which were filed in the Circuit Court for the 13th Judicial Circuit, in and for Hillsborough County, Florida, allege that TECO Energy’s board of directors breached its fiduciary duties in agreeing to the Merger Agreement and seek to enjoin the Merger.  In addition, several of these suits allege that one or more of TECO Energy, Emera and an Emera affiliate aided and abetted such alleged breaches. The securities class action lawsuits have been consolidated per court order.  The court's order also indicates that any future actions with allegations and claims substantially similar to those in the initial lawsuits will also be consolidated. Since the consolidation, two of the complaints have been amended. One of those complaints has added a claim against the individual defendants for breach of fiduciary duty to disclose. In addition, one class action lawsuit was filed on Nov. 2, 2015 in the United States District Court for the Middle District of Florida.  In addition to the breach of fiduciary duties and aiding and abetting claims contained in the other lawsuits, this lawsuit alleges violations of Exchange Act rules.

The company also received two separate shareholder demand letters from purported shareholders of the company.  Both of these letters demand that the company maximize shareholder value and remove alleged conflicts of interest as well as eliminate allegedly preclusive deal protection devices.  One of the letters also demands that the company refrain from consummating the transaction with Emera. The outcome of the lawsuits and the demand letters cannot be predicted with any certainty. The company believes that the claims asserted are without merit.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of Sept. 30, 2015 is as follows:

(millions)	Year of expiration				Maximum
				After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2015	2016	2017-2019	2019	Obligation	at Sept. 30, 2015
TECO Energy
Fuel sales and transportation (2)	$0.0	$0.0	$0.0	$92.9	$92.9	$0.0
Letters of indemnity - coal mining permits (3)	$0.0	$93.8	$0.0	$0.0	$93.8	$0.0

					Maximum
(millions)				After (1)	Theoretical	Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016	2017-2019	2019	Obligation	at Sept. 30, 2015 (4)
TEC	$0.0	$0.0	$0.0	$0.5	$0.5	$0.1
NMGC	$0.0	$0.0	$0.0	$1.7	$1.7	$0.0

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2019.

(2)    The amounts shown represent the maximum theoretical amounts of cash collateral that TECO Energy would be required to post in the event of a downgrade below investment grade for its long-term debt ratings by the major credit rating agencies. Liabilities recognized represent the associated potential obligation related to net derivative liabilities under these agreements at Sept. 30, 2015. See Note 12 for additional information.

(3)    These letters of indemnity guarantee payments to certain surety companies that issued reclamation bonds to the Commonwealths of Kentucky and Virginia in connection with TECO Coal's mining operations.  Payments to the surety companies would be triggered if the reclamation bonds are called upon by either of these states and the permit holder, TECO Coal, does not pay the surety. The amounts shown represent the maximum theoretical amounts that TECO Energy would be required to pay to the surety companies. As discussed in Note 15, TECO Coal was sold on Sept. 21, 2015 to Cambrian Coal Corporation (Cambrian).  Pursuant to the SPA, Cambrian is obligated to file applications required in connection with the change of control with the appropriate governmental entities.  Once the applicable governmental agency deems each application to be acceptable, Cambrian is obligated to post a bond or other appropriate collateral necessary to obtain the release of the corresponding bond secured by the TECO Energy indemnity for that permit. Until the bonds secured by TECO Energy's indemnity are released, TECO Energy's indemnity will remain effective. The company is working with Cambrian on the process to replace the bonds and expects the process to be completed in 2016. Pursuant to the SPA, Cambrian has the obligation to indemnify and hold TECO Energy harmless from any losses incurred that arise out of the coal mining permits during the period commencing on the closing date through the date all permit approvals are obtained.

(4)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy, TEC or NMGC under these agreements at Sept. 30, 2015. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico	TECO			TECO
Three months ended Sept. 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2) (3)	Eliminations (3)	Energy
2015
Revenues - external	$559.4	$88.1	$43.7	$0.0	$2.6	$0.0	$693.8
Sales to affiliates	0.8	2.0	0.0	0.0	0.0	(2.8)	0.0
Total revenues	560.2	90.1	43.7	0.0	2.6	(2.8)	693.8
Depreciation and amortization	64.6	14.4	8.5	0.0	0.3	0.0	87.8
Total interest charges	24.1	3.7	3.2	0.0	15.4	(0.3)	46.1
Internally allocated interest	0.0	0.0	0.0	0.0	0.3	(0.3)	0.0
Provision (benefit) for income taxes	50.0	3.5	(1.9)	0.0	(9.9)	0.0	41.7
Net income (loss) from continuing operations	82.1	6.2	(2.8)	0.0	(20.6)	0.0	64.9
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(12.1)	0.4	0.0	(11.7)
Net income (loss)	$82.1	$6.2	$(2.8)	$(12.1)	$(20.2)	$0.0	$53.2
2014
Revenues - external	$581.5	$86.9	$16.2	$0.0	$2.6	$0.0	$687.2
Sales to affiliates	0.3	0.0	0.0	0.0	0.1	(0.4)	0.0
Total revenues	581.8	86.9	16.2	0.0	2.7	(0.4)	687.2
Depreciation and amortization	61.8	13.6	2.8	0.0	0.4	0.0	78.6
Total interest charges	23.8	3.5	1.1	0.0	15.9	(1.4)	42.9
Internally allocated interest	0.0	0.0	0.0	0.0	1.9	(1.9)	0.0
Provision (benefit) for income taxes	48.5	3.0	(0.5)	0.0	(17.3)	0.0	33.7
Net income (loss) from continuing operations	79.7	4.8	(0.9)	0.0	(10.6)	0.0	73.0
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(64.8)	2.9	0.0	(61.9)
Net income (loss)	$79.7	$4.8	$(0.9)	$(64.8)	$(7.7)	$0.0	11.1

(millions)	Tampa	Peoples	New Mexico	TECO			TECO
Nine months ended Sept. 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2) (3)	Eliminations (3)	Energy
2015
Revenues - external	$1,540.8	$302.0	$216.7	$0.0	$7.9	$0.0	$2,067.4
Sales to affiliates	2.4	4.5	0.0	0.0	0.1	(7.0)	0.0
Total revenues	1,543.2	306.5	216.7	0.0	8.0	(7.0)	2,067.4
Depreciation and amortization	191.5	42.3	25.3	0.0	1.2	0.0	260.3
Total interest charges	71.2	10.8	9.8	0.0	49.6	(1.0)	140.4
Internally allocated interest	0.0	0.0	0.0	0.0	1.0	(1.0)	0.0
Provision (benefit) for income taxes	116.3	17.5	7.1	0.0	(18.8)	0.0	122.1
Net income (loss) from continuing operations	198.0	28.4	11.0	0.0	(47.2)	0.0	190.2
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(69.6)	2.4	0.0	(67.2)
Net income (loss)	$198.0	$28.4	$11.0	$(69.6)	$(44.8)	$0.0	$123.0
2014
Revenues - external	$1,546.9	$300.0	$16.2	$0.0	$7.8	$0.0	$1,870.9
Sales to affiliates	0.8	0.6	0.0	0.0	0.1	(1.5)	0.0
Total revenues	1,547.7	300.6	16.2	0.0	7.9	(1.5)	1,870.9
Depreciation and amortization	185.6	40.3	2.8	0.0	1.3	0.0	230.0
Total interest charges	69.1	10.3	1.1	0.0	46.4	(3.7)	123.2
Internally allocated interest	0.0	0.0	0.0	0.0	3.7	(3.7)	0.0
Provision (benefit) for income taxes	112.2	17.0	(0.5)	0.0	(30.7)	0.0	98.0
Net income (loss) from continuing operations	187.1	26.9	(0.9)	0.0	(34.1)	0.0	179.0
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(65.6)	6.2	0.0	(59.4)
Net income (loss)	$187.1	$26.9	$(0.9)	$(65.6)	$(27.9)	$0.0	$119.6
At Sept. 30, 2015
Total assets	$6,804.2	$1,099.0	$1,188.7	$0.0	$5,819.6	$(6,094.6)	$8,816.9
At Dec. 31, 2014
Total assets	$6,565.4	$1,082.8	$1,237.2	$227.7	$1,611.6	$(1,998.5)	8,726.2

(1)    All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Coal and certain charges and gains at Other, including Parent and TECO Diversified, that directly relate to TECO Coal and TECO Guatemala. See Note 15.

(2) NMGI is included in the Other segment.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and NMGC; and
•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates.

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

The derivatives that are designated as cash flow hedges at Sept. 30, 2015 and Dec. 31, 2014 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.2 million and $0.0 as of Sept. 30, 2015 and Dec. 31, 2014, respectively, and derivative liabilities totaled $26.6 million and $42.7 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Sept. 30, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Sept. 30, 2015, net pretax losses of $23.7 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Sept. 30, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 8.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sept. 30, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and nine months ended Sept. 30, 2015 and 2014 is presented in Note 8. These gains and losses were the result of interest rate contracts for TEC and diesel fuel derivatives related to TECO Coal operations. The locations of the reclassifications to income were reflected in Interest expense for TEC and Income (loss) from discontinued operations for TECO Coal.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Sept. 30, 2017 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of Sept. 30, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	13.5
2016	0.0	35.8
2017	0.0	4.2
Total	0.0	53.5

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

Recurring Fair Value Measures
	As of Sept. 30, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas derivatives	$0.0	$26.6	$0.0	$26.6

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas derivatives	$0.0	$42.7	$0.0	$42.7

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 157 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $10.7 million and $26.0 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2015, respectively, and $8.1 million and $20.9 million for the three and nine months ended Sept. 30, 2014, respectively.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

15. Discontinued Operations and Asset Impairments

TECO Coal

On Sept. 21, 2015, TECO Energy’s subsidiary, TECO Diversified, entered into an SPA and completed the sale of all of its ownership interest in TECO Coal to Cambrian Coal Corporation.  The SPA did not provide for an up-front purchase payment, but provides for future contingent consideration of up to $60 million that may be paid between 2015 and 2019 if certain coal benchmark prices reach certain levels. TECO Energy retains certain deferred tax assets and personnel-related liabilities, but all other TECO Coal assets and liabilities, including working capital, asset retirement obligations and workers compensation reserves, were transferred in the transaction.  The retained liabilities included pension liability, which was fully funded at Sept. 30, 2015, and severance agreements, which were accrued at June 30, 2015 and paid in the third quarter of 2015. Letters of indemnity related to TECO Coal reclamation bonds will remain in effect until the bonds are replaced by Cambrian, which is expected to be completed in 2016 (see description of guarantees in Note 10).  The company recorded a loss on sale of $10.0 million pretax, which is reflected in discontinued operations in the company’s Consolidated Condensed Statement of Income, primarily to write off an after-tax settlement charge of $7.7 million related to the unfunded black lung obligations previously recorded in AOCI (see Note 5 for additional information). Transaction-related costs of $12.3 million pretax, comprised of $2.5 million of legal and other consultant costs and $9.8 million of severance and other employee costs, were accrued at June 30, 2015 and reflected in discontinued operations in the company’s Consolidated Condensed Statement of Income. The severance and other employee transaction-related costs were paid in the third quarter of 2015, with the exception of a minor amount of severance payments. The legal and other consultant costs will be paid in the fourth quarter of 2015.

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

In 2014, the company recorded impairment charges totaling $115.9 million pretax to write down the held-for-sale TECO Coal assets to their implied fair value. In the second quarter of 2015, based on management’s assessment of current market conditions and discussions with interested parties, an additional impairment charge of $78.6 million pretax was recorded, which included the estimated selling costs associated with this transaction.

Since the closing of the sale, TECO Energy will not have influence over operations of TECO Coal, therefore the contingent payments are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale
(millions)	Sept. 30, 2015	Dec. 31, 2014
Current assets	$0.0	$109.6
Property, plant and equipment, net and other long-term assets	0.0	59.8
Total assets held for sale	$0.0	$169.4

Liabilities associated with assets held for sale
(millions)	Sept. 30, 2015	Dec. 31, 2014
Current liabilities	$0.0	$39.4
Long-term liabilities	0.0	65.4
Total liabilities associated with assets held for sale	$0.0	$104.8

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

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(millions)	2015	2014	2015	2014
Revenues—TECO Coal	$51.6	$101.6	$200.4	$328.3
Loss from operations—TECO Coal	(7.4)	(0.4)	(16.4)	(4.2)
Loss on sale—TECO Coal	(10.0)	0.0	(10.0)	0.0
Loss on impairment—TECO Coal	0.0	(98.4)	(78.6)	(98.4)
Income (loss) from operations—TECO Guatemala	(0.4)	0.0	(0.5)	5.0
Loss from discontinued operations—TECO Coal	(17.4)	(98.8)	(105.0)	(102.6)
Income (loss) from discontinued operations—TECO Guatemala	(0.4)	0.0	(0.5)	5.0
Loss from discontinued operations	(17.8)	(98.8)	(105.5)	(97.6)
Benefit from income taxes	(6.1)	(36.9)	(38.3)	(38.2)
Loss from discontinued operations, net	$(11.7)	$(61.9)	$(67.2)	$(59.4)

16. Mergers and Acquisitions

Pending Merger with Emera Inc.

On Sept. 4, 2015, TECO Energy and Emera entered into the Merger Agreement. Upon closing of the Merger, TECO Energy will become a wholly owned subsidiary of Emera.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which was unanimously approved and adopted by the board of directors of TECO Energy, at the effective time, Merger Sub will merge with and into TECO Energy with TECO Energy continuing as the surviving corporation.

Pursuant to the Merger Agreement, upon the closing of the Merger, which is expected to occur by mid-2016, each issued and outstanding share of TECO Energy common stock will be cancelled and converted automatically into the right to receive $27.55 in cash, without interest (Merger Consideration). This represents an aggregate purchase price of approximately $10.4 billion including assumption of approximately $3.9 billion of debt.

The closing of the Merger is subject to certain conditions, including, among others, (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of all required regulatory approvals, including from the FERC, the NMPRC and the Committee on Foreign Investment in the United States, (iv) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (v) the absence of any material adverse effect with respect to TECO Energy and (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of TECO Energy, Emera and Merger Sub. The Merger Agreement contains covenants by TECO Energy, among others, that (i) TECO Energy will conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the closing of the Merger and (ii) TECO Energy will not engage in certain transactions during such interim period. The Merger Agreement contains covenants by Emera, among others, that Emera will use its reasonable best efforts to take all actions necessary to obtain all governmental and regulatory approvals.

In addition, the Merger Agreement requires Emera (i) to maintain TECO Energy’s historic levels of community involvement and charitable contributions and support in TECO Energy’s existing service territories, (ii) to maintain TECO Energy’s headquarters in Tampa, Florida, (iii) to honor current union contracts in accordance with their terms and (iv) to provide each continuing non-union employee, for a period of two years following the closing of the Merger, with a base salary or wage rate no less favorable than, and incentive compensation and employee benefits, respectively, substantially comparable in the aggregate to those, that they received as of immediately prior to the closing.

TECO Energy is also subject to a “no shop” restriction that limits its ability to solicit alternative acquisition proposals or provide nonpublic information to, and engage in discussion with, third parties, except under limited circumstances to permit TECO Energy’s board of directors to comply with its fiduciary duties.

The Merger Agreement contains certain termination rights for both TECO Energy and Emera. Either party may terminate the Merger Agreement if (i) the closing of the Merger has not occurred by Sept. 30, 2016 (subject to a 6-month extension if required to obtain necessary regulatory approvals), (ii) a law or judgment preventing or prohibiting the closing of the Merger has become final, (iii) TECO Energy’s shareholders do not approve the Merger or (iv) TECO Energy’s board of directors changes its recommendation so that it is no longer in favor of the Merger. If either party terminates the Merger Agreement because TECO Energy’s board of directors changes its recommendation, TECO Energy must pay Emera a termination fee of $212.5 million. If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, Emera must pay TECO Energy a termination fee of $326.9 million.

During the three months ended Sept. 30, 2015, TECO Energy incurred approximately $15.4 million pretax of transaction-related costs, which are included in “Operations and maintenance other expense” on the Consolidated Condensed Statements of Income.

Acquisition of New Mexico Gas Company

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

Current Quarter and Year-to-Date Impact of NMGI Acquisition

The impact of NMGI and NMGC on the company’s revenues in the Consolidated Statements of Operations for the three months and nine months ended Sept. 30, 2015 was an increase of $43.7 million and $216.7 million, respectively, compared with an increase of $16.2 million for the three and nine months ended Sept. 30, 2014. The impact of NMGI and NMGC on the company’s net income in the Consolidated Statements of Operations for the three months and nine months ended Sept. 30, 2015 was a decrease of $3.9 million and an increase of $7.6 million, respectively, compared with a decrease of $2.0 million for the three and nine months ended Sept. 30, 2014.

Pro Forma Impact of the NMGI Acquisition

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

Pro forma earnings presented below include adjustments related to non-recurring acquisition consummation, integration and other costs incurred by the company during the period. After-tax non-recurring acquisition consummation, integration and other costs incurred by the company were $0.9 million and $5.7 million for the three and nine months ended Sept. 30, 2014.

Pro Forma Impact of Acquisition	Three months ended	Nine months ended
(millions, except per share amounts)	Sept. 30, 2014	Sept. 30, 2014
Revenues	$720.0	$2,111.0
Net income from continuing operations	$70.8	$199.3
Basic and Diluted EPS from continuing operations	$0.31	$0.86

Transaction and Integration Costs

The following after-tax transaction and integration charges were recognized in connection with the NMGI acquisition and are included in the TECO Energy Consolidated Statements of Operations for the three and nine months ended Sept. 30, 2015 and 2014.

Transaction and Integration Costs	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2015	2014	2015	2014
Legal and other consultants	$0.1	$5.3	$0.4	$7.2
Bridge loan costs	0.0	0.4	0.0	2.9
Severance and relocation costs	0.0	1.7	0.5	1.7
Other costs and tax benefit	0.1	(6.5)	0.3	(6.1)
Total accounting charges	$0.2	$0.9	$1.2	$5.7

The company has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination, the greater the amount of severance benefits. The company records a liability and expense for severance once terminations are probable of occurrence and the related severance benefits can be reasonably estimated. For severance benefits that are incremental to its ongoing severance plan (“one-time termination benefits”), the company measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the required service period.

In conjunction with the acquisition, in September 2014, TECO Energy and NMGC each offered a severance plan to certain eligible employees. Severance costs incurred were recorded primarily within Operation and maintenance other expense in the Consolidated Condensed Statements of Income. Cash payments under the severance plan began in the third quarter of 2014, and substantially all cash payments under the plan are expected to be made by the end of 2017 resulting in the substantial completion of the acquisition integration plan. As of Sept. 30, 2015 and Dec. 31, 2014, the obligations associated with the severance benefits costs were $0.3 million and $2.6 million, respectively.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sept. 30,	Dec. 31,
(millions)	2015	2014
Property, plant and equipment
Utility plant in service
Electric	$7,258.9	$7,094.8
Gas	1,373.5	1,308.9
Construction work in progress	703.6	624.2
Utility plant in service, at original costs	9,336.0	9,027.9
Accumulated depreciation	(2,719.6)	(2,633.8)
Utility plant in service, net	6,616.4	6,394.1
Other property	9.3	8.6
Total property, plant and equipment, net	6,625.7	6,402.7

Current assets
Cash and cash equivalents	33.2	10.4
Receivables, less allowance for uncollectibles of $1.5 and $1.4 at Sept. 30, 2015 and Dec. 31, 2014, respectively	258.6	227.2
Inventories, at average cost
Fuel	127.7	85.2
Materials and supplies	74.1	72.2
Regulatory assets	39.7	52.1
Taxes receivable from affiliate	0.0	43.3
Deferred income taxes	22.9	24.8
Prepayments and other current assets	25.3	17.4
Total current assets	581.5	532.6

Deferred debits
Unamortized debt expense	18.5	16.8
Regulatory assets	305.4	319.6
Other	1.4	2.6
Total deferred debits	325.3	339.0
Total assets	$7,532.5	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Sept. 30,	Dec. 31,
(millions)	2015	2014
Capitalization
Common stock	$2,218.4	$2,130.4
Accumulated other comprehensive loss	(3.8)	(7.1)
Retained earnings	356.4	305.8
Total capital	2,571.0	2,429.1
Long-term debt	2,179.9	2,013.8
Total capitalization	4,750.9	4,442.9

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	0.0	58.0
Accounts payable	192.3	242.3
Customer deposits	174.2	170.4
Regulatory liabilities	65.7	54.7
Derivative liabilities	23.9	36.6
Interest accrued	41.5	17.0
Taxes accrued	62.7	12.4
Other	9.9	10.0
Total current liabilities	653.5	684.7

Deferred credits
Deferred income taxes	1,266.8	1,209.1
Investment tax credits	8.8	9.0
Derivative liabilities	2.7	6.1
Regulatory liabilities	605.7	623.4
Deferred credits and other liabilities	244.1	299.1
Total deferred credits	2,128.1	2,146.7

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,532.5	$7,274.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sept. 30,
(millions)	2015	2014
Revenues
Electric	$560.1	$581.6
Gas	88.1	86.9
Total revenues	648.2	668.5
Expenses
Regulated operations and maintenance
Fuel	176.6	204.5
Purchased power	23.8	21.0
Cost of natural gas sold	28.5	28.4
Other	128.7	130.9
Depreciation and amortization	79.0	75.4
Taxes, other than income	47.8	49.1
Total expenses	484.4	509.3
Income from operations	163.8	159.2
Other income
Allowance for other funds used during construction	4.6	2.9
Other income, net	1.2	1.2
Total other income	5.8	4.1
Interest charges
Interest on long-term debt	29.0	27.7
Other Interest	1.0	1.0
Allowance for borrowed funds used during construction	(2.2)	(1.4)
Total interest charges	27.8	27.3
Income before provision for income taxes	141.8	136.0
Provision for income taxes	53.5	51.5
Net income	88.3	84.5
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.3
Total other comprehensive income, net of tax	0.2	0.3
Comprehensive income	$88.5	$84.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sept. 30,
(millions)	2015	2014
Revenues
Electric	$1,542.9	$1,547.3
Gas	302.0	300.0
Total revenues	1,844.9	1,847.3
Expenses
Regulated operations and maintenance
Fuel	492.5	523.8
Purchased power	60.5	59.1
Cost of natural gas sold	101.9	104.6
Other	384.8	378.0
Depreciation and amortization	233.8	225.9
Taxes, other than income	144.9	144.1
Total expenses	1,418.4	1,435.5
Income from operations	426.5	411.8
Other income
Allowance for other funds used during construction	12.1	7.3
Other income, net	3.6	3.5
Total other income	15.7	10.8
Interest charges
Interest on long-term debt	84.5	79.8
Other Interest	3.3	3.1
Allowance for borrowed funds used during construction	(5.8)	(3.5)
Total interest charges	82.0	79.4
Income before provision for income taxes	360.2	343.2
Provision for income taxes	133.8	129.2
Net income	226.4	214.0
Other comprehensive income, net of tax
Gain on cash flow hedges	3.3	0.5
Total other comprehensive income, net of tax	3.3	0.5
Comprehensive income	$229.7	$214.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2015	2014
Cash flows from operating activities
Net income	$226.4	$214.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	233.8	225.9
Deferred income taxes and investment tax credits	52.6	50.1
Allowance for funds used during construction	(12.1)	(7.3)
Deferred recovery clauses	13.7	(6.0)
Receivables, less allowance for uncollectibles	(31.4)	(39.2)
Inventories	(44.4)	18.0
Prepayments	(7.9)	(6.6)
Taxes accrued	93.6	113.3
Interest accrued	24.5	24.3
Accounts payable	(39.8)	(24.1)
Other	(34.4)	(23.3)
Cash flows from operating activities	474.6	539.1
Cash flows from investing activities
Capital expenditures	(485.9)	(475.8)
Allowance for funds used during construction	12.1	7.3
Cash flows used in investing activities	(473.8)	(468.5)
Cash flows from financing activities
Common stock	88.0	19.5
Proceeds from long-term debt issuance	251.2	296.3
Repayment of long-term debt	(83.3)	(83.3)
Net decrease in short-term debt	(58.0)	(84.0)
Dividends	(175.9)	(169.8)
Cash flows from (used in) financing activities	22.0	(21.3)
Net increase in cash and cash equivalents	22.8	49.3
Cash and cash equivalents at beginning of period	10.4	9.8
Cash and cash equivalents at end of period	$33.2	$59.1
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(10.1)	$11.0

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

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2015 and Dec. 31, 2014, and the results of operations and cash flows for the periods ended Sept. 30, 2015 and 2014. The results of operations for the three and nine months ended Sept. 30, 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2015.

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

On Sept. 4, 2015, TECO Energy and Emera entered into the Merger Agreement. Upon closing, TECO Energy will become a wholly owned subsidiary of Emera. See Note 14 for further information.

Revenues

As of Sept. 30, 2015 and Dec. 31, 2014, unbilled revenues of $60.0 million and $49.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.7 million and $88.3 million, respectively, for the three and nine months ended Sept. 30, 2015, compared to $31.7 million and $86.7 million, respectively, for the three and nine months ended Sept. 30, 2014.

2. New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for TEC beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. TEC is currently evaluating the impact of the adoption of this guidance on its financial statements but does not expect the impact to be significant.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance will be effective for TEC beginning in 2016 and will be required to be applied on a retrospective basis for all periods presented. As of Sept. 30, 2015, $18.5 million of debt issuance costs, which does not include costs for line-of-credit arrangements, are included in “Deferred debits” on TEC’s Consolidated Condensed Balance Sheet.

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

Measurement Period Adjustments in Business Combinations

In September 2015, the FASB issued guidance requiring an acquirer in a business combination to account for measurement period adjustments during the reporting period in which the adjustment is determined, rather than retrospectively. When measurements are incomplete as of the end of the reporting period covering a business combination, an acquirer may record adjustments to provisional amounts based on events and circumstances that existed as of the acquisition date during the period from the date of acquisition to the date information is received, not to exceed one year. The guidance will be effective for TEC beginning in 2016 and will be applied prospectively. TEC will assess the potential impact of the guidance on future transactions.

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

Regulatory Assets and Liabilities

Tampa Electric and PGS apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year; and the advance recovery of expenditures for approved costs such as future storm damage or the future removal of property. All regulatory assets are recovered through the regulatory process.

Details of the regulatory assets and liabilities as of Sept. 30, 2015 and Dec. 31, 2014 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2015	Dec. 31, 2014
Regulatory assets:
Regulatory tax asset (1)	$73.0	$69.2
Cost-recovery clauses - deferred balances (2)	0.1	0.9
Cost-recovery clauses - offsets to derivative liabilities (2)	27.4	42.7
Environmental remediation (3)	52.6	53.1
Postretirement benefit costs (4)	172.0	187.8
Deferred bond refinancing costs (5)	6.6	7.2
Competitive rate adjustment (2)	2.4	2.8
Other	11.0	8.0
Total regulatory assets	345.1	371.7
Less: Current portion	39.7	52.1
Long-term regulatory assets	$305.4	$319.6
Regulatory liabilities:
Regulatory tax liability	$4.3	$5.1
Cost-recovery clauses	36.6	23.5
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (6)	573.7	591.5
Other	0.7	1.9
Total regulatory liabilities	671.4	678.1
Less: Current portion	65.7	54.7
Long-term regulatory liabilities	$605.7	$623.4
(1)

The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.

(2)

These assets are related to FPSC clauses and riders. They are recovered through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year. In the case of the regulatory asset related to derivative liabilities, recovery occurs in the year following the settlement of the derivative position.

(3)

This asset is related to costs associated with environmental remediation primarily at manufactured gas plant sites. The balance is included in rate base, partially offsetting the related liability, and earns a rate of return as permitted by the FPSC. The timing of recovery is impacted by the timing of the expenditures related to remediation.

(4)

This asset is related to the deferred costs of postretirement benefits. It is included in rate base and earns a rate of return as permitted by the FPSC. It is amortized over the remaining service life of plan participants.

(5)

This asset represents the past costs associated with refinancing debt. It does not earn a return but rather is included in capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be amortized over the term of the related debt instruments.

(6)	This item represents the non-ARO cost of removal in the accumulated reserve for depreciation.

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

The IRS concluded its examination of TECO Energy’s 2013 consolidated federal income tax return in January 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2014 and 2015 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the results of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2015. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Sept. 30, 2015 and 2014, respectively, was $3.3 million and $3.6 million for pension benefits, and $1.4 million and $2.6 million for other postretirement benefits. TEC’s portion of the net pension expense for the nine months ended Sept. 30, 2015 and 2014, respectively, was $10.1 million and $11.3 million for pension benefits, and $4.3 million and $7.8 million for other postretirement benefits.

For the fiscal 2015 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.256%.  For the Jan. 1, 2015 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.206%. Additionally, TECO Energy made contributions of $55.0 million and $47.5 million to its pension plan in the nine months ended Sept. 30, 2015 and 2014, respectively. TEC’s portion of the contributions was $43.9 million and $38.2 million, respectively. In addition, in October 2015, TECO Energy made a contribution of $43.4 million to the SERP’s trust in order to fully fund its SERP obligation following the signing of the Merger Agreement with Emera. The execution of the Merger Agreement constituted a potential change in control under the trust; therefore, TECO Energy is required to maintain such funding as of the end of each calendar year, including 2015. The fully funded amount is equal to the aggregate present value of all benefits then in pay status under the SERP plus all benefits that would become payable under the SERP to current participants. TEC’s portion of the SERP contribution was $14.9 million.

Included in the benefit expenses discussed above, for the three and nine months ended Sept. 30, 2015, TEC reclassified $2.3 million and $7.0 million, respectively, of prior service benefit and actuarial losses from regulatory assets to net income, compared with $2.6 million and $7.8 million for the three and nine months ended Sept. 30, 2014, respectively.

6. Short-Term Debt

At Sept. 30, 2015 and Dec. 31, 2014, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2015			Dec. 31, 2014
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$12.0	$0.6
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	46.0	0.0
Total	$475.0	$0.0	$0.5	$475.0	$58.0	$0.6
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.

At Sept. 30, 2015, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2014 was 0.7%. There were no outstanding borrowings at Sept. 30, 2015.

Tampa Electric Company Accounts Receivable Facility

On Mar. 24, 2015, TEC and TRC amended and restated their $150 million accounts receivable collateralized borrowing facility in order to (i) appoint The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (BTMU), as Program Agent, replacing the previous Program Agent, Citibank, N.A., (ii) add new lenders, and (iii) extend the scheduled termination date from Apr. 14, 2015 to Mar. 23, 2018, by entering into (a) an Amended and Restated Purchase and Contribution Agreement dated as of Mar. 24, 2015 between TEC and TRC and (b) a Loan and Servicing Agreement dated as of Mar. 24, 2015, among TEC as Servicer, TRC as Borrower, certain lenders named therein and BTMU, as Program Agent (the Loan Agreement). Under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding in the case of default. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of Sept. 30, 2015, TEC and TRC were in compliance with the requirements of the agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2015, TEC’s total long-term debt had a carrying amount of $2,263.2 million and an estimated fair market value of $2,466.3 million. At Dec. 31, 2014, TEC’s total long-term debt had a carrying amount of $2,097.1 million and an estimated fair market value of $2,372.2 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments (see Note 11 for information regarding the fair value hierarchy).

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

Tampa Electric Legal Proceedings

A thirty-six year old man died from mesothelioma in March 2014. His estate and his family sued Tampa Electric as a result. The man allegedly suffered exposure to asbestos dust brought home by his father and grandfather, both of whom had been employed as insulators and worked at various job sites throughout the Tampa area. Plaintiff’s case against Tampa Electric and fourteen other defendants had alleged, among other things, negligence, strict liability, household exposure, loss of consortium, and wrongful death. On Aug. 6, 2015, Tampa Electric agreed to a settlement which resolved the case in its entirety.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently expected in 2016.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Sept. 30, 2015 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2015	2016-2019	2019	Total	at Sept. 30, 2015
TEC (2)	$0.0	$0.0	$0.5	$0.5	$0.1

(1) These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2019.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation under these agreements at Sept. 30, 2015. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2015, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa	Peoples		Tampa Electric
Three months ended Sept. 30,	Electric	Gas	Eliminations	Company
2015
Revenues - external	$560.1	$88.1	$0.0	$648.2
Intracompany sales	0.1	2.0	(2.1)	0.0
Total revenues	560.2	90.1	(2.1)	648.2
Depreciation and amortization	64.6	14.4	0.0	79.0
Total interest charges	24.1	3.7	0.0	27.8
Provision for income taxes	50.0	3.5	0.0	53.5
Net income	82.1	6.2	0.0	88.3
2014
Revenues - external	$581.6	$86.9	$0.0	$668.5
Intracompany sales	0.2	0.0	(0.2)	0.0
Total revenues	581.8	86.9	(0.2)	668.5
Depreciation and amortization	61.8	13.6	0.0	75.4
Total interest charges	23.8	3.5	0.0	27.3
Provision for income taxes	48.5	3.0	0.0	51.5
Net income	$79.7	$4.8	$0.0	$84.5
Nine months ended Sept. 30,
2015
Revenues - external	$1,542.9	$302.0	$0.0	$1,844.9
Intracompany sales	0.3	4.5	(4.8)	0.0
Total revenues	1,543.2	306.5	(4.8)	1,844.9
Depreciation and amortization	191.5	42.3	0.0	233.8
Total interest charges	71.2	10.8	0.0	82.0
Provision for income taxes	116.3	17.5	0.0	133.8
Net income	$198.0	$28.4	$0.0	$226.4
2014
Revenues - external	$1,547.3	$300.0	$0.0	$1,847.3
Intracompany sales	0.4	0.6	(1.0)	0.0
Total revenues	1,547.7	300.6	(1.0)	1,847.3
Depreciation and amortization	185.6	40.3	0.0	225.9
Total interest charges	69.1	10.3	0.0	79.4
Provision for income taxes	112.2	17.0	0.0	129.2
Net income	$187.1	$26.9	$0.0	$214.0
Total assets at Sept. 30, 2015	$6,469.5	$1,065.6	$(2.6)	$7,532.5
Total assets at Dec. 31, 2014	6,234.4	1,047.0	(7.1)	7,274.3

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of Sept. 30, 2015, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at Sept. 30, 2015 and Dec. 31, 2014 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.0 as of Sept. 30, 2015 and Dec. 31, 2014, and derivative liabilities totaled $26.6 million and $42.7 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Sept. 30, 2015 and Dec. 31, 2014 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Sept. 30, 2015, net pretax losses of $23.9 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Sept. 30, 2015 and Dec. 31, 2014 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sept. 30, 2015 and 2014, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and nine months ended Sept. 30, 2015 and 2014 is presented in Note 12. Gains and losses were the result of interest rate contracts and the reclassifications to income were reflected in Interest expense.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Sept.30, 2017 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of Sept. 30, 2015, are expected to settle during the 2015, 2016 and 2017 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2015	0.0	8.6
2016	0.0	27.1
2017	0.0	4.2
Total	0.0	39.9

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

Recurring Derivative Fair Value Measures
	As of Sept. 30, 2015
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$26.6	$0.0	$26.6

	As of Dec. 31, 2014
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$42.7	$0.0	$42.7

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

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2015
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income	0.3	(0.1)	0.2	1.0	(0.5)	0.5
Gain on cash flow hedges	0.3	(0.1)	0.2	5.3	(2.0)	3.3
Total other comprehensive income	$0.3	$(0.1)	$0.2	$5.3	$(2.0)	$3.3
2014
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.4	(0.1)	0.3	0.8	(0.3)	0.5
Gain on cash flow hedges	0.4	(0.1)	0.3	0.8	(0.3)	0.5
Total other comprehensive income	$0.4	$(0.1)	$0.3	$0.8	$(0.3)	$0.5

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2015	Dec. 31, 2014
Net unrealized losses from cash flow hedges (1)	$(3.8)	$(7.1)
Total accumulated other comprehensive loss	$(3.8)	$(7.1)
(1)	Net of tax benefit of $2.4 million and $4.5 million as of Sept. 30, 2015 and Dec. 31, 2014, respectively.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 157 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $10.7 million and $26.0 million of capacity pursuant to PPAs for the three and nine months ended Sept. 30, 2015, respectively, and $8.1 million and $20.9 million for the three and nine months ended Sept. 30, 2014, respectively.

TEC does not provide any material financial or other support to any of the VIEs it is involved with, nor is TEC under any obligation to absorb losses associated with these VIEs. In the normal course of business, TEC’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Mergers and Acquisitions

Pending Merger with Emera Inc.

On Sept. 4, 2015, TECO Energy and Emera entered into the Merger Agreement. Upon closing of the Merger, TECO Energy will become a wholly owned subsidiary of Emera.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which was unanimously approved and adopted by the board of directors of TECO Energy, at the effective time, Merger Sub will merge with and into TECO Energy with TECO Energy continuing as the surviving corporation.

Pursuant to the Merger Agreement, upon the closing of the Merger, which is expected to occur by mid-2016, each issued and outstanding share of TECO Energy common stock will be cancelled and converted automatically into the right to receive $27.55 in cash, without interest (Merger Consideration). This represents an aggregate purchase price of approximately $10.4 billion including assumption of approximately $3.9 billion of debt (of which TEC’s portion of debt was $2.3 billion).

The closing of the Merger is subject to certain conditions, including, among others, (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of all required regulatory approvals, including from the FERC, the NMPRC and the Committee on Foreign Investment in the United States, (iv) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (v) the absence of any material adverse effect with respect to TECO Energy and (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement.

TECO Energy is also subject to a “no shop” restriction that limits its ability to solicit alternative acquisition proposals or provide nonpublic information to, and engage in discussion with, third parties, except under limited circumstances to permit TECO Energy’s board of directors to comply with its fiduciary duties.

The Merger Agreement contains certain termination rights for both TECO Energy and Emera. Either party may terminate the Merger Agreement if (i) the closing of the Merger has not occurred by Sept. 30, 2016 (subject to a 6-month extension if required to obtain necessary regulatory approvals), (ii) a law or judgment preventing or prohibiting the closing of the Merger has become final, (iii) TECO Energy’s shareholders do not approve the Merger or (iv) TECO Energy’s board of directors changes its recommendation so that it is no longer in favor of the Merger. If either party terminates the Merger Agreement because TECO Energy’s board of directors changes its recommendation, TECO Energy must pay Emera a termination fee of $212.5 million. If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, Emera must pay TECO Energy a termination fee of $326.9 million.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other  information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could affect impact actual results include certain risks and uncertainties associated with the acquisition by Emera (the Merger), including, without limitation:  the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close;  the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger; the failure by Emera to obtain the financing necessary to complete the Merger; risks related to disruption of management’s attention from the company’s ongoing business operations due to the Merger; the outcome of any legal proceeding, regulatory proceeding, or enforcement matter that has been or may be instituted against the company, the company’s board of directors, and others relating to the Merger; the risk that the pendency of the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the Merger; the effect of the Merger on the company’s relationships with its customers, operating results, and business; the amount of the costs, fees, expenses, and charges related to the Merger; the receipt of an unsolicited offer from another party to acquire assets or capital stock of TECO Energy that could interfere with the Merger; and future regulatory or legislative actions that could adversely affect the company’s participation in the Merger.  Other factors that could impact actual results include: regulatory actions by federal, state or local authorities; the ability to successfully implement the integration plans for NMGC and generate the financial results to make the acquisition accretive; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures.  Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2014, and in Item 1A, Risk Factors of Part II of the Quarterly Report on Form 10-Q for the period ended Sept. 30, 2015.

Earnings Summary – Unaudited
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(millions) Except per-share amounts	2015	2014	2015	2014
Consolidated revenues	$693.8	$687.2	$2,067.4	$1,870.9
Net income from continuing operations	64.9	73.0	190.2	179.0
Loss on discontinued operations, net	(11.7)	(61.9)	(67.2)	(59.4)
Net income	53.2	11.1	123.0	119.6
Average common shares outstanding
Basic	233.2	227.8	233.0	220.3
Diluted	234.7	228.3	234.4	220.8
Earnings per share – basic
Continuing operations	$0.28	$0.32	$0.81	$0.81
Discontinued operations	(0.05)	(0.28)	(0.28)	(0.27)
Earnings per share - basic	$0.23	$0.04	$0.53	$0.54
Earnings per share – diluted
Continuing operations	$0.28	$0.32	$0.81	$0.81
Discontinued operations	(0.05)	(0.28)	(0.28)	(0.27)
Earnings per share - diluted	$0.23	$0.04	$0.53	$0.54

Operating Results

Three Months Ended Sept. 30, 2015

Third-quarter 2015 net income was $53.2 million, or $0.23 per share, compared with $11.1 million, or $0.04 per share, in the third quarter of 2014.  Net income from continuing operations was $64.9 million, or $0.28 per share, in the 2015 third quarter, compared with $73.0 million, or $0.32 per share, for the same period in 2014. Third quarter 2015 results included $0.2 million of NMGC integration costs and $12.2 million of costs related to the pending acquisition of TECO Energy by Emera, compared with $0.9 million of NMGC integration and acquisition-related costs (see Note 16 to the TECO Energy Consolidated Financial Statements). The third quarter loss in discontinued operations of $11.7 million and $61.9 million in 2015 and 2014, respectively, reflects the operating results and charges associated with TECO Coal, which was sold on Sept. 21, 2015 (see Note 15 to the TECO Energy Consolidated Financial Statements).

Nine Months Ended Sept. 30, 2015

Year-to-date net income was $123.0 million, or $0.53 per share, compared with net income of $119.6 million, or $0.54 per share in the 2014 period.  Net income from continuing operations was $190.2 million or $0.81 per share, compared with $179.0 million or $0.81 per share in the 2014 period. Year-to-date 2015 results included $1.2 million of NMGC integration costs and $12.2 million of costs related to the pending acquisition of TECO Energy by Emera, compared with $5.7 million of NMGC integration and acquisition-related costs. The year-to-date losses from discontinued operations were $67.2 million and $59.4 million in 2015 and 2014, respectively.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the third quarter of 2015 was $82.1 million, compared with $79.7 million for the same period in 2014.  Results for the quarter reflected a 1.8% higher average number of customers partially offset by slightly lower energy sales primarily due to rainy summer weather. Results reflected operations and maintenance expense virtually unchanged from 2014 and higher depreciation expense. Third-quarter net income in 2015 included $4.6 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $2.9 million in the 2014 quarter.

Total degree days in Tampa Electric's service area in the third quarter of 2015 were 1% above normal,  and 2% above the 2014 period. Rainfall, which reduces energy sales, in the Tampa area in the third quarter was 60% above normal. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, decreased 0.3% in the third quarter of 2015, compared with the same period in 2014. In the 2015 period, pretax base revenues were more than $1 million higher than in 2014, driven by customer growth and almost $2 million of higher pretax base revenue from the $7.5 million of higher base rates effective Nov. 1, 2014, as a result of the 2013 rate case settlement, partially offset by lower energy sales.  (The quarterly energy sales shown on the following table reflect the energy sales based on the timing of billing cycles, which can vary period to period.) Retail energy sales to residential and commercial customers decreased primarily from rainy weather partially offset by customer growth.  Sales to non-phosphate industrial customers increased due to the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was essentially unchanged from the 2014 quarter, reflecting $5.1 million of higher costs to safely and reliably operate and maintain the generating, transmission and distribution systems, offset by lower employee-related costs, primarily due to the timing of short-term incentive accruals for all employees in 2015 compared to 2014.   Depreciation and amortization expense increased $1.7 million in 2015, as a result of normal additions to facilities to reliably serve customers.

Year-to-date net income was $198.0 million, compared with $187.1 million in the 2014 period, driven by 1.8% higher average number of customers, higher energy sales from customer growth, more favorable weather and a stronger economy, partially offset by higher operations and maintenance and depreciation expenses. Year-to-date net income in 2015 included $12.1 million of AFUDC-equity, compared with $7.3 million in the 2014 period.
Year-to-date total degree days in Tampa Electric's service area were 7% above normal and 10% above the prior year-to-date period.  Pretax base revenue was almost $22 million higher than in 2014, including approximately $5 million of higher pretax base revenue as a result of the Nov.1, 2014, base rate increase. In the 2015 year-to-date period, total net energy for load was 2.5% higher than the same period in 2014. Higher energy sales were driven by hotter than normal 2015 spring weather, and winter weather that was colder than in 2014.

Operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, increased $4.7 million in the 2015 year-to-date period reflecting approximately $8.0 million of higher costs to safely and reliably serve customers partially offset by lower employee-related expenses. Compared to the 2014 year-to-date period, depreciation and amortization expense increased $3.6 million, reflecting additions to facilities to serve customers.  Interest expense increased $1.3 million due to higher long-term debt balances.

A summary of Tampa Electric’s regulated operating statistics for the three and nine months ended Sept. 30, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended Sept. 30,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$311.8	$320.6	(2.8)	2,728.8	2,779.4	(1.8)
Commercial	167.1	170.3	(1.9)	1,753.6	1,773.2	(1.1)
Industrial – Phosphate	11.0	14.0	(21.4)	130.8	172.0	(23.9)
Industrial – Other	27.7	27.8	(0.4)	313.7	310.8	0.9
Other sales of electricity	46.2	48.3	(4.4)	473.8	493.8	(4.1)
Deferred and other revenues (1)	(18.2)	(14.6)	(24.7)
Total energy sales	$545.6	$566.4	(3.7)	5,400.7	5,529.2	(2.3)
Sales for resale	0.2	1.6	(87.5)	5.0	38.5	(87.0)
Other operating revenue	14.4	13.7	5.0
Total revenues	$560.2	$581.7	(3.7)	5,405.7	5,567.7	(2.9)
Average customers (thousands)	720.1	707.1	1.8
Retail net energy for load (kilowatt hours)				5,700.1	5,718.5	(0.3)

Nine months ended Sept. 30,
By Customer Type
Residential	$792.6	$777.6	1.9	6,898.8	6,691.5	3.1
Commercial	454.9	455.3	(0.1)	4,713.6	4,653.3	1.3
Industrial – Phosphate	38.3	47.3	(19.1)	471.8	583.8	(19.2)
Industrial – Other	80.3	78.7	2.1	912.6	876.1	4.2
Other sales of electricity	131.7	136.5	(3.5)	1,329.9	1,374.7	(3.3)
Deferred and other revenues (1)	(1.4)	(1.3)	(8.0)
Total energy sales	1,496.4	1,494.1	0.2	14,326.7	14,179.4	1.0
Sales for resale	3.0	9.7	(68.4)	89.7	171.2	(47.6)
Other operating revenue	43.8	43.9	(0.3)
Total revenues	$1,543.2	$1,547.7	(0.3)	14,416.4	14,350.6	0.5
Average customers (thousands)	717.3	704.9	1.8
Retail output to line (kilowatt hours)				15,345.0	14,972.5	2.5

(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $6.2 million for the third quarter, compared with $4.8 million in the 2014 quarter. Average customer growth was 2.0% in the quarter, and therm sales to retail customers increased as a result of customer growth and a stronger economy.  Third-quarter results in 2015 reflected non-fuel operations and maintenance expense $1.0 million lower than in the 2014 period, driven by lower employee-related costs, primarily due to the timing of short-term incentive accruals for all employees in 2015 compared to 2014. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers.  Sales to power-generation customers and off-system sales increased due to coal-to-gas switching by customers and new gas-fired generation in the state.

PGS reported net income of $28.4 million for the year-to-date period, compared with $26.9 million in the 2014 year-to-date period. Results reflect a 2.1% higher average number of customers, lower therm sales to residential customers due to warmer than normal spring weather, and increased commercial therm sales due to strong economic conditions in Florida. Sales to power generation customers and off-system sales increased due to the same reasons as in the third quarter.  Non-fuel operations and maintenance expense decreased $0.5 million compared to the 2014 period, driven by lower general operating costs.  Operations and maintenance expense in 2014 reflected a first-quarter recovery of $1.6 million of costs incurred in connection with a 2010 outage incident.

A summary of PGS’s regulated operating statistics for the three and nine months ended Sept. 30, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Sept. 30,	2015	2014	% Change	2015	2014	% Change
By Customer Type
Residential	$26.8	$26.2	2.3	10.9	10.7	2.8
Commercial	30.8	30.5	0.9	106.0	101.4	4.5
Industrial	3.3	3.0	11.8	68.8	65.1	5.7
Off system sales	13.5	13.0	4.0	43.0	29.9	43.8
Power generation	1.7	2.0	(14.4)	192.2	189.8	1.3
Other revenues	11.2	10.2	9.9
Total	$87.3	$84.9	2.9	420.9	396.9	6.1
By Sales Type
System supply	$48.5	$48.3	0.5	60.1	47.3	26.9
Transportation	27.6	26.4	4.6	360.8	349.6	3.2
Other revenues	11.2	10.2	9.9
Total	$87.3	$84.9	2.9	420.9	396.9	6.1
Average customers (thousands)	361.0	353.9	2.0

Nine months ended Sept. 30,
By Customer Type
Residential	$104.1	$106.6	(2.3)	57.9	59.2	(2.2)
Commercial	104.9	104.8	0.1	354.1	343.3	3.1
Industrial	9.8	9.9	(1.2)	215.1	201.9	6.5
Off system sales	35.7	30.8	15.8	112.7	63.8	76.8
Power generation	5.6	5.6	0.4	567.6	494.2	14.9
Other revenues	38.4	36.7	4.6
Total	$298.5	$294.4	1.4	1,307.4	1,162.4	12.5
By Sales Type
System supply	$169.6	$170.0	(0.2)	192.0	145.4	32.1
Transportation	90.5	87.7	3.2	1,115.4	1,017.0	9.7
Other revenues	38.4	36.7	4.6
Total	$298.5	$294.4	1.4	1,307.4	1,162.4	12.5
Average customers (thousands)	360.6	353.2	2.1

New Mexico Gas Company

NMGC reported a third-quarter loss of $2.8 million, which was less than historical third-quarter loss patterns. Results reflected the benefit of 0.8% customer growth, and lower operating and maintenance expenses from acquisition synergies and a focus on cost control.  Results in 2014 reflected the loss in the first month of ownership, September, following the closing of the acquisition.

NMGC reported year-to-date 2015 net income of $11.0 million. Results reflected customer growth of 0.7%, much milder than normal winter weather in the first quarter, and degree days 6.7% below normal and 1.4% below 2014.  Operations and maintenance expense was lower than in the 2014 period from acquisition synergies and a focus on cost control. Results included $1.4 million of pretax rate credits to customers under the Certification of Stipulation approved by the NMPRC.

A summary of NMGC’s regulated operating statistics for the three and nine months ended Sept. 30, 2015 and 2014 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Sept. 30,	2015	2014 (1)	% Change	2015	2014 (1)	% Change
By Customer Type
Residential	$30.3	$35.1	(13.7)	22.5	24.3	(7.4)
Commercial	8.3	11.9	(30.5)	11.7	13.8	(15.7)
Industrial	0.2	0.4	(50.8)	0.4	0.6	(36.5)
On system transportation	3.1	3.0	1.8	70.0	65.0	7.7
Off system transportation	0.2	0.2	(5.8)	12.1	12.9	(5.8)
Other revenues	1.6	1.7	(3.8)
Total	$43.7	$52.3	(16.6)	116.7	116.6	0.0
By Sales Type
System supply	$38.8	$47.4	(18.2)	34.6	38.8	(10.8)
Transportation	3.3	3.3	1.2	82.1	77.8	5.4
Other revenues	1.6	1.6	(3.8)
Total	$43.7	$52.3	(16.6)	116.7	116.6	0.0
Average customers (thousands)	514.5	510.3	0.8

Nine months ended Sept. 30,
By Customer Type
Residential	$156.0	$192.3	(18.9)	182.7	183.9	(0.7)
Commercial	41.8	59.3	(29.5)	69.5	75.4	(7.9)
Industrial	0.5	1.0	(50.7)	1.0	1.6	(35.7)
Off system sales	0.3	2.2	(85.8)	1.2	4.3	(71.8)
On system transportation	12.8	13.2	(2.7)	228.1	238.4	(4.3)
Off system transportation	0.7	0.7	(0.2)	34.7	35.0	(0.7)
Other revenues	4.6	4.8	(5.6)
Total	$216.7	$273.5	(20.8)	517.2	538.6	(4.0)
By Sales Type
System supply	$198.6	$254.8	(22.0)	254.4	265.2	(4.1)
Transportation	13.5	13.9	(2.6)	262.8	273.4	(3.9)
Other revenues	4.6	4.8	(5.6)
Total	$216.7	$273.5	(20.8)	517.2	538.6	(4.0)
Average customers (thousands)	515.7	512.2	0.7

(1)     The full period information presented for 2014 is for comparative purposes only, as TECO Energy’s ownership began on the acquisition date of Sept. 2, 2014.

Other (net)

The third quarter 2015 cost from continuing operations for Other – net of $20.6 million included $12.2 million of transaction costs related to the pending Emera acquisition and $0.2 million of costs associated with the integration of NMGC, compared with the cost of $10.6 million in 2014, which included $0.9 million of NMGC-related costs. Although third-quarter results in 2015 reflected $1.1 million of interest expense at NMGI, the parent company of NMGC, and $1.0 million of interest expense previously allocated to TECO Coal, this was more than offset by lower interest expense as a result of refinancing debt maturities in May.

The 2015 year-to-date cost from continuing operations for Other – net was $47.2 million, which included the third quarter transaction costs related to the pending Emera acquisition and $1.2 million of NMGC integration-related costs, compared with $34.1 million in 2014, which included $5.7 million of NMGC acquisition-related costs. Cost drivers in the 2015 year-to-date period included $3.3 million of interest at NMGI, $3.0 million of interest previously allocated to TECO Coal that was offset by lower interest expense, and a $2.6 million tax expense related to long-term incentive compensation shares that vested below target levels.

The segment data in Note 11 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion above nets the two segments.

Discontinued Operations – TECO Coal

On Sept. 21, 2015, TECO Diversified, a wholly owned subsidiary of TECO Energy, entered into an SPA for the sale of TECO Coal to Cambrian Coal Corporation. The SPA did not provide for an up-front purchase payment, but provides for contingent payments of up to $60 million that may be paid between 2015 and 2019 depending on specified coal benchmark prices. TECO Energy retains certain personnel related liabilities, but all other TECO Coal liabilities were transferred in the transaction. The retained liabilities included pension liability, which was fully funded at June 30, 2015, and severance agreements, which were accrued at June 30, 2015. The SPA called for a simultaneous signing and closing, which occurred on Sept. 21, 2015.

As a result of the agreement to sell TECO Coal, those operations were classified as discontinued operations effective in the third quarter of 2014 (see Note 15 to the TECO Energy Consolidated Financial Statements).

The third quarter 2015 loss of $11.7 million recorded in discontinued operations reflects TECO Coal’s operating results prior to its sale and a previously disclosed $7.7 million charge related to black lung liabilities.

The year-to-date loss of $67.2 million in discontinued operations reflects TECO Coal’s operating loss, net impairment charges of $50.8 million recorded in the second quarter and the third-quarter black-lung related charge.

2015 Guidance from Continuing Operations

TECO Energy continues to expect to deliver consolidated non-GAAP earnings-per-share from continuing operations in a range between $1.08 and $1.11 in 2015.  TECO Energy expects earnings in 2015 to be driven by the factors discussed when guidance was initially provided in early 2015.

Preliminary 2016 Business Drivers

Results in 2016 are expected to be driven by customer growth trends for all three utilities at or above the trends experienced in 2015.  Tampa Electric and PGS are expected to continue to earn toward the upper end of their allowed Return on Equity ranges of 9.25% to 11.25% and 9.75% to 11.75%, respectively. Depreciation expense at all three utilities is expected to increase from normal additions to facilities to safely and reliably serve customers.  Tampa Electric expects higher AFUDC-equity earnings from the growing investment in the Polk Power Station conversion project.

Income Taxes

The provisions for income taxes from continuing operations for the nine month periods ended Sept. 30, 2015 and 2014 were $122.1 million and $98.0 million, respectively. The provision for income taxes for the nine months ended Sept. 30, 2015 was impacted by higher operating income.

Pending Acquisition by Emera

On Sept. 4, 2015, TECO Energy, Emera and Merger Sub entered into the Merger Agreement. The following description of the Merger Agreement is not a complete description thereof and is qualified in its entirety by reference to the full text of the Merger Agreement.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which was unanimously approved and adopted by the board of directors of TECO Energy, at the effective time, Merger Sub will merge with and into TECO Energy with TECO Energy continuing as the surviving corporation.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of TECO Energy common stock will be cancelled and converted automatically into the right to receive $27.55 in cash, without interest.

Upon the closing of the Merger, each outstanding option to purchase shares of TECO Energy common stock under TECO Energy’s stock plans, whether vested or unvested, will be cancelled and converted into the right to receive a lump-sum cash payment equal to the product of the excess, if any, of (i) $27.55, without interest, over (ii) the per-share exercise price of such option, multiplied by the total number of shares of TECO Energy common stock underlying such option. Upon the closing of the Merger, each outstanding restricted share of, or restricted share unit with respect to, TECO Energy common stock will vest (with any performance goals deemed achieved at the maximum level) and will be cancelled and converted automatically into the right to receive a lump-sum cash payment equal to $27.55, without interest. Each such payment will be made upon the closing, except that the post-closing portion of each such payment with respect to each restricted share unit granted to employees after Sept. 4, 2015 will be made as promptly as practicable following the vesting date applicable to such unit.

The closing of the Merger is subject to certain conditions, including, among others, (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of all required regulatory approvals, including from the FERC, the NMPRC and the

Committee on Foreign Investment in the United States, (iv) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (v) the absence of any material adverse effect with respect to TECO Energy and (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement.

The Merger Agreement contains certain termination rights for both TECO Energy and Emera. Either party may terminate the Merger Agreement if (i) the closing of the Merger has not occurred by Sept. 30, 2016 (subject to a 6-month extension if required to obtain necessary regulatory approvals), (ii) a law or judgment preventing or prohibiting the closing of the Merger has become final, (iii) TECO Energy’s shareholders do not approve the Merger or (iv) TECO Energy’s board of directors changes its recommendation so that it is no longer in favor of the Merger. If either party terminates the Merger Agreement because TECO Energy’s board of directors changes its recommendation, TECO Energy must pay Emera a termination fee of $212.5 million. If the Merger Agreement is terminated under certain other circumstances, including the failure to obtain required regulatory approvals, Emera must pay TECO Energy a termination fee of $326.9 million.

Liquidity and Capital Resources

The table below sets forth the Sept. 30, 2015 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities	$900.0	$475.0	$125.0	$300.0
Drawn amounts/LCs	130.2	0.5	11.7	118.0
Available credit facilities	769.8	474.5	113.3	182.0
Cash and short-term investments	55.4	33.2	2.7	19.5
Total liquidity	$825.2	$507.7	$116.0	$201.5

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

Significant Financial Covenants

(millions, unless otherwise indicated)
			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at Sept. 30, 2015
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	46.8%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	46.8%
6.25% senior notes	Debt/capital Limit on liens (3)	Cannot exceed 60% Cannot exceed $700	46.8% $0 liens outstanding
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	29.8%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	29.8%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	47.5%
TECO Energy/TECO Finance
Credit facility (2)	Debt/capital	Cannot exceed 65%	61.2%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.

Credit Ratings of Senior Unsecured Debt at Sept. 30, 2015

	Standard & Poor’s (S&P)	Moody’s	Fitch
Tampa Electric Company	BBB+	A2	A-
New Mexico Gas Company	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa1	BBB

On Oct. 27, 2014, S&P placed the issuer credit rating of TECO Energy and the senior unsecured debt rating of its subsidiaries, TECO Finance, TEC and NMGC on credit watch with positive implications, following the announcement of the agreement to sell TECO Coal. On July 6, 2015, S&P removed the TECO Energy issuer credit rating from credit watch positive and affirmed all credit ratings after the expiration of the letter agreement to sell TECO Coal.  S&P also described the outlook as positive on Tampa Electric, NMGC, and TECO Energy. On July 17, 2015, S&P revised the outlook for TECO Energy and its subsidiaries from positive to developing and affirmed all credit ratings in response to TECO Energy’s confirmation that it was exploring strategic alternatives.  On Sept. 8, 2015, S&P affirmed the issuer credit rating of TECO Energy and the senior unsecured debt rating of its subsidiaries, TECO Finance, TEC and NMGC and revised the outlook to negative from developing, following the announcement of the pending Merger with Emera.

On Sept. 8, 2015, Moody’s Investors Service, Inc. announced that the pending Merger with Emera had no immediate impact on the senior unsecured debt ratings of TECO Energy and subsidiaries.

On Sept. 8, 2015, Fitch Ratings affirmed the issuer default ratings of TECO Energy and the senior unsecured debt rating of its subsidiaries, TECO Finance and TEC, following the announcement of the pending Merger with Emera. On Oct. 9, 2015, Fitch Ratings affirmed the issuer default ratings of TECO Energy at BBB and TEC at BBB+ and affirmed the senior unsecured debt rating of its subsidiaries, TECO Finance and TEC. Fitch Ratings also described the ratings outlook as "Stable".

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

The U.S. EPA published a new CCR rule in the Federal Register on Apr. 17, 2015 setting federal standards for companies that dispose of CCRs in onsite landfills and impoundments. The rule went into effect on Oct. 19, 2015 and contains design and operating standards for CCR management units. Tampa Electric is currently evaluating various options for demonstrating compliance with the rule.  The initial assessment is that activities in 2015 and 2016 will consist primarily of monitoring and testing of the two existing CCR impoundments that are affected by this rule.  Potential capital expenditures that may be required to comply with this rule are not expected to be significant.  Under current Florida regulation, compliance related expenditures and capital investments related to complying with this new rule would be recoverable under the state’s Environmental Cost Recovery Clause. This rule is likely to face continued legal challenges by the utility industry and environmental groups, and legislation is required to fix certain portions of the rule.  At this time, the ultimate outcome of any litigation or legislation is uncertain and it is not possible to predict the ultimate impact on Tampa Electric at this time.

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

After the completion of a study into wastewater discharges by the electric utility industry in 2009, the EPA announced its intent to revise the existing steam electric effluent limit guidelines (ELGs) that place technology-based limits on wastewater discharges. A pre-publication copy of the final rule was released on Sept. 30, 2015.  The ELGs establish limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing CCRs, gasification processes, and flue gas mercury controls. For FGD wastewater, EPA imposed limits for arsenic, mercury, selenium, and nitrate/nitrite which will require the addition of biological treatment at Big Bend Station.  Both fly ash and bottom ash transport water have been designated as zero discharge wastewaters, with the exception of use as make-up water in FGD scrubber.  Transport water used as make-up will be subject to FGD wastewater limits at the point of discharge.  New limits for gasification processes will likely require additional treatment at Polk Power Station. Cost estimates are being developed based on an evaluation of treatment technologies required to meet the pollutant limits. The new guidelines are expected to be incorporated into NPDES permit renewals to achieve compliance as soon as possible after Nov. 1, 2018, but no later than Dec. 31, 2023.

On Sept. 30, in response to a court order, the U.S. EPA published a final rule revising the ground level ozone standard to 70 parts per billion from the previous level of 75 parts per billion.  Compliance with the new standard will be the responsibility of individual states, which will provide flexibility in meeting the standards depending on the severity of each state’s ozone levels.  States will be required to be in compliance between 2020 and 2037.  Until Florida develops a compliance plan it is not possible to estimate the impact of this new standard on the operations of Tampa Electric or to estimate the cost of compliance.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 20% from Dec. 31, 2014 to Sept. 30, 2015. For natural gas, the company maintained a similar volume hedged as of Sept. 30, 2015 from Dec. 31, 2014.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine month period ended Sept. 30, 2015:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2014	$(42.7)
Additions and net changes in unrealized fair value of derivatives	(16.3)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	32.6
Net fair value of derivatives as of Sept. 30, 2015	$(26.4)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2014	$(42.7)
Change in fair value of derivative net asset (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	(17.2)
Recorded in earnings	0.0
Realized net settlement of derivatives	32.6
Net option premium payments	0.9
Net fair value of derivatives as of Sept. 30, 2015	$(26.4)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sept. 30, 2015:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	(23.7)	(2.7)	(26.4)
Model prices (2)	0.0	0.0	0.0
Total	$(23.7)	$(2.7)	$(26.4)
(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

Item 1A.    RISK FACTORS

TECO Energy updated the risk factors in its 2014 Annual Report on Form 10-K as described below.

Risks Associated with the Acquisition by Emera

TECO Energy and its subsidiaries will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect TECO Energy’s financial results.

Uncertainty about the effect of the Merger on employees or vendors and others may have an adverse effect on TECO Energy. Although TECO Energy intends to take steps designed to reduce any adverse effects, these uncertainties may impair TECO Energy’s and its subsidiaries’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause vendors and others that deal with TECO Energy to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite TECO Energy’s retention and recruiting efforts, key employees depart or fail to accept employment with TECO Energy or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with the combined company, TECO Energy’s business operations and financial results could be adversely affected.

TECO Energy expects that matters relating to the Merger and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could affect TECO Energy’s financial results.

In addition, the Merger Agreement restricts TECO Energy and its subsidiaries, without Emera’s prior written consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain material acquisitions and dispositions of assets or businesses; (ii) making any capital expenditures in excess of specified amounts; (iii) incurring indebtedness, subject to certain exceptions; (iv) issuing equity or equity equivalents; and (v) paying quarterly cash dividends in excess of levels agreed upon in the Merger Agreement. These restrictions may prevent TECO Energy from pursuing otherwise attractive business opportunities and making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

Pending or potential future litigation against TECO Energy and its directors challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.

Subsequent to the Merger announcement, purported shareholders of TECO Energy filed numerous complaints styled as class action lawsuits in the Circuit Court for the 13th Judicial Circuit, in and for Hillsborough County, Florida.  The complaints allege that the Board breached its fiduciary duties in agreeing to the Merger Agreement and seeks to enjoin the Merger. In addition, each complaint also alleges that some combination of TECO Energy, Emera and Merger Sub aided and abetted such alleged breaches.

The outcome of the lawsuits cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. The company believes that the claims asserted in the lawsuits are without merit.

Failure to complete the Merger could negatively impact the market price of TECO Energy’s common stock.

There can be no assurance that the Merger will occur. Failure to complete the Merger may negatively impact the future trading price of TECO Energy’s common stock. If the Merger is not completed, the market price of TECO Energy’s common stock may decline to the extent that the current market price of TECO Energy’s stock reflects a market assumption that there is a high probability that the Merger will be completed.

Additionally, if the Merger is not completed, TECO Energy will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity, litigation against TECO Energy or its directors and officers, and a negative impression of TECO Energy in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on TECO Energy’s financial condition, results of operations and its stock price.

TECO Energy and Emera may be unable to obtain the required shareholder, governmental, regulatory, and other approvals required to complete the Merger.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period (iii) receipt of all required regulatory approvals, including from FERC, the NMPRC, and the Committee on Foreign Investment in the United States; (iv) the absence of any law or judgement that prevents, makes illegal or prohibits the closing of the Merger; (v) the absence of any material adverse effect with respect to TECO Energy; (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement; and (vii) other customary closing conditions. The shareholder, governmental, regulatory, and other approvals required to consummate the Merger may not be obtained at all, or may not be obtained on the proposed terms and schedules as contemplated by the parties.  Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the outside date specified in the Merger Agreement, Emera will not be obligated to consummate the Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, TECO Energy could incur significant transaction costs that could materially impact its financial performance and results of operations.

TECO Energy will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing, and other costs relating to the Merger. The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, TECO Energy will be required to pay Emera a termination fee of $212.5 million. Any fees due as a result of termination could have a material adverse effect on our results of operations, financial condition, and cash flows.

General Risks

National and local economic conditions can have a significant impact on the results of operations, net income and cash flows at TECO Energy and its subsidiaries.

The business of TECO Energy is concentrated in Florida and New Mexico. While economic conditions in Florida and New Mexico have shown indications of improvement, if they do not continue to improve or if they should worsen, retail customer growth rates may stagnate or decline, and customers’ energy usage may further decline, adversely affecting TECO Energy’s results of operations, net income and cash flows.

Developments in technology could reduce demand for electricity and gas.

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, energy efficiency and more energy efficient appliances and equipment. Advances in these, or other technologies, could reduce the cost of producing electricity or transporting gas, or otherwise make the existing generating facilities of Tampa Electric uneconomic. In addition, advances in such technologies could reduce demand for electricity or natural gas, which could negatively impact the results of operations, net income and cash flows of TECO Energy.

TECO Energy’s businesses are sensitive to variations in weather and the effects of extreme weather, and have seasonal variations.

TECO Energy’s businesses are affected by variations in general weather conditions and unusually severe weather. Energy sales by its electric and gas utilities are particularly sensitive to variations in weather conditions. Those companies forecast energy sales on the basis of normal weather, which represents a long-term historical average. If climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

PGS and NMGC, which typically have short but significant winter peak periods that are dependent on cold weather, are more weather-sensitive than Tampa Electric, which has both summer and winter peak periods. NMGC typically earns all of its net income in the first and fourth quarters, due to winter weather. Mild winter weather could negatively impact results at TECO Energy.

TECO Energy’s electric and gas utilities are highly regulated; changes in regulation or the regulatory environment could reduce revenues or increase costs or competition.

TECO Energy’s electric and gas utilities operate in highly regulated industries. Their retail operations, including the prices charged, are regulated by the FPSC in Florida and the NMPRC in New Mexico, and Tampa Electric’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse effect on TECO Energy’s utilities’ financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure.

If Tampa Electric or PGS consistently earn returns on equity above their respective allowed ranges over an extended period of time, indicating an overearnings trend, those earnings could be subject to review by the FPSC. Ultimately, prolonged overearnings could result in credits or refunds to customers, which could reduce earnings and cash flow.

Various factors relating to the integration of NMGC could adversely affect TECO Energy’s business and operations.

Based on the completion of the permanent financing for the NMGC acquisition in 2014, TECO Energy expects NMGC to be accretive to earnings for the full-year 2015 period. However, the anticipated accretion to earnings from NMGC during this integration period was based on estimates of synergies from the transaction and growth in the New Mexico economy, which are dependent on local and global economic conditions, normal weather and other factors, which may materially change, including:

•	TECO Energy estimate of NMGC’s expected operating performance after the completion of the transaction may vary significantly from actual results;

•

Over time, TECO Energy will be making significant capital investments to convert several

NMGC computer systems to the systems that TECO Energy uses in Florida. These conversions may not be accomplished on time or on budget, which would increase costs for NMGC. In addition, the time required to convert these systems will cause NMGC to operate the existing systems past the end of their normal lives, which could reduce reliability.

•	The potential loss of key employees of TECO Energy or NMGC who may be uncertain about their future roles in the TECO Energy/NMGC organization.

Negative impacts from these factors could have an adverse effect on TECO Energy’s business, financial condition, results of operations or stock price. TECO Energy identified some, but not all, of the actions necessary to achieve its anticipated synergies. Accordingly, the synergies expected from the acquisition of NMGC may not be achievable in its anticipated amount or timeframe or at all.

Changes in the environmental laws and regulations affecting its businesses could increase TECO Energy’s costs or curtail its activities.

TECO Energy’s businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on TECO Energy, requiring cost-recovery proceedings and/or requiring it to curtail some of its businesses’ activities.

Regulations on the disposal and/or storage of CCRs could add to Tampa Electric’s operating costs.

The U.S. EPA published a new CCR rule in the U.S. Federal Register on Apr. 17, 2015, setting federal standards for companies that dispose of CCRs in onsite landfills and impoundments. The rule went into effect on Oct. 19, 2015, and contains design and operating standards for CCR management units. Tampa Electric is currently evaluating various options for demonstrating compliance with the rule. The initial assessment is that activities in 2015 and 2016 will consist primarily of monitoring and testing of the two existing CCR impoundments that are affected by this rule. Potential capital expenditures that may be required to comply with this rule are not expected to be significant. Under current Florida regulation, compliance-related expenditures and capital investments related to complying with this new rule would be recoverable under Florida’s ECRC. This rule is likely to face continued legal challenges by the utility industry and environmental groups, and legislation is required to fix certain portions of the rule. At this time, the ultimate outcome of any litigation or legislation is uncertain, and it is not possible to predict the ultimate impact on Tampa Electric at this time. While certain costs related to environmental compliance are currently recoverable from customers under Florida’s ECRC, TECO Energy cannot be assured that any increased costs associated with those regulations will be eligible for such treatment.

Federal or state regulation of GHG emissions, depending on how they are enacted, could increase TECO Energy’s costs or the rates charged to TECO Energy customers, which could curtail sales.

Among TECO Energy’s companies, Tampa Electric has the most significant number of stationary sources with air emissions.

Current regulation in Florida allows utility companies to recover from customers prudently incurred costs for compliance with new state or federal environmental regulations. Tampa Electric would expect to recover from customers the costs of power plant modifications or other costs required to comply with new GHG emission regulation. If the regulation allowing cost recovery is changed and the cost of compliance is not recovered through the ECRC, Tampa Electric could seek to recover those costs through a base-rate proceeding, but TECO Energy cannot be assured that the FPSC would grant such recovery. Under the Clean Power Plan, each state is to implement its own regulations to accord to the federal standards. As such, Florida’s regulatory landscape may change, which could significantly increase Tampa Electric’s costs. Changes in compliance requirements or the interpretation by governmental authorized existing requirements may impose additional costs on TECO Energy requiring FPSC cost recovery proceedings and/or requiring it to curtail some of its business activities.

The Clean Power Plan establishes state-specific emission rate and mass-based goals measured against a 2012 baseline. As TECO Energy’s investments in lower-GHG production largely occurred before 2012 and are factored into Florida’s baseline generating capacity, TECO Energy may encounter more difficulty than its competitors in achieving cost-effective GHG emission reductions. However, because the ultimate form of Florida’s state plan remains unknown, it is not currently possible to predict the increased compliance costs that TECO Energy may face as a result of the Clean Power Plan.

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

A proposed constitutional ballot initiative pending before the Florida Supreme Court to review its constitutionality and any corresponding legislative proposal could, if successful, promote increased direct sale and use of solar energy to generate electricity.

A potential amendment to the Florida constitution in 2016 and potential corresponding 2016 legislation would encourage the installation of solar arrays to generate electricity by retail customers and third parties, and to allow sales of electricity by non-utility generators. Increased use of solar generation and sales by third parties would reduce energy sales and revenues at Tampa Electric. In addition, Tampa Electric could make investments in facilities to serve customers during periods that solar energy is not available that would not be profitable.

NMGC operates high-pressure natural gas transmission pipelines, which involve risks that may result in accidents or otherwise affect its operations.

There are a variety of hazards and operating risks inherent in operating high-pressure natural gas transmission pipelines, such as leaks, explosions, mechanical problems, activities of third parties and damage to pipelines, facilities and equipment caused by floods, fires and other natural disasters that may cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline assets located near populated areas, including residential areas, commercial business centers, industrial site and other public gathering areas, known as High Consequence Areas, the level of damage resulting from these risks could be greater. NMGC does not maintain insurance coverage against all of these risks and losses, and any insurance coverage it might maintain may not fully cover damages caused by those risks and losses. Therefore, should any of these risks materialize, it could have a material adverse effect on TECO Energy’s business, earnings, financial condition and cash flows.

NMGC’s high-pressure transmission pipeline operations are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase TECO Energy’s cost of operations and affect or limit its business plans.

TECO Energy’s pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation. These laws and regulations require TECO Energy to comply with a significant set of requirements for the design, construction, maintenance and operation of its pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of its pipelines. The regulations determine the pressures at which its pipelines can operate.

PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand pipeline integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. Pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on TECO Energy’s pipelines. Should any of these risks materialize, it may have a material adverse effect on TECO Energy’s operations, earnings, financial condition and cash flows.

Results at TECO Energy’s companies may be affected by changes in customer energy-usage patterns.

For the past several years, at Tampa Electric, and electric utilities across the United States, weather-normalized electricity consumption per residential customer declined due to the combined effects of voluntary conservation efforts, economic conditions, improvements in lighting and appliance efficiency, trends toward smaller single family houses and increased multi-family housing.

Forecasts by TECO Energy’s companies are based on normal weather patterns and historical trends in customer energy-usage patterns. The ability of TECO Energy’s utilities to increase energy sales and earnings could be negatively impacted if customers continue to use less energy in response to increased energy efficiency, economic conditions or other factors.

TECO Energy’s computer systems and the infrastructure of its utility companies may be subject to cyber- (primarily electronic or internet-based) or physical attacks, which could disrupt operations, cause loss of important data or compromise customer-, employee-related or other critical information or systems, or otherwise adversely affect its business and financial results and condition.

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data. These attacks have occurred over the Internet, through malware, viruses, attachments to e-mails, through persons inside of the organization or through persons with access to systems inside of the organization.

TECO Energy has security systems and infrastructure in place that are designed to prevent such attacks, and these systems are subject to internal, external and regulatory audits to ensure adequacy. Despite these efforts, TECO Energy cannot be assured that a cyberattack will not cause electric or gas system operational problems, disruptions of service to customers, compromise important data or systems, or subject it to additional regulation, litigation or damage to its reputation.

There have also been physical attacks on critical infrastructure at other utilities. While the transmission and distribution system infrastructure of TECO Energy’s utility companies are designed and operated in such a manner to mitigate the impact of this type of attack, in the event of a physical attack that disrupts service to customers, revenues would be reduced and costs would be incurred to repair any damage. These types of events, either impacting its facilities or the industry in general, could also cause TECO Energy to incur additional security- and insurance-related costs, and could have adverse effects on its business and financial results and condition.

Potential competitive changes may adversely affect TECO Energy’s regulated electric and gas businesses.

There is competition in wholesale power sales across the United States. Some states have mandated or encouraged competition at the retail level and, in some situations, required divestiture of generating assets. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Although not expected in the foreseeable future, changes in the competitive environment occasioned by legislation, regulation, market conditions or initiatives of other electric power providers, particularly with respect to retail competition, could adversely affect Tampa Electric’s business and its expected performance.

The gas distribution industry has been subject to competitive forces for a number of years. Gas services provided by TECO Energy’s gas utilities are unbundled for all non-residential customers. Because its gas utilities earn margins on distribution of gas but not on the commodity itself, unbundling has not negatively impacted TECO Energy’s results. However, future structural changes that TECO Energy cannot predict could adversely affect PGS and NMGC.

Increased customer use of distributed generation could adversely affect TECO Energy’s regulated electric utility business.

In many areas of the United States, there is growing use of rooftop solar panels, small wind turbines and other small-scale methods of power generation, called distributed generation, by individual residential, commercial and industrial customers. Distributed generation is encouraged and supported by various special interest groups, tax incentives, renewable portfolio standards and special rates designed to support such generation. Additionally, the EPA’s Clean Power Plan could have the effect of providing greater incentives for distributed generation in order to meet state-based emission reduction targets under the proposed rule.

Increased usage of distributed generation, particularly in those states where solar or wind resources are the most abundant, is reducing utility electricity sales but not reducing the need for ongoing investment in infrastructure to maintain or expand the transmission and distribution grid to reliably serve customers. Continued utility investment that is not supported by increased energy sales causes rates to increase for customers, which could further reduce energy sales and reduce profitability.

The value of TECO Energy’s existing deferred tax benefits are determined by existing tax laws, and could be negatively impacted by changes in these laws.

“Comprehensive tax reform” remains a topic of discussion in the U.S. Congress. Such legislation could significantly alter the existing tax code, including a reduction in corporate income tax rates. Although a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, it would reduce the value of TECO Energy’s existing deferred tax asset and could result in a charge to earnings from the write-down of that asset, and would reduce future cash flow of TECO Energy.

TECO Energy relies on some natural gas transmission assets that it does not own or control to deliver natural gas. If transmission is disrupted, or if capacity is inadequate, TECO Energy’s ability to sell and deliver natural gas and supply natural gas to its customers and its electric generating stations may be hindered.

TECO Energy depends on transmission facilities owned and operated by other utilities and energy companies to deliver the natural gas it sells to the wholesale and retail markets, as well as the natural gas it purchases for use in its electric generation facilities. If transmission is disrupted, or if capacity is inadequate, its ability to sell and deliver products and satisfy its contractual and service obligations may be hindered.

Disruption of fuel supply could have an adverse impact on the financial condition of TECO Energy.

Tampa Electric, PGS and NMGC depend on third parties to supply fuel, including natural gas and coal. As a result, there are risks of supply interruptions and fuel-price volatility. Disruption of fuel supplies or transportation services for fuel, whether because of weather-related problems, strikes, lock-outs, break-downs of locks and dams, pipeline failures or other events, could impair the ability to deliver electricity or gas or generate electricity and could adversely affect operations. Further, the loss of coal suppliers or the inability to renew existing coal and natural gas contracts at favorable terms could significantly affect the ability to serve customers and have an adverse impact on the financial condition and results of operations of TECO Energy.

Commodity price changes may affect the operating costs and competitive positions of TECO Energy’s businesses.

TECO Energy’s businesses are sensitive to changes in coal, gas, oil and other commodity prices. Any changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services.

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

The facilities and operations of TECO Energy could be affected by natural disasters or other catastrophic events.

TECO Energy’s facilities and operations are exposed to potential damage and partial or complete loss resulting from environmental disasters (e.g. floods, high winds, fires and earthquakes), equipment failures, vandalism, potentially catastrophic events such as a major accident or incident at one of the sites, and other events beyond the control of TECO Energy. The operation of transmission and distribution systems involves certain risks, including gas leaks, fires, explosions, pipeline ruptures and other hazards and risks that may cause unforeseen interruptions, personal injury or property damage. Any such incident could have an adverse effect on TECO Energy and any costs relating to such events may not be recoverable through insurance or recovered in rates. In certain cases, there is potential that some events may not excuse TECO Energy’s utility subsidiaries from servicing customers as required by their respective tariffs. In addition, TECO Energy may not be able to recover losses resulting from such events through insurance or rates.

The franchise rights held by TECO Energy’s subsidiaries could be lost in the event of a breach by such TECO Energy subsidiary or could expire and not be renewed.

TECO Energy’s subsidiaries hold franchise rights that are memorialized in agreements with selected counterparties throughout the subsidiaries’ service areas. In some cases these rights could be lost in the event of a breach of these agreements by such TECO Energy subsidiary. In addition, these agreements are for set periods and could expire and not be renewed upon expiration of the then-

current terms. Selected agreements also contain purchase rights allowing municipalities to purchase the corresponding subsidiary’s system within a given municipality’s boundaries under certain conditions.

Tampa Electric, PGS and NMGC may not be able to secure adequate rights of way to construct transmission lines, gas interconnection lines and distribution-related facilities and could be required to find alternate ways to provide adequate sources of energy and maintain reliable service for their customers.

Tampa Electric, PGS and NMGC rely on federal, state and local governmental agencies and, in particular in New Mexico, cooperation with local Native American tribes and councils to secure rights of way and siting permits to construct transmission lines, gas interconnection lines and distribution-related facilities. If adequate rights of way and siting permits to build new transportation and transmission lines cannot be secured:

•

Tampa Electric, PGS and NMGC may need to remove its facilities, or abandon its facilities on the property covered by rights of way or franchises and seek alternative locations for its transmission or distribution facilities;

•	Tampa Electric, PGS and NMGC may need to rely on more costly alternatives to provide energy to their customers;

•	Tampa Electric, PGS and NMGC may not be able to maintain reliability in their service areas; or

•	Tampa Electric’s, PGS’s and NMGC’s ability to provide electric or gas service to new customers may be negatively impacted.

Impairment testing of certain long-lived assets could result in impairment charges.

TECO Energy assesses long-lived assets and goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of those assets below their carrying values. To the extent the value of goodwill or a long-lived asset becomes impaired, TECO Energy may be required to record non-cash impairment charges that could have a material adverse impact on TECO Energy’s financial condition and results from operations. In connection with the NMGC acquisition, TECO Energy recorded additional goodwill and long-lived assets that could become impaired.

TECO Energy has substantial indebtedness, which could adversely affect its financial condition and financial flexibility.

TECO Energy has substantial indebtedness, which has resulted in fixed charges it is obligated to pay. The level of TECO Energy’s indebtedness and restrictive covenants contained in its debt obligations could limit its ability to obtain additional financing.

TECO Energy, TECO Finance, TEC, NMGC and NMGI must meet certain financial covenants as defined in the applicable agreements to borrow under their respective credit facilities. Also, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments.

Although TECO Energy was in compliance with all required financial covenants as of Sept. 30, 2015, it cannot assure compliance with these financial covenants in the future. TECO Energy’s failure to comply with any of these covenants or to meet its payment obligations could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding debt obligations. TECO Energy may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations.

TECO Energy also incurs obligations in connection with the operations of its subsidiaries and affiliates that do not appear on its balance sheet.

Financial market conditions could limit TECO Energy’s access to capital and increase TECO Energy’s costs of borrowing or refinancing, or have other adverse effects on its results.

TECO Finance and TEC have debt maturing in 2016 and subsequent years, which may need to be refinanced. Future financial market conditions could limit TECO Energy’s ability to raise the capital it needs and could increase its interest costs, which could reduce earnings. If TECO Energy is not able to issue new debt, or TECO Energy issues debt at interest rates higher than expected, its financial results or condition could be adversely affected.

TECO Energy enters into derivative transactions, primarily with financial institutions as counterparties. Financial market turmoil could lead to a sudden decline in credit quality among these counterparties, which could make in-the-money positions uncollectable.

TECO Energy enters into derivative transactions with counterparties, most of which are financial institutions, to hedge its exposure to commodity price and interest rate changes. Although TECO Energy believes it has appropriate credit policies in place to manage the non-performance risk associated with these transactions, turmoil in the financial markets could lead to a sudden decline in credit quality among these counterparties. If such a decline occurs for a counterparty with which TECO Energy has an in-the-money position, TECO Energy could be unable to collect from such counterparty.

Declines in the financial markets or in interest rates used to determine benefit obligations could increase TECO Energy’s pension expense or the required cash contributions to maintain required levels of funding for its plan.

Under calculation requirements of the Pension Protection Act, as of the Jan. 1, 2015, measurement date, TECO Energy’s pension plan was essentially fully funded. Under MAP 21, TECO Energy is not required to make additional cash contributions over the next five years; however TECO Energy may make additional cash contributions from time to time. Any future declines in the financial markets or further declines in interest rates could increase the amount of contributions required to fund its pension plan in the future, and could cause pension expense to increase.

TECO Energy’s financial condition and results could be adversely affected if its capital expenditures are greater than forecast.

In 2015, TECO Energy is forecasting capital expenditures at Tampa Electric to support the current levels of customer growth, to comply with the design changes mandated by the FPSC to harden transmission and distribution facilities against hurricane damage, to maintain transmission and distribution system reliability, to maintain coal-fired generating unit reliability and efficiency, and to add generating capacity at the Polk Power Station. TECO Energy was forecasting capital expenditures at PGS to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel and cast iron pipe. Forecasted capital expenditures at NMGC is expected to support customer and system reliability and expansion.

If TECO Energy’s capital expenditures exceed the forecasted levels, it may need to draw on credit facilities or access the capital markets on unfavorable terms. TECO Energy cannot be sure that it will be able to obtain additional financing, in which case its financial position could be adversely affected.

TECO Energy’s financial condition and ability to access capital may be materially adversely affected by multiple ratings downgrades to below investment grade and TECO Energy cannot be assured of any rating improvements in the future.

TECO Energy’s senior unsecured debt is rated as investment grade by S&P at ‘BBB’, by Moody’s at ‘Baa1’, and by Fitch at ‘BBB’. The senior unsecured debt of TEC is rated by S&P at ‘BBB+’, by Moody’s at ‘A2’ and by Fitch at ‘A-’. The senior unsecured debt of NMGC is rated by S&P at BBB+. A downgrade to below investment grade by the rating agencies, which would require a two-notch downgrade by S&P and Fitch, and a three-notch downgrade by Moody’s, may affect TECO Energy’s ability to borrow, may change requirements for future collateral or margin postings, and may increase financing costs, which may decrease earnings. TECO Energy may also experience greater interest expense than it would have otherwise if, in future periods, it replaces maturing debt with new debt bearing higher interest rates due to any such downgrades. In addition, downgrades could adversely affect TECO Energy’s relationships with customers and counterparties.

At current ratings, TEC and NMGC are able to purchase electricity and gas without providing collateral. If the ratings of TEC or NMGC decline to below investment grade, Tampa Electric, PGS or NMGC, as applicable, could be required to post collateral to support their purchases of electricity and gas.

TECO Energy is a holding company with no business operations of its own and depends on cash flow from its subsidiaries to meet its obligations.

TECO Energy is a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. Accordingly, all of TECO Energy’s operations are conducted by its subsidiaries. As a holding company, TECO Energy requires dividends and other payments from its subsidiaries to meet its cash requirements. If TECO Energy’s subsidiaries are unable to pay it dividends or make other cash payments to it, TECO Energy may be unable to pay dividends or satisfy its obligations.

In the third quarter of 2014 TECO Coal was classified as an asset held for sale, and its operating results have been reported as discontinued operations since that time. In addition, through June 30, 2015, TECO Energy has recorded non-cash valuation adjustments of approximately $128 million, after tax, to the carrying value of TECO Coal, and expects that any final closing adjustments will not be material. Upon closing of the sale on Sept. 21, 2015, TECO Coal recorded a previously disclosed charge in discontinued operations of $7.7 million, after-tax, related to black lung liabilities.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of	Average Price	Total Number of Shares	Maximum Number (or
	Shares (or Units)	Paid per Share	(or Units) Purchased as	Approximate Dollar Value)
	Purchased (1)	(or Unit)	Part of Publicly	of Shares (or Units) that
			Announced Plans or	May Yet Be Purchased
			Programs	Under the Plans or
				Programs
July 1, 2015 - July 31, 2015	12,649	$21.10	0	$0
Aug. 1, 2015 - Aug. 31, 2015	6,058	$21.41	0	$0
Sept. 1, 2015 - Sept. 30, 2015	8,091	$26.41	0	$0
Total 3rd Quarter 2015	26,798	$22.77	0	$0
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

During the time that it was a TECO Energy subsidiary, TECO Coal was subject to regulation by the Federal MSHA under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 6.	EXHIBITS

Exhibits - See index on page 69.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: November 5, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 5, 2015	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of Sept. 4, 2015, by and among TECO Energy, Emera and Merger Sub (Exhibit 2.1, Form 8-K dated Sept. 8, 2015 of TECO Energy, Inc.).	*

2.2

Securities Purchase Agreement dated as of Sept. 21, 2015, by and between TECO Diversified, Inc., as Seller, and Cambrian Coal Corporation, as Purchaser (Exhibit 2.1, Form 8-K dated Sept. 21, 2015 of TECO Energy, Inc.).

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