Form 10-Q
period 2016-03-31
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2016-05-05
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of April 29, 2016 was 235,550,000. As of April 29, 2016, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
CAIR	Clean Air Interstate Rule
Cambrian	Cambrian Coal Corporation
capacity clause	capacity cost-recovery clause, as established by the FPSC
CCRs	coal combustion residuals
CES	Continental Energy Systems
CMO	collateralized mortgage obligation
CNG	compressed natural gas
company	TECO Energy, Inc.
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
GCBF	gas cost billing factor
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
ICSID	International Centre for the Settlement of Investment Disputes
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub with and into TECO Energy, with TECO Energy as the surviving corporation
Merger Agreement	Agreement and Plan of Merger dated Sept. 4, 2015, by and among TECO Energy, Emera and Merger Sub
Merger Sub	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003

Term	Meaning
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
Parent	TECO Energy (the holding company, excluding subsidiaries)
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PGA	purchased gas adjustment
PGAC	purchased gas adjustment clause
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	Securities Purchase Agreement dated Sept. 21, 2015, by and between TECO Diversified and Cambrian relating to the purchase of TECO Coal by Cambrian
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Coal	TECO Coal LLC, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Energy	TECO Energy, Inc.
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2016	2015
Current assets
Cash and cash equivalents	$46.1	$23.8
Receivables, less allowance for uncollectibles of $2.1 and $2.1 at Mar. 31, 2016 and Dec. 31, 2015, respectively	240.1	280.7
Inventories, at average cost
Fuel	118.3	113.4
Materials and supplies	77.1	76.8
Regulatory assets	40.2	44.8
Prepayments and other current assets	25.4	30.8
Total current assets	547.2	570.3

Property, plant and equipment
Utility plant in service
Electric	7,328.3	7,270.3
Gas	2,154.1	2,113.8
Construction work in progress	816.9	794.7
Other property	16.1	15.9
Property, plant and equipment, at original costs	10,315.4	10,194.7
Accumulated depreciation	(2,762.4)	(2,712.9)
Total property, plant and equipment, net	7,553.0	7,481.8

Other assets
Regulatory assets	393.4	395.2
Goodwill	408.4	408.4
Deferred charges and other assets	79.1	77.8
Total other assets	880.9	881.4
Total assets	$8,981.1	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Mar. 31,	Dec. 31,
(millions)	2016	2015
Current liabilities
Long-term debt due within one year	$83.3	$333.3
Notes payable	513.0	247.0
Accounts payable	189.5	255.4
Customer deposits	176.7	182.1
Regulatory liabilities	108.4	84.8
Derivative liabilities	22.3	24.1
Interest accrued	54.0	36.2
Taxes accrued	28.2	13.2
Other	25.2	22.6
Total current liabilities	1,200.6	1,198.7

Other liabilities
Deferred income taxes	607.0	570.7
Investment tax credits	10.4	10.5
Regulatory liabilities	709.4	715.8
Derivative liabilities	0.8	2.1
Deferred credits and other liabilities	380.9	387.5
Long-term debt, less amount due within one year	3,489.7	3,489.2
Total other liabilities	5,198.2	5,175.8

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 235.5 million and 235.3 million shares outstanding at Mar. 31, 2016 and Dec. 31, 2015, respectively)	235.5	235.3
Additional paid in capital	1,894.8	1,894.5
Retained earnings	463.5	441.4
Accumulated other comprehensive loss	(11.5)	(12.2)
Total capital	2,582.3	2,559.0
Total liabilities and capital	$8,981.1	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended Mar. 31,
(millions, except per share amounts)		2016	2015
Revenues
Regulated electric		$423.4	$449.7
Regulated gas		232.9	240.2
Unregulated		3.2	3.1
Total revenues		659.5	693.0
Expenses
Regulated operations and maintenance
Fuel		115.2	144.1
Purchased power		14.4	17.1
Cost of natural gas sold		96.8	103.0
Other		142.3	143.7
Operation and maintenance other expense		0.0	1.6
Depreciation and amortization		89.8	85.5
Taxes, other than income		52.9	51.8
Total expenses		511.4	546.8
Income from operations		148.1	146.2
Other income
Allowance for other funds used during construction		5.7	3.8
Other income, net		1.5	1.6
Total other income		7.2	5.4
Interest charges
Interest expense		48.9	49.8
Allowance for borrowed funds used during construction		(3.0)	(1.9)
Total interest charges		45.9	47.9
Income from continuing operations before provision for income taxes		109.4	103.7
Provision for income taxes		35.7	39.9
Net income from continuing operations		73.7	63.8
Discontinued operations
Income (loss) from discontinued operations		0.2	(9.6)
Provision (benefit) from income taxes		0.1	(3.8)
Income (loss) from discontinued operations, net		0.1	(5.8)
Net income		$73.8	$58.0
Average common shares outstanding	– Basic	234.0	232.8
	– Diluted	235.2	233.5
Earnings per share from continuing operations	– Basic	$0.31	$0.27
	– Diluted	$0.31	$0.27
Earnings per share from discontinued operations	– Basic	$0.00	$(0.02)
	– Diluted	$0.00	$(0.02)
Earnings per share	– Basic	$0.31	$0.25
	– Diluted	$0.31	$0.25
Dividends paid per common share outstanding		$0.230	$0.225

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2016	2015
Net income	$73.8	$58.0
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.3
Amortization of unrecognized benefit costs	0.5	0.6
Other comprehensive income, net of tax	0.7	0.9
Comprehensive income	$74.5	$58.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2016	2015
Cash flows from operating activities
Net income	$73.8	$58.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89.8	85.9
Deferred income taxes and investment tax credits	36.1	36.0
Allowance for other funds used during construction	(5.7)	(3.8)
Non-cash stock compensation	3.0	3.9
Deferred recovery clauses	26.4	(5.7)
Receivables, less allowance for uncollectibles	40.6	51.0
Inventories	(5.2)	(15.7)
Prepayments and other current assets	2.8	(10.9)
Taxes accrued	18.1	1.7
Interest accrued	17.8	17.8
Accounts payable	(59.1)	(63.5)
Other	(6.8)	(7.7)
Cash flows from operating activities	231.6	147.0
Cash flows from investing activities
Capital expenditures	(168.0)	(156.2)
Other investing activities	(0.2)	(0.2)
Cash flows used in investing activities	(168.2)	(156.4)
Cash flows from financing activities
Dividends and dividend equivalents	(54.3)	(53.0)
Proceeds from the sale of common stock	3.9	2.8
Repayment of long-term debt/purchase in lieu of redemption	(250.0)	0.0
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(134.0)	67.0
Proceeds from other short-term debt (maturities over 90 days)	400.0	0.0
Other financing activities	(6.7)	0.0
Cash flows from (used in) financing activities	(41.1)	16.8
Net increase in cash and cash equivalents	22.3	7.4
Cash and cash equivalents at beginning of the period	23.8	25.4
Cash and cash equivalents at end of the period	$46.1	$32.8
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(6.0)	$11.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TECO Energy, Inc.’s 2015 Annual Report on Form 10-K for a complete discussion of the company’s accounting policies. The significant accounting policies for all utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Mar. 31, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended Mar. 31, 2016 and 2015. The results of operations for the three months ended Mar. 31, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On Sept. 4, 2015, TECO Energy and Emera entered into the Merger Agreement. Upon closing, TECO Energy will become a wholly owned indirect subsidiary of Emera. See Note 16 for further information.

Revenues

As of Mar. 31, 2016 and Dec. 31, 2015, unbilled revenues of $67.3 million and $81.1 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipt Taxes

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.9 million and $27.4 million for the three months ended Mar. 31, 2016 and 2015, respectively.

NMGC is an agent in the collection and payment of franchise fees and gross receipt taxes and is not required by a tariff to present the amounts on a gross basis. Therefore, NMGC’s franchise fees and gross receipt taxes are presented net with no line-item impact on the Consolidated Condensed Statements of Income.

2. New Accounting Pronouncements

Change in Accounting Policy

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance became effective for the company beginning in 2016 and is required to be applied on a retrospective basis for all periods presented. As of Mar. 31, 2016 and Dec. 31, 2015, the company classified $26.4 million and $27.7 million, respectively, of debt issuance costs, which do not include costs for line-of-credit arrangements, as a deduction in the “Long-term debt, less amount due within one year” line item on the company’s Consolidated Condensed Balance Sheet (previously classified in the “Deferred charges and other assets” line item). The guidance did not affect the company’s results of operations or cash flows.

Stock Compensation

In March 2016, the FASB issued guidance regarding employee share-based payment accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and presentation on the statement of cash flows. This guidance will be required for the company beginning in 2017. As early adoption is permitted, the company adopted the standard as of Jan. 1, 2016. Each aspect has an accounting impact and was implemented as follows:

•

Income tax consequences – Under the new guidance, the company will no longer recognize excess tax benefits and certain tax deficiencies in additional paid in capital. Instead, the company will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit on the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before the company can recognize them. Accordingly, the company recorded a $2.6 million cumulative adjustment to retained earnings as of Jan. 1, 2016 for excess tax benefits related to prior periods. In accordance with the new guidance, the company will no longer include excess tax benefits and tax deficiencies in the dilutive EPS calculation on a prospective basis.

•	Accounting for forfeitures – The company’s policy is to estimate the number of awards expected to be forfeited, which is consistent with prior periods.
•	Classification of awards - The company had no share-based payments classified as liability awards as of Mar. 31, 2016 or Dec. 31, 2015.
•

Presentation on the statement of cash flows – Excess tax benefits are required to be presented as an operating activity on the statement of cash flows rather than as a financing activity. The change may be applied retrospectively or prospectively. The company elected to apply it prospectively, and prior periods were not retrospectively adjusted. Additionally, employee taxes paid by an employer to a tax authority when shares are withheld for tax-withholding purposes are required to be presented as a financing activity on a retrospective basis for all periods presented. Previously, the company presented it as an operating activity. There was an immaterial amount of activity that did not result in an adjustment to the statement of cash flows for the three months ended Mar. 31, 2015.

Future Accounting Pronouncements

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

Leases

In February 2016, the FASB issued guidance regarding the accounting for leases. The objective is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. Under the existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. Recognition of expenses for both operating and finance leases will be similar to existing guidance and as a result is expected to limit the impact of the changes on the income statement and statement of cash flows. In addition, the guidance will require additional disclosures regarding key information about leasing arrangements. This guidance will be effective for the company beginning in 2019, with early adoption permitted, and will be applied using a modified retrospective approach. The company is currently evaluating the impacts of the adoption of the guidance on its financial statements.

Derivative Contract Novations

In March 2016, the FASB issued guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for the company beginning in 2017, with early adoption permitted, and may be applied on a prospective or modified retrospective basis. The guidance will not affect the company’s current financial statements. However, the company will assess the impact of this guidance on future derivative contract novations, if any.

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

Details of the regulatory assets and liabilities as of Mar. 31, 2016 and Dec. 31, 2015 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$77.1	$74.7
Cost-recovery clauses - deferred balances (2)	0.1	5.5
Cost-recovery clauses - offsets to derivative liabilities (2)	26.0	26.5
Environmental remediation (3)	54.4	54.0
Postretirement benefits (4)	238.5	240.6
Deferred bond refinancing costs (5)	6.2	6.5
Debt basis adjustment (6)	16.7	17.5
Competitive rate adjustment (2)	2.5	2.6
Other	12.1	12.1
Total regulatory assets	433.6	440.0
Less: Current portion	40.2	44.8
Long-term regulatory assets	$393.4	$395.2
Regulatory liabilities:
Regulatory tax liability	$7.6	$7.9
Cost-recovery clauses (2)	80.0	55.9
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (7)	673.6	679.9
Other	0.5	0.8
Total regulatory liabilities	817.8	800.6
Less: Current portion	108.4	84.8
Long-term regulatory liabilities	$709.4	$715.8

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

4. Income Taxes

The effective tax rate decreased to 32.63% for the three months ended Mar. 31, 2016 from 38.48% for the same period in 2015 primarily due to the tax benefit related to long-term incentive compensation share vestings (see Note 2 for further description).

The company’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2015 and 2016 are currently under examination by the IRS under its Compliance Assurance Program. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. Additionally, any state net operating losses that were generated in prior years and are still being utilized are subject to examination by state jurisdictions. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state jurisdictions and foreign jurisdictions include 2005 and forward. TECO Energy does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits by the end of 2016.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. Amounts disclosed for pension benefits include the amounts related to the qualified pension plan and the non-qualified, non-contributory SERP.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2016	2015	2016	2015
Components of net periodic benefit expense
Service cost	$4.4	$4.5	$0.5	$0.6
Interest cost	8.1	7.4	2.2	2.0
Expected return on assets	(11.3)	(10.8)	(0.3)	(0.3)
Amortization of:
Prior service (benefit) cost	0.0	(0.1)	(0.6)	(0.6)
Actuarial loss	3.4	3.4	0.0	0.0
Regulatory asset	0.0	0.0	0.2	0.3
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$4.6	$4.4	$2.0	$2.0

For the fiscal 2016 plan year, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.685% for pension benefits under its qualified pension plan. For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.667% for the Florida-based plan and 4.687% for the NMGC plan. Additionally, TECO Energy made contributions of $4.7 million and $14.9 million to its pension plan for the three months ended Mar. 31, 2016 and 2015, respectively.

For the three months ended Mar. 31, 2016 and 2015, TECO Energy and its subsidiaries reclassified $0.8 million of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three months ended Mar. 31, 2016 and 2015, the regulated companies reclassified $2.2 million of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

6. Short-Term Debt

At Mar. 31, 2016 and Dec. 31, 2015, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	61.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(4)	300.0	113.0	0.0	300.0	163.0	0.0
1-year term facility (4)(5)	400.0	400.0	0.0	0.0	0.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	0.0	1.7	125.0	23.0	1.7
Total	$1,300.0	$513.0	$2.2	$900.0	$247.0	$2.2

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.
(4) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.
(5) This 1-year facility matures Mar. 14, 2017.

At Mar. 31, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2016 and Dec. 31, 2015 was 1.44% and 1.29%, respectively.

TECO Energy/TECO Finance Credit Facility

On Mar. 14, 2016, TECO Finance entered into a one-year, $400 million credit agreement. The credit agreement (i) has a maturity date of Mar. 14, 2017; (ii) contains customary representations and warranties, events of default, and financial and other covenants; and (iii) provides for interest to accrue at variable rates based on the London interbank deposit rate plus a margin, or, as an alternative to such interest rate, at an interest rate equal to a margin plus the higher of JPMorgan Chase Bank’s prime rate, the federal funds rate plus 50 basis points, or the one-month London interbank deposit rate plus 1.00%.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Mar. 31, 2016, total long-term debt had a carrying amount of $3,573.0 million and an estimated fair market value of $3,879.1 million. At Dec. 31, 2015, total long-term debt had a carrying amount of $3,822.5 million and an estimated fair market value of $4,061.6 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments (see Note 13 for information regarding the fair value hierarchy).

Purchase in Lieu of Redemption of Revenue Refunding Bonds

On Mar. 19, 2008, the HCIDA remarketed $86.0 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) (the Series 2006 HCIDA Bonds) in a term rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds.  The Series 2006 HCIDA Bonds bore interest at a term rate of 5.00% per annum from Mar. 19, 2008 to Mar. 15, 2012.  On Mar. 15, 2012, TEC purchased in lieu of redemption the Series 2006 HCIDA Bonds. The Series 2006 HCIDA Bonds bore interest at a term rate of 1.875% per annum from Mar. 15, 2012 to Mar. 15, 2016.  On Mar. 15, 2016, pursuant to the terms of the Loan and Trust Agreement governing the Series 2006 HCIDA Bonds, a mandatory tender occurred and a term rate of 2.00% per annum will apply from Mar. 15, 2016 to Mar. 15, 2020. The 2016 mandatory tender did not impact the Consolidated Condensed Balance Sheet. TEC is responsible for payment of the interest and principal associated with the Series 2006 HCIDA Bonds. Regularly scheduled principal and interest when due, are insured by Ambac Assurance Corporation.

As of Mar. 31, 2016, $232.6 million of bonds purchased in lieu of redemption, including the Series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three months ended Mar. 31, 2016 and 2015 related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2
Gain on cash flow hedges	0.3	(0.1)	0.2
Amortization of unrecognized benefit costs (2)	0.8	(0.3)	0.5
Total other comprehensive income	$1.1	$(0.4)	$0.7
2015
Unrealized gain on cash flow hedges	$0.3	$(0.2)	$0.1
Reclassification from AOCI to net income (1)	0.4	(0.2)	0.2
Gain on cash flow hedges	0.7	(0.4)	0.3
Amortization of unrecognized benefit costs (2)	0.9	(0.3)	0.6
Total other comprehensive income	$1.6	$(0.7)	$0.9

(1) Related to interest rate contracts recognized in Interest expense.
(2) Related to postretirement and postemployment benefits. See Note 5 for additional information.

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2016	Dec. 31, 2015
Unamortized pension loss and prior service credit (1)	$(33.6)	$(34.2)
Unamortized other benefit gains, prior service costs and transition obligations (2)	25.5	25.6
Net unrealized losses from cash flow hedges (3)	(3.4)	(3.6)
Total accumulated other comprehensive loss	$(11.5)	$(12.2)

(1) Net of tax benefit of $21.1 million and $21.5 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively.
(2) Net of tax expense of $16.0 million and $16.1 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively.
(3) Net of tax benefit of $2.1 million and $2.3 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively.

9. Earnings Per Share

	For the three months ended Mar. 31,
(millions, except per share amounts)	2016	2015
Basic earnings per share
Net income from continuing operations	$73.7	$63.8
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)
Income before discontinued operations available to common shareholders - Basic	$73.6	$63.6
Income (loss) from discontinued operations, net	$0.1	$(5.8)
Amount allocated to nonvested participating shareholders	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Basic	$0.1	$(5.8)
Net income	$73.8	$58.0
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)
Net income available to common shareholders - Basic	$73.7	$57.8
Average common shares outstanding - Basic	234.0	232.8
Earnings per share from continuing operations available to common shareholders - Basic	$0.31	$0.27
Earnings per share from discontinued operations available to common shareholders - Basic	0.0	$(0.02)
Earnings per share available to common shareholders - Basic	$0.31	$0.25
Diluted earnings per share
Net income from continuing operations	$73.7	$63.8
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)
Income before discontinued operations available to common shareholders - Diluted	$73.6	$63.6
Income (loss) from discontinued operations, net	$0.1	$(5.8)
Amount allocated to nonvested participating shareholders	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Diluted	$0.1	$(5.8)
Net income	$73.8	$58.0
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)
Net income available to common shareholders - Diluted	$73.7	$57.8
Unadjusted average common shares outstanding - Diluted	234.0	232.8
Assumed conversion of stock options, unvested restricted stock, unvested RSUs and contingent performance shares, net	1.2	0.7
Average common shares outstanding - Diluted	235.2	233.5
Earnings per share from continuing operations available to common shareholders - Diluted	$0.31	$0.27
Earnings per share from discontinued operations available to common shareholders - Diluted	0.0	$(0.02)
Earnings per share available to common shareholders - Diluted	$0.31	$0.25
Anti-dilutive shares	0.2	0.1

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently expected in October 2016.

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

In September 2015, a settlement was reached with all the named plaintiff class representatives in both of the class actions. The settlements were on an individual basis and not a class basis. The settlements are not material to the company’s financial position as of Mar. 31, 2016.

In addition to the two settled class actions described above, 18 insurance carriers have filed two subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. In January 2016, the judge entered summary judgment in favor of NMGC and all of the subrogation lawsuits were dismissed. The insurance carriers subsequently filed a timely appeal of the summary judgment, which is pending.

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

Claim in connection with the Sale of TECO Coal

As discussed in Note 15, TECO Coal was sold on Sept. 21, 2015 to Cambrian. On Mar. 18, 2016, Cambrian delivered a notice of a purported claim to TECO Diversified asserting breach of certain representations, and fraud and willful misconduct in connection therewith, of the SPA.

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

On Apr. 5, 2016, an ICSID ad hoc Committee issued a decision in favor of TGH in the annulment proceedings. In its decision, the ad hoc Committee unanimously dismissed Guatemala’s application for annulment of the award and upheld the original $21.1 million award, plus interest. In addition, the ad hoc Committee granted TGH’s application for partial annulment of the award, and ordered Guatemala to pay certain costs relating to the annulment proceedings. Because the Tribunal’s award of costs to TGH in its original arbitration was based on the Tribunal’s assessment that TGH had prevailed on liability and Guatemala had partially prevailed on damages, and the latter finding was annulled by the ad hoc Committee, the Committee also annulled the Tribunal’s award of costs to TGH.  As a result, TGH has the right to resubmit its arbitration claim against Guatemala to seek additional damages (in addition to the previously awarded $21.1 million), as well as additional interest on the $21.1 million, and its full costs relating to the original arbitration and the new arbitration proceeding. Results to date do not reflect any benefit of this decision.

PGS Compliance Matter

          In 2015, FPSC staff presented PGS with a summary of alleged safety rule violations, many of which were identified during PGS’ implementation of an action plan it instituted as a result of audit findings cited by FPSC audit staff in 2013. Following the 2013 audit and 2015 discussions with FPSC staff, PGS took immediate and significant corrective actions. The FPSC audit staff published a follow-up audit report that acknowledged the progress that had been made and found that further improvements were needed.  As a result of this report, the Office of Public Counsel (OPC) filed a petition with the FPSC pointing to the violations of rules for safety inspections seeking fines or possible refunds to customers by PGS. On Feb. 25, 2016, the FPSC staff issued a notice informing PGS that the staff would be making a recommendation to the FPSC to initiate a show cause proceeding against PGS for alleged safety rule violations, with total potential penalties of up to $3.9 million. On Apr. 18, 2016, PGS reached a settlement regarding this matter with the OPC and FPSC staff and agreed to pay a $1 million civil penalty and customer refunds of $2 million. The FPSC approved the settlement agreement on May 5, 2016.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2016, TEC has estimated its ultimate financial liability to be $33.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of Mar. 31, 2016 is as follows:

(millions)				Maximum
			After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2016	2017-2020	2020	Obligation	at Mar. 31, 2016
TECO Energy
Fuel sales and transportation (2)	$0.0	$0.0	$92.9	$92.9	$0.0
Letters of indemnity - coal mining permits (3)	89.4	0.0	0.0	89.4	0.0
	$89.4	$0.0	$92.9	$182.3	$0.0

				Maximum
(millions)			After (1)	Theoretical	Liabilities Recognized
Letters of Credit for the Benefit of:	2016	2017-2020	2020	Obligation	at Mar. 31, 2016 (4)
TEC	$0.0	$0.0	$0.5	$0.5	$0.1
NMGC	0.0	0.0	1.7	1.7	0.0
	$0.0	$0.0	$2.2	$2.2	$0.1

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2020.

(2)    The amounts shown represent the maximum theoretical amounts of cash collateral that TECO Energy would be required to post in the event of a downgrade below investment grade for its long-term debt ratings by the major credit rating agencies. Liabilities recognized represent the associated potential obligation related to net derivative liabilities under these agreements at Mar. 31, 2016. See Note 12 for additional information.

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

(4)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy, TEC or NMGC under these agreements at Mar. 31, 2016. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2016, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

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

Three months ended Mar. 31,	Tampa Electric	PGS	NMGC (2)	TECO Coal (1)	Other (2) (3)	Eliminations (3)		TECO Energy
2016
Revenues - external	$423.4	$126.8	$106.6	$0.0	$2.7	$0.0		$659.5
Sales to affiliates	1.1	4.4	0.0	0.0	0.0	(5.5)		0.0
Total revenues	424.5	131.2	106.6	0.0	2.7	(5.5)		659.5
Depreciation and amortization	66.1	14.8	8.4	0.0	0.5	0.0		89.8
Total interest charges	23.8	3.7	3.0	0.0	15.6	(0.2)		45.9
Internally allocated interest	0.0	0.0	0.0	0.0	0.2	(0.2)		0.0
Provision (benefit) for income taxes	27.8	8.9	9.7	0.0	(10.7)	0.0		35.7
Net income (loss) from continuing operations	50.2	13.1	15.2	0.0	(4.8)	0.0		73.7
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	0.0	0.1	0.0		0.1
Net income (loss)	$50.2	$13.1	$15.2	$0.0	$(4.7)	$0.0		$73.8
2015
Revenues - external	$449.8	$121.7	$119.0	$0.0	$2.5	$0.0		$693.0
Sales to affiliates	0.8	1.2	0.0	0.0	0.0	(2.0)		0.0
Total revenues	450.6	122.9	119.0	0.0	2.5	(2.0)		693.0
Depreciation and amortization	62.9	13.9	8.4	0.0	0.3	0.0		85.5
Total interest charges	23.5	3.5	3.3	0.0	17.9	(0.3)		47.9
Internally allocated interest	0.0	0.0	0.0	0.0	0.3	(0.3)		0.0
Provision (benefit) for income taxes	27.4	9.2	9.0	0.0	(5.7)	0.0		39.9
Net income (loss) from continuing operations	48.2	14.6	13.9	0.0	(12.9)	0.0		63.8
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(6.0)	0.2	0.0		(5.8)
Net income (loss)	$48.2	$14.6	$13.9	$(6.0)	$(12.7)	$0.0		$58.0
At Mar. 31, 2016
Total assets	$6,988.2	$1,147.0	$1,210.9	$0.0	$1,982.1	$(2,347.1)	(4)	$8,981.1
At Dec. 31, 2015
Total assets (3)	$7,003.8	$1,136.1	$1,229.7	$0.0	$1,945.1	$(2,381.2)	(4)	8,933.5

(1)    All periods have been adjusted to reflect the results from operations to discontinued operations for TECO Coal and certain charges and gains at Other, including Parent and TECO Diversified, that directly relate to TECO Coal and TECO Guatemala. See Note 15.

(2) NMGI is included in the Other segment.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.
(4) Amounts primarily relate to intercompany advances and consolidated tax eliminations.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and NMGC;
•	To optimize the utilization of NMGC’s physical natural gas storage capacity, and
•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates.

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

The company applies the accounting standards for regulated operations to financial instruments used to hedge the purchase and sale of natural gas for the benefit of its regulated companies’ ratepayers. These standards, in accordance with the FPSC and NMPRC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of hedging activities on the fuel recovery clause. As a result, these changes are not recorded in OCI (see Note 3).

The company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Mar. 31, 2016, all of the company’s physical contracts qualify for the NPNS exception with the exception of a minor amount of forward purchases and sales entered into by NMGC to optimize its gas storage capacity.

The derivatives that are designated as cash flow hedges at Mar. 31, 2016 and Dec. 31, 2015 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $0.0 million and $0.2 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively, and are included in “Prepayments and other current assets” on the Condensed Consolidated Balance Sheets. Derivative liabilities totaled $23.1 million and $26.2 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Mar. 31, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Mar. 31, 2016, net pretax losses of $22.3 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Mar. 31, 2016 and Dec. 31, 2015 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 8.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2016 and 2015, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three months ended Mar. 31, 2016 and 2015 is presented in Note 8. These gains and losses were the result of interest rate contracts for TEC. The location of the reclassification to income was reflected in “Interest expense” for TEC.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Feb. 28, 2018 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of Mar. 31, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	25.1
2017	0.0	9.9
2018	0.0	0.7
Total	0.0	35.7

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Mar. 31, 2016, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2016 and Dec. 31, 2015. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures
	As of Mar. 31, 2016
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas derivatives	$0.0	$23.1	$0.0	$23.1

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas derivatives	$0.0	$26.2	$0.0	$26.2

The natural gas derivatives are OTC swap, forward and option instruments. Fair values of swaps and forwards are estimated utilizing the market approach. The price of swaps and forwards are calculated using observable NYMEX quoted closing prices of exchange-traded futures. Fair values of options are estimated utilizing the income approach. The price of options is calculated using the Black-Scholes model with observable exchange-traded futures as the primary pricing inputs to the model. Additional inputs to the model include historical volatility, discount rate, and a locational basis adjustment to NYMEX. The resulting prices are applied to the notional quantities of active swap, forward and option positions to determine the fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Mar. 31, 2016, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

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

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $12.6 million and $5.4 million under these PPAs for the three months ended Mar. 31, 2016 and 2015, respectively.

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

15. Discontinued Operations and Asset Impairments

TECO Coal

On Sept. 21, 2015, TECO Energy’s subsidiary, TECO Diversified, entered into an SPA and completed the sale of all of its ownership interest in TECO Coal to Cambrian.  The SPA did not provide for an up-front purchase payment, but provides for future contingent consideration of up to $60 million that may be paid yearly through 2019 if certain coal benchmark prices reach certain levels. The 2015 benchmark price was not reached and no contingent consideration payment was triggered. TECO Energy retains certain deferred tax assets and personnel-related liabilities, but all other TECO Coal assets and liabilities, including working capital, asset retirement obligations and workers compensation reserves, were transferred in the transaction.  Letters of indemnity related to TECO Coal reclamation bonds will remain in effect until the bonds are replaced by Cambrian, which is expected to be completed in 2016 (see description of guarantees in Note 10). The SPA contained customary representations, warranties and covenants (see Note 10 for description of a claim related to the SPA). The income shown for the first quarter of 2016 in the table below reflects a refund of prepaid costs.

Since the closing of the sale, TECO Energy does not have influence over operations of TECO Coal, therefore the contingent payments are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

TECO Guatemala

In 2012, TECO Guatemala completed the sale of its interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala. All periods presented reflect the classification of results from operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala as discontinued operations. While TECO Energy and its subsidiaries no longer have assets or operations in Guatemala, its subsidiary, TECO Guatemala Holdings, LLC, has retained its rights under its arbitration claim filed against the Republic of Guatemala (see Note 10). The charges shown in the table below are legal costs associated with that claim.

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended
	Mar. 31,
(millions)	2016	2015
Revenues—TECO Coal	$0.0	$72.7
Loss from operations—TECO Coal	0.0	(9.5)
Loss from operations—TECO Guatemala	0.0	(0.1)
Income (loss) from discontinued operations—TECO Coal	0.2	(9.5)
Loss from discontinued operations—TECO Guatemala	0.0	(0.1)
Income (loss) from discontinued operations	0.2	(9.6)
Provision (benefit) for income taxes	0.1	(3.8)
Income (loss) from discontinued operations, net	$0.1	$(5.8)

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

The closing of the Merger is subject to certain conditions, including, among others, (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock (which approval was obtained at the special meeting of shareholders held on Dec. 3, 2015), (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period (which expired on Feb. 5, 2016), (iii) receipt of all required regulatory approvals, including from the FERC, the NMPRC and the Committee on Foreign Investment in the United States (which, with respect to the FERC and the Committee on Foreign Investment in the United States, was obtained on Jan. 20, 2016 and Mar. 23, 2016, respectively), (iv) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (v) the absence of any material adverse effect with respect to TECO Energy and (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement.

On Apr. 11, 2016, Emera and TECO Energy filed with the NMPRC an unopposed stipulation agreement reflecting a settlement reached with certain intervening parties in the acquisition case currently pending before the NMPRC for approval of the transaction.  In the stipulation, the parties state that they believe the settlement is in the public interest and have recommended approval to the NMPRC. Amongst other elements, the stipulation includes Emera’s agreement to maintain the commitments made by TECO Energy in its 2014 case relating to its acquisition of NMGC, invest in the expansion of the natural gas system to underserved communities and the Mexican border, and provide resources to support certain economic growth projects and programs.  The stipulation is subject to review and approval by the NMPRC. The NMPRC hearing to consider the acquisition is scheduled to begin in May 2016.

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

Either party may terminate the Merger Agreement if (i) the closing of the Merger has not occurred by Sept. 30, 2016 (subject to a 6-month extension if required to obtain necessary regulatory approvals) or (ii) a law or judgment preventing or prohibiting the closing of the Merger has become final. If the Merger Agreement is terminated under certain circumstances, including the failure to obtain required regulatory approvals, Emera must pay TECO Energy a termination fee of $326.9 million.

During the three months ended Mar. 31, 2016, TECO Energy incurred approximately $0.1 million pretax of incremental transaction-related costs, which are included in “Operations and maintenance other expense” on the Consolidated Condensed Statements of Income.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Mar. 31,	Dec. 31,
(millions)	2016	2015
Property, plant and equipment
Utility plant in service
Electric	$7,328.3	$7,270.3
Gas	1,419.3	1,398.6
Construction work in progress	797.0	771.1
Utility plant in service, at original costs	9,544.6	9,440.0
Accumulated depreciation	(2,720.3)	(2,676.8)
Utility plant in service, net	6,824.3	6,763.2
Other property	9.9	9.7
Total property, plant and equipment, net	6,834.2	6,772.9

Current assets
Cash and cash equivalents	28.2	9.1
Receivables, less allowance for uncollectibles of $1.6 and $1.5 at Mar. 31, 2016 and Dec. 31, 2015, respectively	205.5	230.2
Inventories, at average cost
Fuel	115.4	105.6
Materials and supplies	73.6	73.1
Regulatory assets	39.9	44.3
Taxes receivable from affiliate	0.0	61.3
Prepayments and other current assets	17.0	21.5
Total current assets	479.6	545.1

Deferred debits
Regulatory assets	373.1	373.8
Other	17.9	16.8
Total deferred debits	391.0	390.6
Total assets	$7,704.8	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Mar. 31,	Dec. 31,
(millions)	2016	2015
Capitalization
Common stock	$2,330.4	$2,305.4
Accumulated other comprehensive loss	(3.4)	(3.6)
Retained earnings	314.4	313.7
Total capital	2,641.4	2,615.5
Long-term debt	2,162.0	2,161.7
Total capitalization	4,803.4	4,777.2

Current liabilities
Long-term debt due within one year	83.3	83.3
Notes payable	0.0	61.0
Accounts payable	174.6	221.6
Customer deposits	170.9	176.3
Regulatory liabilities	104.5	83.2
Derivative liabilities	22.2	24.1
Interest accrued	41.2	16.9
Taxes accrued	33.6	13.2
Other	10.1	10.2
Total current liabilities	640.4	689.8

Deferred credits
Deferred income taxes	1,342.0	1,308.8
Investment tax credits	10.4	10.5
Derivative liabilities	0.8	2.1
Regulatory liabilities	595.5	603.5
Deferred credits and other liabilities	312.3	316.7
Total deferred credits	2,261.0	2,241.6

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,704.8	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2016	2015
Revenues
Electric	$424.2	$450.4
Gas	126.8	121.7
Total revenues	551.0	572.1
Expenses
Regulated operations and maintenance
Fuel	115.1	144.1
Purchased power	14.4	17.1
Cost of natural gas sold	50.3	43.3
Other	121.2	121.8
Depreciation and amortization	80.9	76.8
Taxes, other than income	48.5	47.6
Total expenses	430.4	450.7
Income from operations	120.6	121.4
Other income
Allowance for other funds used during construction	5.6	3.8
Other income, net	1.3	1.2
Total other income	6.9	5.0
Interest charges
Interest on long-term debt	29.0	27.7
Interest expense	1.2	1.1
Allowance for borrowed funds used during construction	(2.7)	(1.8)
Total interest charges	27.5	27.0
Income before provision for income taxes	100.0	99.4
Provision for income taxes	36.7	36.6
Net income	63.3	62.8
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.3
Total other comprehensive income, net of tax	0.2	0.3
Comprehensive income	$63.5	$63.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2016	2015
Cash flows from operating activities
Net income	$63.3	$62.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80.9	76.8
Deferred income taxes and investment tax credits	30.4	21.2
Allowance for funds used during construction	(5.6)	(3.8)
Deferred recovery clauses	27.0	(4.7)
Receivables, less allowance for uncollectibles	24.7	13.5
Inventories	(10.3)	(21.1)
Prepayments	4.6	(5.0)
Taxes accrued	81.7	72.7
Interest accrued	24.3	22.9
Accounts payable	(41.2)	(28.3)
Other	(11.6)	(6.9)
Cash flows from operating activities	268.2	200.1
Cash flows from investing activities
Capital expenditures	(150.5)	(148.8)
Cash flows used in investing activities	(150.5)	(148.8)
Cash flows from financing activities
Common stock	25.0	20.0
Net decrease in short-term debt	(61.0)	(11.0)
Dividends	(62.6)	(55.7)
Cash flows used in financing activities	(98.6)	(46.7)
Net increase in cash and cash equivalents	19.1	4.6
Cash and cash equivalents at beginning of period	9.1	10.4
Cash and cash equivalents at end of period	$28.2	$15.0
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(4.8)	$11.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s 2015 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy. For the purposes of its consolidated financial reporting, TEC is comprised of the electric division, generally referred to as Tampa Electric, the natural gas division, generally referred to as PGS, and potentially the accounts of VIEs for which it is the primary beneficiary. For the periods presented, no VIEs have been consolidated (see Note 13).

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Mar. 31, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended Mar. 31, 2016 and 2015. The results of operations for the three months ended Mar. 31, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On Sept. 4, 2015, TECO Energy and Emera entered into the Merger Agreement. Upon closing, TECO Energy will become a wholly owned indirect subsidiary of Emera. See Note 14 for further information.

Revenues

As of Mar. 31, 2016 and Dec. 31, 2015, unbilled revenues of $56.8 million and $53.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27.9 million and $27.4 million for the three months ended Mar. 31, 2016 and 2015, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance became effective for TEC beginning in 2016 and is required to be applied on a retrospective basis for all periods presented. As of Mar. 31, 2016 and Dec. 31, 2015, TEC classified $17.9 million and $18.1 million, respectively, of debt issuance costs, which do not include costs for line-of-credit arrangements, as a deduction in the “Long-term debt, less amount due within one year” line item on the company’s Consolidated Condensed Balance Sheet (previously classified as an asset in the “Unamortized debt expense” line item). The guidance did not affect TEC’s results of operations or cash flows.

Future Accounting Pronouncements

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

Leases

In February 2016, the FASB issued guidance regarding the accounting for leases. The objective is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. Under the existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. Recognition of expenses for both operating and finance leases will be similar to existing guidance and as a result is expected to limit the impact of the changes on the income statement and statement of cash flows. In addition, the guidance will require additional disclosures regarding key information about leasing arrangements. This guidance will be effective for TEC beginning in 2019, with early adoption permitted, and will be applied using a modified retrospective approach. TEC is currently evaluating the impacts of the adoption of the guidance on its financial statements.

Derivative Contract Novations

In March 2016, the FASB issued guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for TEC beginning in 2017, with early adoption permitted, and may be applied on a prospective or modified retrospective basis. The guidance will not affect TEC’s current financial statements. However, TEC will assess the impact of this guidance on future derivative contract novations, if any.

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

Details of the regulatory assets and liabilities as of Mar. 31, 2016 and Dec. 31, 2015 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$77.0	$74.6
Cost-recovery clauses - deferred balances (2)	0.0	5.2
Cost-recovery clauses - offsets to derivative liabilities (2)	25.9	26.2
Environmental remediation (3)	54.4	54.0
Postretirement benefits (4)	236.4	238.3
Deferred bond refinancing costs (5)	6.2	6.5
Competitive rate adjustment (2)	2.5	2.6
Other	10.6	10.7
Total regulatory assets	413.0	418.1
Less: Current portion	39.9	44.3
Long-term regulatory assets	$373.1	$373.8
Regulatory liabilities:
Regulatory tax liability	$5.6	$5.7
Cost-recovery clauses (2)	76.1	54.2
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (6)	561.7	570.0
Other	0.5	0.7
Total regulatory liabilities	700.0	686.7
Less: Current portion	104.5	83.2
Long-term regulatory liabilities	$595.5	$603.5
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

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the three months ended Mar. 31, 2016 and 2015 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

The IRS concluded its examination of TECO Energy’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2015 and 2016 are currently under examination by the IRS under its Compliance Assurance Program. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized. TEC does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits by the end of 2016.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Mar. 31, 2016 and 2015, respectively, was $2.9 million and $2.6 million for pension benefits, and $1.5 million and $1.4 million for other postretirement benefits.

For the fiscal 2016 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.685%.  For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.667%. Additionally, TECO Energy made contributions of $4.7 million and $14.9 million to its pension plan in the three months ended Mar. 31, 2016 and 2015, respectively. TEC’s portion of the contributions was $3.9 million and $11.0 million, respectively.

Included in the benefit expenses discussed above, for the three months ended Mar. 31, 2016 and 2015, TEC reclassified $2.0 million and $1.9 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

At Mar. 31, 2016 and Dec. 31, 2015, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	0.0	0.0	150.0	61.0	0.0
Total	$475.0	$0.0	$0.5	$475.0	$61.0	$0.5
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.

At Mar. 31, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Mar. 31, 2016 and Dec. 31, 2015 was 1.0% and 0.89%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Mar. 31, 2016, TEC’s total long-term debt had a carrying amount of $2,245.3 million and an estimated fair market value of $2,483.1 million. At Dec. 31, 2015, TEC’s total long-term debt had a carrying amount of $2,245.0 million and an estimated fair market value of $2,433.3 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are Level 2 instruments (see Note 11 for information regarding the fair value hierarchy).

Purchase in Lieu of Redemption of Revenue Refunding Bonds

On Mar. 19, 2008, the HCIDA remarketed $86.0 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) (the Series 2006 HCIDA Bonds) in a term-rate mode pursuant to the terms of the Loan and Trust agreement governing those bonds. The Series 2006 HCIDA Bonds bore interest at a term rate of 5.00% per annum from Mar. 19, 2008 to Mar. 15, 2012. On Mar. 15, 2012, TEC purchased in lieu of redemption the Series 2006 HCIDA Bonds. The Series 2006 HCIDA Bonds bore interest at a term rate of 1.875% per annum from Mar. 15, 2012 to Mar. 15, 2016. On Mar. 15, 2016, pursuant to the terms of the Loan and Trust Agreement governing the Series 2006 HCIDA Bonds, a mandatory tender occurred and a term rate of 2.00% per annum will apply from Mar. 15, 2016 to Mar. 15, 2020. The 2016 mandatory tender did not impact the Consolidated Condensed Balance Sheet. TEC is responsible for payment of the interest and principal associated with the Series 2006 HCIDA Bonds. Regularly scheduled principal and interest when due, are insured by Ambac Assurance Corporation.

As of Mar. 31, 2016, $232.6 million of bonds purchased in lieu of redemption, including the series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, the suit filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries, remains pending, with a trial currently expected in October 2016.

PGS Compliance Matter

          In 2015, FPSC staff presented PGS with a summary of alleged safety rule violations, many of which were identified during PGS’ implementation of an action plan it instituted as a result of audit findings cited by FPSC audit staff in 2013. Following the 2013 audit and 2015 discussions with FPSC staff, PGS took immediate and significant corrective actions. The FPSC audit staff published a follow-up audit report that acknowledged the progress that had been made and found that further improvements were needed.  As a result of this report, the Office of Public Counsel (OPC) filed a petition with the FPSC pointing to the violations of rules for safety inspections seeking fines or possible refunds to customers by PGS. On Feb. 25, 2016, the FPSC staff issued a notice informing PGS that the staff would be making a recommendation to the FPSC to initiate a show cause proceeding against PGS for alleged safety rule violations, with total potential penalties of up to $3.9 million. On Apr. 18, 2016, PGS reached a settlement regarding this matter with the OPC and FPSC staff and agreed to pay a $1 million civil penalty and customer refunds of $2 million. The FPSC approved the settlement agreement on May 5, 2016.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2016, TEC has estimated its ultimate financial liability to be $33.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Mar. 31, 2016 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2016	2017-2020	2020	Total	at Mar. 31, 2016
TEC (2)	$0.0	$0.0	$0.5	$0.5	$0.1

(1) These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2020.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation under these agreements at Mar. 31, 2016. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2016, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa			Tampa Electric
Three months ended Mar. 31,	Electric	PGS	Eliminations	Company
2016
Revenues - external	$424.2	$126.8	$0.0	$551.0
Intracompany sales	0.3	4.4	(4.7)	0.0
Total revenues	424.5	131.2	(4.7)	551.0
Depreciation and amortization	66.1	14.8	0.0	80.9
Total interest charges	23.8	3.7	0.0	27.5
Provision for income taxes	27.8	8.9	0.0	36.7
Net income	$50.2	$13.1	$0.0	$63.3
2015
Revenues - external	$450.4	$121.7	$0.0	$572.1
Intracompany sales	0.2	1.2	(1.4)	0.0
Total revenues	450.6	122.9	(1.4)	572.1
Depreciation and amortization	62.9	13.9	0.0	76.8
Total interest charges	23.5	3.5	0.0	27.0
Provision for income taxes	27.4	9.2	0.0	36.6
Net income	$48.2	$14.6	$0.0	$62.8
Total assets at Mar. 31, 2016	$6,600.4	$1,109.6	$(5.2)	$7,704.8
Total assets at Dec. 31, 2015 (1)	6,620.2	1,097.7	(9.3)	7,708.6

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of Mar. 31, 2016, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at Mar. 31, 2016 and Dec. 31, 2015 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. There were no derivative assets as of Mar. 31, 2016 and Dec. 31, 2015. Derivative liabilities totaled $23.0 million and $26.2 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Mar. 31, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Mar. 31, 2016, net pretax losses of $22.2 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Mar. 31, 2016 and Dec. 31, 2015 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2016 and 2015, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three months ended Mar. 31, 2016 and 2015 is presented in Note 12. Gains and losses were the result of interest rate contracts and the reclassification to income was reflected in “Interest expense”.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Feb. 28, 2018 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of Mar. 31, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	25.1
2017	0.0	9.9
2018	0.0	0.7
Total	0.0	35.7

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of Mar. 31, 2016, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2016 and Dec. 31, 2015. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Derivative Fair Value Measures
	As of Mar. 31, 2016
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$23.0	$0.0	$23.0

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$26.2	$0.0	$26.2

Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At Mar. 31, 2016, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.3	(0.1)	0.2
Gain on cash flow hedges	0.3	(0.1)	0.2
Total other comprehensive income	$0.3	$(0.1)	$0.2
2015
Unrealized gain on cash flow hedges	$0.3	$(0.2)	$0.1
Reclassification from AOCI to net income	0.4	(0.2)	0.2
Gain on cash flow hedges	0.7	(0.4)	0.3
Total other comprehensive income	$0.7	$(0.4)	$0.3

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2016	Dec. 31, 2015
Net unrealized losses from cash flow hedges (1)	$(3.4)	$(3.6)
Total accumulated other comprehensive loss	$(3.4)	$(3.6)

(1)	Net of tax benefit of $2.1 million and $2.3 million as of Mar. 31, 2016 and Dec. 31, 2015, respectively.

13. Variable Interest Entities

The determination of a VIE’s primary beneficiary is the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $12.6 million and $5.4 million under these PPAs for the three months ended Mar. 31, 2016 and 2015, respectively.

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

The closing of the Merger is subject to certain conditions, including, among others, (i) approval of TECO Energy shareholders representing a majority of the outstanding shares of TECO Energy common stock (which approval was obtained at the special meeting of shareholders held on Dec. 3, 2015), (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period (which expired on Feb. 5, 2016), (iii) receipt of all required regulatory approvals, including from the FERC, the NMPRC and the Committee on Foreign Investment in the United States (which, with respect to the FERC and the Committee on Foreign Investment in the United States, was obtained on Jan. 20, 2016 and Mar. 23, 2016, respectively), (iv) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the Merger, (v) the absence of any material adverse effect with respect to TECO Energy and (vi) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement.

On Apr. 11, 2016, Emera and TECO Energy filed with the NMPRC an unopposed stipulation agreement reflecting a settlement reached with certain intervening parties in the acquisition case currently pending before the NMPRC for approval of the transaction. The stipulation is subject to review and approval by the NMPRC. The NMPRC hearing to consider the acquisition is scheduled to begin in May 2016.

TECO Energy is also subject to a “no shop” restriction that limits its ability to solicit alternative acquisition proposals or provide nonpublic information to, and engage in discussion with, third parties.

Either party may terminate the Merger Agreement if (i) the closing of the Merger has not occurred by Sept. 30, 2016 (subject to a 6-month extension if required to obtain necessary regulatory approvals) or (ii) a law or judgment preventing or prohibiting the closing of the Merger has become final. If the Merger Agreement is terminated under certain circumstances, including the failure to obtain required regulatory approvals, Emera must pay TECO Energy a termination fee of $326.9 million.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other  information contained in this Managements Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: the ability to successfully close the Merger with Emera on the anticipated schedule, if at all; regulatory actions by federal, state or local authorities; the ability to successfully implement the integration plans for NMGC and generate the expected financial results; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2015.

Earnings Summary - Unaudited

	Three Months Ended Mar. 31,
(millions) Except per-share amounts	2016	2015
Consolidated revenues	$659.5	$693.0
Net income from continuing operations	73.7	63.8
Loss on discontinued operations, net	0.1	(5.8)
Net income	73.8	58.0
Average common shares outstanding
Basic	234.0	232.8
Diluted	235.2	233.5
Earnings per share – basic
Continuing operations	$0.31	$0.27
Discontinued operations	0.00	(0.02)
Earnings per share - basic	$0.31	$0.25
Earnings per share – diluted
Continuing operations	$0.31	$0.27
Discontinued operations	0.00	(0.02)
Earnings per share - diluted	$0.31	$0.25

Operating Results

Three Months Ended Mar. 31, 2016

First-quarter 2016 net income was $73.8 million, or $0.31 per share, compared with $58.0 million, or $0.25 per share, in the first quarter of 2015.  Net income from continuing operations was $73.7 million, or $0.31 per share, in the 2016 first quarter, compared with $63.8 million, or $0.27 per share, for the same period in 2015. The first quarter losses in discontinued operations of $5.8 million in 2015 reflected the operating results and charges associated with TECO Coal, which was sold in 2015 (see Note 15 to the TECO Energy Consolidated Financial Statements).

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2016 was $50.2 million, compared with $48.2 million for the same period in 2015.  Results for the quarter reflected a 1.7% higher average number of customers, and higher energy sales primarily due to the higher number of customers. Results reflected operations and maintenance expense slightly higher than 2015, and higher depreciation and interest expenses. First-quarter net income in 2016 included $5.6 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $3.8 million in the 2015 quarter.

Total degree days in Tampa Electric's service area in the first quarter of 2016 were 3% above normal, but 4% below the 2015 period, when degree days were 6% above normal. Total net energy for load increased 1.7% in the first quarter of 2016, compared with the same period in 2015. In the 2016 period, pretax base revenues were $6.2 million higher than in 2015, driven by customer growth and higher energy sales. The quarter included more than $1 million of higher pretax base revenue from higher base rates, as a result of the 2013 rate case settlement.

While net energy for load is a calendar measurement of retail energy sales rather than a billing-cycle measurement, the quarterly energy sales shown on the following table reflect the energy sales based on billing cycles, which can vary period to period. Retail energy sales to residential and commercial customers increased primarily from weather and customer growth.  Sales to non-phosphate industrial customers increased due to the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was slightly higher than in the 2015 quarter, reflecting higher costs to safely and reliably operate and maintain the generating, transmission and distribution systems, essentially offset by lower employee-related costs, primarily due to the lower level of short-term incentive accruals for all employees in 2016 compared to 2015.  Depreciation and amortization expense increased $2.0 million in 2016, as a result of normal additions to facilities to reliably serve customers, and interest expense increased $0.7 million due to higher long-term debt balances.

A summary of Tampa Electric’s regulated operating statistics for the three months ended Mar. 31, 2016 and 2015 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended Mar. 31,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$217.4	$213.4	1.9	1,914.6	1,839.4	4.1
Commercial	132.8	133.0	(0.2)	1,388.0	1,350.1	2.8
Industrial – Phosphate	13.1	13.4	(2.4)	163.5	167.7	(2.5)
Industrial – Other	25.5	24.8	2.9	297.2	279.4	6.4
Other sales of electricity	39.5	40.5	(2.5)	401.3	400.1	0.3
Deferred and other revenues (1)	(19.4)	7.5	(360.2)
Total energy sales	$408.9	$432.6	(5.5)	4,164.6	4,036.7	3.2
Sales for resale	1.4	1.9	(25.8)	50.3	53.5	(6.0)
Other operating revenue	14.2	16.1	(11.6)
Total revenues	$424.5	$450.6	(5.8)	4,214.9	4,090.2	3.0
Average customers (thousands)	726.1	714.0	1.7
Retail net energy for load (kilowatt hours)				4,317.0	4,242.3	1.7

(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $13.1 million for the first quarter, compared with $14.6 million in the 2015 quarter. Average customer growth was 2.4% in the quarter. Therm sales to residential customers decreased as a result of mild winter weather that was partially offset by customer growth. Sales to commercial customers increased due to customer growth from the stronger economy and increased sales of compressed natural gas to vehicle fleets.  Sales to power-generation customers and off-system sales increased, reflecting higher levels of operation by gas-fired generation in the state due to lower natural gas prices. First-quarter results in 2016 reflected non-fuel operations and maintenance expense $1.0 million higher than in 2015, driven by higher operating and compliance costs, partially offset by lower employee-related costs, primarily due to the lower level of short-term incentive accruals for all employees in 2016 compared to 2015. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers.

A summary of PGS’s regulated operating statistics for the three months ended Mar. 31, 2016 and 2015 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Mar. 31,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$50.5	$49.3	2.5	32.9	34.4	(4.2)
Commercial	42.8	41.6	2.9	141.1	138.2	2.1
Industrial	3.3	3.2	1.6	83.5	76.1	9.6
Off system sales	12.9	7.8	65.1	53.9	23.4	130.0
Power generation	2.1	1.9	7.9	190.6	184.6	3.2
Other revenues	16.6	16.1	3.0
Total	$128.2	$119.9	6.8	502.0	456.7	9.9
By Sales Type
System supply	$75.5	$69.4	8.6	94.1	66.3	42.0
Transportation	36.1	34.4	5.1	407.9	390.4	4.5
Other revenues	16.6	16.1	3.0
Total	$128.2	$119.9	6.8	502.0	456.7	9.9
Average customers (thousands)	367.5	359.0	2.4

New Mexico Gas Company

NMGC reported first-quarter net income of $15.2 million, compared with $13.9 million in the 2015 period. Results reflected the benefit of heating degree days that were almost 3% higher than 2015, but nearly 7% below normal.  Growth in the average number of customers in the 2016 quarter was 0.6%. Operating and maintenance expense was slightly lower from acquisition synergies and a focus on cost control.  Results included $1.9 million of pretax rate credits to customers under the Certification of Stipulation approved by the NMPRC in 2014.

A summary of NMGC’s regulated operating statistics for the three months ended Mar. 31, 2016 and 2015 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Mar. 31,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$77.7	$87.5	(11.1)	122.6	121.2	1.1
Commercial	19.8	23.2	(14.6)	42.0	41.1	2.3
Industrial	0.2	0.2	(22.5)	0.4	0.4	1.9
Off system sales	0.6	0.3	98.4	3.9	1.2	222.5
On system transportation	6.6	6.1	8.2	95.1	84.7	12.2
Off system transportation	0.2	0.2	3.4	11.1	10.3	8.0
Other revenues	1.5	1.5	(1.1)
Total	$106.6	$119.0	(10.4)	275.1	258.9	6.2
By Sales Type
System supply	$98.3	$111.2	(11.6)	168.9	163.9	3.0
Transportation	6.8	6.3	8.0	106.2	95.0	11.7
Other revenues	1.5	1.5	(1.1)
Total	$106.6	$119.0	(10.4)	275.1	258.9	6.2
Average customers (thousands)	519.7	516.8	0.6

Other (net)

The first quarter 2016 cost from continuing operations for Other – net of $4.8 million included $0.1 million of costs associated with the pending Emera transaction, compared with the cost of $12.9 million in 2015, which included $0.7 million of NMGC-related integration costs.  First-quarter results in 2016 reflected a $5.8 million tax benefit due to an accounting rule change related to stock-based incentive compensation, and lower interest expense as a result of refinancing debt maturities.

The segment data in Note 11 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion above nets the two segments.

Discontinued Operations – TECO Coal

The sale of TECO Coal closed in September 2015. The $0.1 million first quarter gain recorded in discontinued operations reflects a refund of prepaid costs recorded in the Other – net segment, compared with a $5.8 million loss in the 2015 period, which reflected  TECO Coal’s operating results prior to its sale.

Income Taxes

The provisions for income taxes from continuing operations for the three month periods ended Mar. 31, 2016 and 2015 were $35.7 million and $39.9 million, respectively. The provision for income taxes for the three months ended Mar. 31, 2016 was impacted by higher operating income offset by a tax benefit related to long-term incentive compensation share vestings (see Note 2 to the TECO Energy Consolidated Financial Statements).

Pending Acquisition by Emera Status

•

On Oct. 19, 2015, TECO Energy and Emera filed for approval of the Merger with the NMPRC Docket No. 15-00327-UT. On Apr. 11, TECO Energy and Emera announced that they had filed an unopposed stipulation with the NMPRC reflecting a settlement reached with intervening parties in the acquisition case currently pending before the NMPRC for approval of Emera’s acquisition of TECO Energy and the indirect acquisition of NMGC. This stipulation was subject to a public hearing before the hearing examiner, which was held May 2. A final recommendation by the hearing examiner and final approval by the NMPRC are required.

•	On Dec. 3, 2015, TECO Energy shareholders approved the Merger with Emera.
•	On Jan. 20, 2016, the FERC issued an order authorizing the Merger, finding that it is consistent with the public interest.
•	On Feb. 8 the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired without comment.
•

On Mar. 23, Emera announced that the Committee on Foreign Investment in the United States had completed its review of the acquisition of TECO Energy and had determined that there are no unresolved national security concerns with respect to the acquisition.

Liquidity and Capital Resources

The table below sets forth the Mar. 31, 2016 consolidated liquidity and cash balances, the cash balances at the operating companies and Parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities (1)	$1,300.0	$475.0	$125.0	$700.0
Drawn amounts/letters of credit (1)	515.2	0.5	1.7	513.0
Available credit facilities	784.8	474.5	123.3	187.0
Cash and short-term investments	46.1	28.2	3.1	14.8
Total liquidity	$830.9	$502.7	$126.4	$201.8

(1)	Includes amounts under the TECO Energy/TECO Finance $400 million one-year term loan facility that was fully funded on Mar. 14, 2016.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2016, TECO Energy and its subsidiaries were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at Mar. 31, 2016. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	Mar. 31, 2016
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	45.9%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	45.9%
6.25% senior notes	Debt/capital Limit on liens (3)	Cannot exceed 60% Cannot exceed $700	45.9% $0 liens outstanding
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	28.7%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	28.7%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	45.9%
TECO Energy/TECO Finance
Credit facility - 2013 $300 million (2)	Debt/capital	Cannot exceed 65%	61.6%
Credit facility - 2016 $400 million (2)	Debt/capital	Cannot exceed 65%	61.6%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.

Credit Ratings of Senior Unsecured Debt at Mar. 31, 2016

	Standard & Poor’s (S&P)	Moody’s	Fitch
Tampa Electric Company	BBB+	A2	A-
New Mexico Gas Company	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa1	BBB

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

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TECO Energy Consolidated Financial Statements). The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings (see the Risk Factors in Item 1A of TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2015). These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Mar. 31, 2016, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

The company’s critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets, goodwill and regulatory accounting. For further discussion of critical accounting policies, see TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2015.

Regulatory

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

The FPSC audit staff published a follow-up audit report that acknowledged the progress that had been made and found that further improvements were needed.  As a result of this report, the OPC filed a petition with the FPSC pointing to the violations of rules for safety inspections seeking fines or possible refunds to customers by PGS. On Feb. 25, 2016, the FPSC staff issued a notice informing PGS that the staff would be making a recommendation to the FPSC to initiate a show cause proceeding against PGS for alleged safety rule violations, with total potential penalties of up to $3.9 million. On Apr. 18, 2016, PGS reached a settlement regarding this matter with the OPC and FPSC staff and agreed to pay a $1.0 million civil penalty and make refunds to customers of $2.0 million. The FPSC approved the settlement agreement on May 5, 2016 (see Note 10 to the TECO Energy Consolidated Financial Statements).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 5% from Dec. 31, 2015 to Mar. 31, 2016. For natural gas, the company maintained a similar volume hedged as of Mar. 31, 2016 as compared to Dec. 31, 2015.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the three month period ended Mar. 31, 2016:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2015	$(26.0)
Additions and net changes in unrealized fair value of derivatives	(9.7)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	12.6
Net fair value of derivatives as of Mar. 31, 2016	$(23.1)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2015	$(26.0)
Change in fair value of derivative net asset (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	(9.7)
Recorded in earnings	0.0
Realized net settlement of derivatives	12.6
Net fair value of derivatives as of Mar. 31, 2016	$(23.1)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Mar. 31, 2016:
Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	(22.3)	(0.8)	(23.1)
Model prices (2)	0.0	0.0	0.0
Total	$(22.3)	$(0.8)	$(23.1)
(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of	Average Price	Total Number of Shares	Maximum Number (or
	Shares (or Units)	Paid per Share	(or Units) Purchased as	Approximate Dollar Value)
	Purchased (1)	(or Unit)	Part of Publicly	of Shares (or Units) that
			Announced Plans or	May Yet Be Purchased
			Programs	Under the Plans or
				Programs
Jan. 1, 2016 - Jan. 31, 2016	219,281	$27.00	0	0
Feb. 1, 2016 - Feb. 29, 2016	6,929	$27.42	0	0
Mar. 1, 2016 - Mar. 31, 2016	1,390	$27.51	0	0
Total 1st Quarter 2016	227,600	$27.02	0	0
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

TECO ENERGY, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 5, 2016	By:	/s/ S. W. CALLAHAN
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

10.1

Credit Agreement dated as of Mar. 14, 2016, among TECO Finance, Inc., as Borrower, TECO Energy, Inc. as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated Mar. 14, 2016 of TECO Energy, Inc.).

*

10.2	Form of Restricted Stock Unit Award Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan, as amended.

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan, as amended.

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

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