Form 10-Q
period 2016-06-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2016-08-09
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of July 29, 2016, there were 1,000 shares of TECO Energy, Inc.’s common stock outstanding, all of which were held, beneficially and of record, by Emera Inc. As of July 29, 2016, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	Dec. 31,
(millions)	2016	2015
Current assets
Cash and cash equivalents	$29.2	$23.8
Receivables, less allowance for uncollectibles of $2.0 and $2.1 at June 30, 2016 and Dec. 31, 2015, respectively	256.5	280.7
Inventories, at average cost
Fuel	106.8	113.4
Materials and supplies	78.8	76.8
Regulatory assets	18.4	44.8
Prepayments and other current assets	29.4	30.8
Total current assets	519.1	570.3

Property, plant and equipment
Utility plant in service
Electric	7,419.5	7,270.3
Gas	2,191.9	2,113.8
Construction work in progress	855.9	794.7
Other property	16.4	15.9
Property, plant and equipment, at original costs	10,483.7	10,194.7
Accumulated depreciation	(2,810.1)	(2,712.9)
Total property, plant and equipment, net	7,673.6	7,481.8

Other assets
Regulatory assets	392.9	395.2
Goodwill	408.4	408.4
Deferred charges and other assets	85.7	77.8
Total other assets	887.0	881.4
Total assets	$9,079.7	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	June 30,	Dec. 31,
(millions)	2016	2015
Current liabilities
Long-term debt due within one year	$0.0	$333.3
Notes payable	615.0	247.0
Accounts payable	295.1	255.4
Customer deposits	168.5	182.1
Regulatory liabilities	130.1	84.8
Derivative liabilities	1.1	24.1
Interest accrued	34.3	36.2
Taxes accrued	46.0	13.2
Dividends declared	26.8	0.0
Other	21.8	22.6
Total current liabilities	1,338.7	1,198.7

Other liabilities
Deferred income taxes	635.1	570.7
Investment tax credits	10.3	10.5
Regulatory liabilities	723.8	715.8
Deferred credits and other liabilities	371.5	389.6
Long-term debt, less amount due within one year	3,490.0	3,489.2
Total other liabilities	5,230.7	5,175.8

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 235.5 million and 235.3 million shares outstanding at June 30, 2016 and Dec. 31, 2015, respectively)	235.5	235.3
Additional paid in capital	1,898.5	1,894.5
Retained earnings	387.7	441.4
Accumulated other comprehensive loss	(11.4)	(12.2)
Total capital	2,510.3	2,559.0
Total liabilities and capital	$9,079.7	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Three months ended June 30,
(millions, except per share amounts)		2016	2015
Revenues
Regulated electric		$498.0	$531.7
Regulated gas		151.4	146.5
Unregulated		2.9	2.4
Total revenues		652.3	680.6
Expenses
Regulated operations and maintenance
Fuel		137.4	171.8
Purchased power		27.8	19.6
Cost of natural gas sold		50.8	49.1
Other		154.6	155.4
Operations and maintenance other expense		1.4	1.1
Merger transaction-related costs		71.4	0.0
Depreciation and amortization		90.2	87.0
Taxes, other than income		52.0	53.3
Total expenses		585.6	537.3
Income from operations		66.7	143.3
Other income
Allowance for other funds used during construction		5.9	3.7
Other income, net		1.0	1.4
Total other income		6.9	5.1
Interest charges
Interest expense		46.7	48.2
Allowance for borrowed funds used during construction		(2.9)	(1.8)
Total interest charges		43.8	46.4
Income from continuing operations before provision for income taxes		29.8	102.0
Provision for income taxes		24.3	40.5
Net income from continuing operations		5.5	61.5
Discontinued operations
Loss from discontinued operations		(0.4)	(78.1)
Benefit for income taxes		(0.2)	(28.4)
Loss from discontinued operations, net		(0.2)	(49.7)
Net income		$5.3	$11.8
Average common shares outstanding	– Basic	234.3	233.0
	– Diluted	235.5	233.6
Earnings per share from continuing operations	– Basic	$0.03	$0.26
	– Diluted	$0.03	$0.26
Earnings per share from discontinued operations	– Basic	$0.00	$(0.21)
	– Diluted	$0.00	$(0.21)
Earnings per share	– Basic	$0.03	$0.05
	– Diluted	$0.03	$0.05
Dividends paid per common share outstanding		$0.230	$0.225

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

		Six months ended June 30,
(millions, except per share amounts)		2016	2015
Revenues
Regulated electric		$921.4	$981.4
Regulated gas		384.3	386.7
Unregulated		6.1	5.5
Total revenues		1,311.8	1,373.6
Expenses
Regulated operations and maintenance
Fuel		252.6	315.9
Purchased power		42.2	36.7
Cost of natural gas sold		147.6	152.1
Other		296.9	299.1
Operations and maintenance other expense		1.3	2.7
Merger transaction-related costs		71.5	0.0
Depreciation and amortization		180.0	172.5
Taxes, other than income		104.9	105.1
Total expenses		1,097.0	1,084.1
Income from operations		214.8	289.5
Other income
Allowance for other funds used during construction		11.6	7.5
Other income, net		2.5	3.0
Total other income		14.1	10.5
Interest charges
Interest expense		95.6	98.0
Allowance for borrowed funds used during construction		(5.9)	(3.7)
Total interest charges		89.7	94.3
Income from continuing operations before provision for income taxes		139.2	205.7
Provision for income taxes		60.0	80.4
Net income from continuing operations		79.2	125.3
Discontinued operations
Loss from discontinued operations		(0.2)	(87.7)
Benefit for income taxes		(0.1)	(32.2)
Loss from discontinued operations, net		(0.1)	(55.5)
Net income		$79.1	$69.8
Average common shares outstanding	– Basic	234.1	232.9
	– Diluted	235.4	233.5
Earnings per share from continuing operations	– Basic	$0.34	$0.53
	– Diluted	$0.34	$0.53
Earnings per share from discontinued operations	– Basic	$0.00	$(0.23)
	– Diluted	$0.00	$(0.23)
Earnings per share	– Basic	$0.34	$0.30
	– Diluted	$0.34	$0.30
Dividends paid per common share outstanding		$0.46	$0.45

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
Net income	$5.3	$11.8	$79.1	$69.8
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	2.8	0.4	3.1
Amortization of unrecognized benefit costs and other	(0.2)	1.0	0.3	1.6
Recognized cost due to curtailment	0.1	0.0	0.1	0.0
Other comprehensive income, net of tax	0.1	3.8	0.8	4.7
Comprehensive income	$5.4	$15.6	$79.9	$74.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2016	2015
Cash flows from operating activities
Net income	$79.1	$69.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	180.0	173.3
Deferred income taxes and investment tax credits	60.3	46.9
Allowance for other funds used during construction	(11.6)	(7.5)
Non-cash stock compensation	6.4	6.9
Loss on disposals of business/assets, pretax	0.3	0.0
Deferred recovery clauses	42.5	(4.1)
Asset impairment, pretax	0.0	78.6
Receivables, less allowance for uncollectibles	24.2	39.8
Inventories	4.6	(37.2)
Prepayments and other current assets	2.9	(12.2)
Taxes accrued	35.9	19.0
Interest accrued	(1.9)	(1.8)
Accounts payable	55.7	(58.3)
Other	(20.2)	(15.1)
Cash flows from operating activities	458.2	298.1
Cash flows from investing activities
Capital expenditures	(384.8)	(335.7)
Net proceeds from sale of business/assets	8.7	0.0
Other investing activities	(0.2)	(0.1)
Cash flows used in investing activities	(376.3)	(335.8)
Cash flows from financing activities
Dividends and dividend equivalents	(108.6)	(105.9)
Proceeds from the sale of common stock	4.1	3.5
Proceeds from long-term debt issuance	0.0	500.0
Repayment of long-term debt	(333.3)	(274.5)
Net decrease in short-term debt (maturities of 90 days or less)	(32.0)	(53.5)
Proceeds from other short-term debt (maturities over 90 days)	400.0	0.0
Other financing activities	(6.7)	(1.3)
Cash flows from (used in) financing activities	(76.5)	68.3
Net increase in cash and cash equivalents	5.4	30.6
Cash and cash equivalents at beginning of the period	23.8	25.4
Cash and cash equivalents at end of the period	$29.2	$56.0
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(14.2)	$1.6
Dividends declared and not paid	$26.8	$0.0

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

Principles of Consolidation and Basis of Presentation

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of June 30, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. See Note 16 for further information.

Revenues

As of June 30, 2016 and Dec. 31, 2015, unbilled revenues of $73.2 million and $81.1 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipt Taxes

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28.6 million and $56.5 million for the three and six months ended June 30, 2016, respectively, compared to $29.3 million and $56.6 million for the three and six months ended June 30, 2015, respectively.

NMGC is an agent in the collection and payment of franchise fees and gross receipt taxes and is not required by a tariff to present the amounts on a gross basis. Therefore, NMGC’s franchise fees and gross receipt taxes are presented net with no line-item impact on the Consolidated Condensed Statements of Income.

2. New Accounting Pronouncements

Change in Accounting Policy

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance became effective for the company beginning in 2016 and is required to be applied on a retrospective basis for all periods presented. As of June 30, 2016 and Dec. 31, 2015, the company classified $25.2 million and $27.7 million, respectively, of debt issuance costs, which do not include costs for line-of-credit arrangements, as a deduction in the “Long-term debt, less amount due within one year” line item on the company’s Consolidated Condensed Balance Sheet (previously classified in the “Deferred charges and other assets” line item). The guidance did not affect the company’s results of operations or cash flows.

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

•	Accounting for forfeitures – The company’s policy is to estimate the number of awards expected to be forfeited, which is consistent with prior periods.
•	Classification of awards - The company had no share-based payments classified as liability awards as of June 30, 2016 or Dec. 31, 2015.
•

Presentation on the statement of cash flows – Excess tax benefits are required to be presented as an operating activity on the statement of cash flows rather than as a financing activity. The change may be applied retrospectively or prospectively. The company elected to apply it prospectively, and prior periods were not retrospectively adjusted. Additionally, employee taxes paid by an employer to a tax authority when shares are withheld for tax-withholding purposes are required to be presented as a financing activity on a retrospective basis for all periods presented. Therefore, the company reclassified $1.3 million from operating activities to financing activities for the six months ended June 30, 2015.

Future Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers.  This guidance will be effective for the company beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. The company will adopt this guidance effective Jan. 1, 2018. The company has developed an implementation plan and is continuing to evaluate the available adoption methods and the impact of the adoption of this guidance on its financial statements, but does not expect the impact to be significant.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. This guidance will be effective for the company beginning in 2020, with early adoption permitted in 2019, and will be applied using a modified retrospective approach. The company is currently evaluating the impacts of the adoption of the guidance on its financial statements.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$80.8	$74.7
Cost-recovery clauses - deferred balances (2)	2.5	5.5
Cost-recovery clauses - offsets to derivative liabilities (2)	1.1	26.5
Environmental remediation (3)	54.6	54.0
Postretirement benefits (4)	236.2	240.6
Deferred bond refinancing costs (5)	7.4	6.5
Debt basis adjustment (6)	15.8	17.5
Competitive rate adjustment (2)	2.5	2.6
Other	10.4	12.1
Total regulatory assets	411.3	440.0
Less: Current portion	18.4	44.8
Long-term regulatory assets	$392.9	$395.2
Regulatory liabilities:
Regulatory tax liability	$7.3	$7.9
Cost-recovery clauses (2)	98.0	55.9
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (7)	678.6	679.9
Other	13.9	0.8
Total regulatory liabilities	853.9	800.6
Less: Current portion	130.1	84.8
Long-term regulatory liabilities	$723.8	$715.8

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

(7)

This item represents the non-ARO cost of removal in the accumulated reserve for depreciation. AROs are costs for legally required removal of property, plant and equipment. Non-ARO cost of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment, net of salvage value upon retirement, which reduces rate base for ratemaking purposes.  This liability is reduced as costs of removal are incurred.

4. Income Taxes

The effective tax rate increased to 43.10% for the six months ended June 30, 2016 from 39.09% for the same period in 2015 primarily due to non-deductible Merger transaction costs offset by the tax benefit related to long-term incentive compensation (see Notes 2 and 16 for further description).

The company’s subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2015 and 2016 are currently under examination by the IRS under its Compliance Assurance Program (CAP). Due to the Merger with Emera, the company is only eligible to participate in the CAP through its short tax year ending June 30, 2016. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. Additionally, any state net operating losses that were generated in prior years and are still being utilized are subject to examination by state jurisdictions. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state jurisdictions and foreign jurisdictions include 2005 and forward. TECO Energy does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits by the end of 2016.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. Amounts disclosed for pension benefits include the amounts related to the qualified pension plan and the non-qualified, non-contributory SERP.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2016	2015	2016	2015
Components of net periodic benefit expense
Service cost	$4.6	$6.4	$0.4	$0.5
Interest cost	8.3	8.7	2.2	2.1
Expected return on assets	(11.4)	(12.5)	(0.3)	(0.2)
Amortization of:
Prior service (benefit) cost	0.2	0.0	(0.7)	(0.6)
Actuarial loss	3.5	4.8	0.0	0.0
Regulatory asset	0.0	0.0	0.3	0.2
Curtailment cost	1.3	0.0	0.0	0.0
Settlement cost	0.6	0.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$7.1	$7.4	$1.9	$2.0
Six months ended June 30,
Components of net periodic benefit expense
Service cost	$9.0	$10.9	$0.9	$1.1
Interest cost	16.4	16.1	4.4	4.1
Expected return on assets	(22.7)	(23.3)	(0.6)	(0.5)
Amortization of:
Prior service (benefit) cost	0.2	(0.1)	(1.3)	(1.2)
Actuarial loss	6.9	8.2	0.0	0.0
Regulatory asset	0.0	0.0	0.5	0.5
Curtailment cost	1.3	0.0	0.0	0.0
Settlement cost	0.6	0.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$11.7	$11.8	$3.9	$4.0

For the 2016 plan year, TECO Energy is using an assumed long-term EROA of 7.00% and a discount rate of 4.685% for pension benefits under its qualified pension plan. For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.667% for the Florida-based plan and 4.687% for the NMGC plan. Additionally, TECO Energy made contributions of $15.6 million and $24.5 million to its pension plan for the six months ended June 30, 2016 and 2015, respectively.

For the three and six months ended June 30, 2016, TECO Energy and its subsidiaries reclassified $0.2 million and $1.0 million, respectively, of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense, compared with $1.4 million and $2.2 million for the three and six months ended June 30, 2015, respectively. In addition, during the three and six months ended June, 2016, the regulated companies reclassified $3.1 million and $5.3 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense, compared with $3.0 million and $5.2 million for the three and six months ended June 30, 2015, respectively.

The settlement cost recognized relates to the settlement of the SERP liability for the TECO Coal participant. An estimated curtailment loss for the SERP of $1.3 million was recognized in the second quarter of 2016 as a result of retirements expected in the third quarter of 2016 due to the Merger.

The company’s postretirement benefit plans were not explicitly impacted by the Merger. However, TECO Energy expects to recognize a settlement charge related to the SERP of approximately $8.0 million in the first quarter of 2017 due to retirements that will take place as a result of the Merger.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

Credit Facilities
	June 30, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	123.0	0.0	150.0	61.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(4)	300.0	90.0	0.0	300.0	163.0	0.0
1-year term facility (4)(5)	400.0	400.0	0.0	0.0	0.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	2.0	1.7	125.0	23.0	1.7
Total	$1,300.0	$615.0	$2.2	$900.0	$247.0	$2.2

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.
(4) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.
(5) This 1-year facility matures Mar. 14, 2017.

At June 30, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2016 and Dec. 31, 2015 was 1.33% and 1.29%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2016, total long-term debt had a carrying amount of $3,490.0 million and an estimated fair market value of $3,845.8 million. At Dec. 31, 2015, total long-term debt had a carrying amount of $3,822.5 million and an estimated fair market value of $4,061.6 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities totaling $58.8 million is determined using Level 1 measurements; the fair value of the remaining debt securities is determined using Level 2 measurements (see Note 13 for information regarding the fair value hierarchy).

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

As of June 30, 2016, $232.6 million of bonds purchased in lieu of redemption, including the Series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

8. Other Comprehensive Income

TECO Energy reported the following OCI related to changes in the fair value of cash flow hedges, recognized cost due to curtailment and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	0.7	(0.3)	0.4
Gain on cash flow hedges	0.3	(0.1)	0.2	0.7	(0.3)	0.4
Amortization of unrecognized benefit costs and other (2)	(0.3)	0.1	(0.2)	0.5	(0.2)	0.3
Recognized cost due to curtailment (3)	0.1	0.0	0.1	0.1	0.0	0.1
Total other comprehensive income	$0.1	$0.0	$0.1	$1.3	$(0.5)	$0.8
2015
Unrealized gain on cash flow hedges	$4.0	$(1.4)	$2.6	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	0.7	(0.4)	0.3
Gain on cash flow hedges	4.3	(1.5)	2.8	5.0	(1.9)	3.1
Amortization of unrecognized benefit costs (2)	1.6	(0.6)	1.0	2.5	(0.9)	1.6
Total other comprehensive income	$5.9	$(2.1)	$3.8	$7.5	$(2.8)	$4.7

(1) Related to interest rate contracts recognized in Interest expense.
(2) Related to postretirement benefits. See Note 5 for additional information.
(3) Related to the estimated curtailment loss for the SERP. See Note 5 for additional information.

Accumulated Other Comprehensive Loss
(millions)	June 30, 2016	Dec. 31, 2015
Unamortized pension loss and prior service credit (1)	$(33.6)	$(34.2)
Unamortized other benefit gains, prior service costs and transition obligations (2)	25.4	25.6
Net unrealized losses from cash flow hedges (3)	(3.2)	(3.6)
Total accumulated other comprehensive loss	$(11.4)	$(12.2)

(1) Net of tax benefit of $20.9 million and $21.5 million as of June 30, 2016 and Dec. 31, 2015, respectively.
(2) Net of tax expense of $15.8 million and $16.1 million as of June 30, 2016 and Dec. 31, 2015, respectively.
(3) Net of tax benefit of $2.0 million and $2.3 million as of June 30, 2016 and Dec. 31, 2015, respectively.

9. Earnings Per Share

	For the three months ended June 30,		For the six months ended June 30,
(millions, except per share amounts)	2016	2015	2016	2015
Basic earnings per share
Net income from continuing operations	$5.5	$61.5	$79.2	$125.3
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)	(0.2)	(0.4)
Income before discontinued operations available to common shareholders - Basic	$5.4	$61.3	$79.0	$124.9
Income (loss) from discontinued operations, net	$(0.2)	$(49.7)	$(0.1)	$(55.5)
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Basic	$(0.2)	$(49.7)	$(0.1)	$(55.5)
Net income	$5.3	$11.8	$79.1	$69.8
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)	(0.2)	(0.4)
Net income available to common shareholders - Basic	$5.2	$11.6	$78.9	$69.4
Average common shares outstanding - Basic	234.3	233.0	234.1	232.9
Earnings per share from continuing operations available to common shareholders - Basic	$0.03	$0.26	$0.34	$0.53
Earnings per share from discontinued operations available to common shareholders - Basic	$0.0	$(0.21)	$0.0	$(0.23)
Earnings per share available to common shareholders - Basic	$0.03	$0.05	$0.34	$0.30
Diluted earnings per share
Net income from continuing operations	$5.5	$61.5	$79.2	$125.3
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)	(0.2)	(0.4)
Income before discontinued operations available to common shareholders - Diluted	$5.4	$61.3	$79.0	$124.9
Income (loss) from discontinued operations, net	$(0.2)	$(49.7)	$(0.1)	$(55.5)
Amount allocated to nonvested participating shareholders	0.0	0.0	0.0	0.0
Income (loss) from discontinued operations available to common shareholders - Diluted	$(0.2)	$(49.7)	$(0.1)	$(55.5)
Net income	$5.3	$11.8	$79.1	$69.8
Amount allocated to nonvested participating shareholders	(0.1)	(0.2)	(0.2)	(0.4)
Net income available to common shareholders - Diluted	$5.2	$11.6	$78.9	$69.4
Unadjusted average common shares outstanding - Diluted	234.3	233.0	234.1	232.9
Assumed conversion of stock options, unvested restricted stock, unvested RSUs and contingent performance shares, net	1.2	0.6	1.3	0.6
Average common shares outstanding - Diluted	235.5	233.6	235.4	233.5
Earnings per share from continuing operations available to common shareholders - Diluted	$0.03	$0.26	$0.34	$0.53
Earnings per share from discontinued operations available to common shareholders - Diluted	$0.0	$(0.21)	$0.0	$(0.23)
Earnings per share available to common shareholders - Diluted	$0.03	$0.05	$0.34	$0.30
Anti-dilutive shares	0.0	0.4	0.3	0.3

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, a suit was filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries. The suit remains pending, with a trial currently expected in October 2016. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

In addition to the two settled class actions described above, 18 insurance carriers have filed two subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. In January 2016, the judge entered summary judgment in favor of NMGC and all of the subrogation lawsuits were dismissed. The insurance carriers subsequently filed a timely appeal of the summary judgment. In late May 2016, a settlement was reached with all the named plaintiffs in the subrogation lawsuits.

The settlements are not material to the company’s financial position as of June 30, 2016.

Proceedings in connection with the Merger with Emera

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

In November 2015, the parties to the lawsuits entered into a Memorandum of Understanding with the various shareholder plaintiffs to settle, subject to court approval, all of the pending shareholder lawsuits challenging the proposed Merger.  As a result of the Memorandum of Understanding, the company made additional disclosures related to the proposed Merger in a proxy supplement.  Subsequent to the Merger closing the parties are expected to enter into a formal settlement agreement in August, which will be filed with the Hillsborough Circuit Court Judge for approval. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into a stipulation of settlement. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

Claim in connection with the Sale of TECO Coal

As discussed in Note 15, TECO Coal was sold on Sept. 21, 2015 to Cambrian. On Mar. 18, 2016, Cambrian delivered a notice of a purported claim to TECO Diversified asserting breach of certain representations, and fraud and willful misconduct in connection therewith, of the SPA. While the outcome of such matter is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2016, TEC has estimated its ultimate financial liability to be $33.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Merger Commitments

In connection with the Merger with Emera, TECO Energy made certain commitments approved by the NMPRC. See Note 16 for additional information.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation and the year of expiration under letters of credit and guarantees as of June 30, 2016 is as follows:

(millions)				Maximum
			After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2016	2017-2020	2020	Obligation	at June 30, 2016
TECO Energy
Fuel sales and transportation (2)	$0.0	$0.0	$93.9	$93.9	$0.0
Letters of indemnity - coal mining permits (3)	85.9	0.0	0.0	85.9	0.0
	$85.9	$0.0	$93.9	$179.8	$0.0

				Maximum
(millions)			After (1)	Theoretical	Liabilities Recognized
Letters of Credit for the Benefit of:	2016	2017-2020	2020	Obligation	at June 30, 2016 (4)
TEC	$0.0	$0.0	$0.5	$0.5	$0.1
NMGC	0.0	0.0	1.7	1.7	0.8
	$0.0	$0.0	$2.2	$2.2	$0.9

(1) These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2020.

(2)    The amounts shown represent the maximum theoretical amounts of cash collateral that TECO Energy would be required to post in the event of a downgrade below investment grade for its long-term debt ratings by the major credit rating agencies. Liabilities recognized represent the associated potential obligation related to net derivative liabilities under these agreements at June 30, 2016. See Note 12 for additional information.

(3)    These letters of indemnity guarantee payments to certain surety companies that issued reclamation bonds to the Commonwealths of Kentucky and Virginia in connection with TECO Coal's mining operations.  Payments to the surety companies would be triggered if the reclamation bonds are called upon by either of these states and the permit holder, TECO Coal, does not pay the surety. The amounts shown represent the maximum theoretical amounts that TECO Energy would be required to pay to the surety companies. As discussed in Note 15, TECO Coal was sold on Sept. 21, 2015 to Cambrian.  Pursuant to the SPA, Cambrian is obligated to file applications required in connection with the change of control with the appropriate governmental entities.  Once the applicable governmental agency deems each application to be acceptable, Cambrian is obligated to post a bond or other appropriate collateral necessary to obtain the release of the corresponding bond secured by the TECO Energy indemnity for that permit. Until the bonds secured by TECO Energy's indemnity are released, TECO Energy's indemnity will remain effective. At the date of sale in September 2015, the letters of indemnity guaranteed $93.8 million. The company is working with Cambrian on the process to replace the bonds. Pursuant to the SPA, Cambrian has the obligation to indemnify and hold TECO Energy harmless from any losses incurred, subject to the indemnification terms set forth in the SPA, that arise out of the coal mining permits during the period commencing on the closing date through the date all permit approvals are obtained.

(4)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy, TEC or NMGC under these agreements at June 30, 2016. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2016, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico	TECO				TECO
Three months ended June 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2)		Eliminations	Energy
2016
Revenues - external	$498.1	$99.9	$51.7	$0.0	$2.6		$0.0	$652.3
Sales to affiliates	1.1	2.0	0.0	0.0	0.0		(3.1)	0.0
Total revenues	499.2	101.9	51.7	0.0	2.6		(3.1)	652.3
Depreciation and amortization	66.5	14.9	8.5	0.0	0.3		0.0	90.2
Total interest charges	22.6	3.7	3.3	0.0	14.5		(0.3)	43.8
Internally allocated interest	0.0	0.0	0.0	0.0	0.3		(0.3)	0.0
Provision (benefit) for income taxes	36.9	4.6	(0.1)	0.0	(17.1)		0.0	24.3
Net income (loss) from continuing operations	68.6	7.1	(0.2)	0.0	(70.0)	(5)	0.0	5.5
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	0.0	(0.2)		0.0	(0.2)
Net income (loss)	$68.6	$7.1	$(0.2)	$0.0	$(70.2)		$0.0	5.3
2015
Revenues - external	$531.6	$92.2	$54.0	$0.0	$2.8		$0.0	$680.6
Sales to affiliates	0.8	1.3	0.0	0.0	0.1		(2.2)	0.0
Total revenues	532.4	93.5	54.0	0.0	2.9		(2.2)	680.6
Depreciation and amortization	64.0	14.0	8.4	0.0	0.6		0.0	87.0
Total interest charges	23.6	3.6	3.3	0.0	16.3		(0.4)	46.4
Internally allocated interest	0.0	0.0	0.0	0.0	0.4		(0.4)	0.0
Provision (benefit) for income taxes	38.9	4.8	0.0	0.0	(3.2)		0.0	40.5
Net income (loss) from continuing operations	67.7	7.6	(0.1)	0.0	(13.7)		0.0	61.5
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(51.5)	1.8		0.0	(49.7)
Net income (loss)	$67.7	$7.6	$(0.1)	$(51.5)	$(11.9)		$0.0	11.8

(millions)	Tampa	Peoples	New Mexico	TECO					TECO
Six months ended June 30,	Electric	Gas	Gas Co. (2)	Coal (1)	Other (2)		Eliminations		Energy
2016
Revenues - external	$921.5	$226.7	$158.3	$0.0	$5.3		$0.0		$1,311.8
Sales to affiliates	2.2	6.4	0.0	0.0	0.0		(8.6)		0.0
Total revenues	923.7	233.1	158.3	0.0	5.3		(8.6)		1,311.8
Depreciation and amortization	132.6	29.7	16.9	0.0	0.8		0.0		180.0
Total interest charges	46.4	7.4	6.3	0.0	30.1		(0.5)		89.7
Internally allocated interest	0.0	0.0	0.0	0.0	0.5		(0.5)		0.0
Provision (benefit) for income taxes	64.7	13.5	9.6	0.0	(27.8)		0.0		60.0
Net income (loss) from continuing operations	118.8	20.2	15.0	0.0	(74.8)	(5)	0.0		79.2
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	0.0	(0.1)		0.0		(0.1)
Net income (loss)	$118.8	$20.2	$15.0	$0.0	$(74.9)		$0.0		$79.1
2015
Revenues - external	$981.4	$213.9	$173.0	$0.0	$5.3		$0.0		$1,373.6
Sales to affiliates	1.6	2.5	0.0	0.0	0.1		(4.2)		0.0
Total revenues	983.0	216.4	173.0	0.0	5.4		(4.2)		1,373.6
Depreciation and amortization	126.9	27.9	16.8	0.0	0.9		0.0		172.5
Total interest charges	47.1	7.1	6.6	0.0	34.2		(0.7)		94.3
Internally allocated interest	0.0	0.0	0.0	0.0	0.7		(0.7)		0.0
Provision (benefit) for income taxes	66.3	14.0	9.0	0.0	(8.9)		0.0		80.4
Net income (loss) from continuing operations	115.9	22.2	13.8	0.0	(26.6)		0.0		125.3
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0	(57.5)	2.0		0.0		(55.5)
Net income (loss)	$115.9	$22.2	$13.8	$(57.5)	$(24.6)		$0.0		$69.8
At June 30, 2016
Total assets	$7,103.4	$1,135.9	$1,200.9	$0.0	$1,945.8		$(2,306.3)	(4)	9,079.7
At Dec. 31, 2015
Total assets (3)	$7,003.8	$1,136.1	$1,229.7	$0.0	$1,945.1		$(2,381.2)	(4)	8,933.5

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
(5) Comprised primarily of transaction costs associated with the Merger with Emera. See Note 16.

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

The company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of June 30, 2016, all of the company’s physical contracts qualify for the NPNS exception with the exception of a minor amount of forward purchases and sales entered into by NMGC to optimize its gas storage capacity.

The derivatives that are designated as cash flow hedges at June 30, 2016 and Dec. 31, 2015 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $5.5 million and $0.2 million as of June 30, 2016 and Dec. 31, 2015, respectively. Derivative liabilities totaled $1.1 million and $26.2 million as of June 30, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at June 30, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2016, net pretax losses of $3.0 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The June 30, 2016 and Dec. 31, 2015 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 8.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2016 and 2015, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and six months ended June 30, 2016 and 2015 is presented in Note 8. These gains and losses were the result of interest rate contracts for TEC. The location of the reclassification to income was reflected in “Interest expense” for TEC.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to June 30, 2018 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of June 30, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	19.3
2017	0.0	17.7
2018	0.0	2.6
Total	0.0	39.6

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of June 30, 2016, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio were rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures
	As of June 30, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$5.5	$0.0	$5.5

Liabilities
Natural gas derivatives	$0.0	$1.1	$0.0	$1.1

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas derivatives	$0.0	$26.2	$0.0	$26.2

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

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2016, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of June 30, 2016 and Dec. 31, 2015, the carrying value of the company’s short-term debt is not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value is determined using Level 2 measurements. See Note 7 for information regarding the fair value of the company’s long-term debt.

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

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $16.4 million and $29.0 million under these PPAs for the three and six months ended June 30, 2016, respectively, and $9.9 million and $15.3 million for the three and six months ended June 30, 2015, respectively.

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

15. Discontinued Operations and Asset Impairments

TECO Coal

On Sept. 21, 2015, TECO Energy’s subsidiary, TECO Diversified, entered into an SPA and completed the sale of all of its ownership interest in TECO Coal to Cambrian.  The SPA did not provide for an up-front purchase payment, but provides for future contingent consideration of up to $60 million that may be paid yearly through 2019 if certain coal benchmark prices reach certain levels. The 2015 benchmark price was not reached and no contingent consideration payment was triggered. TECO Energy retains certain deferred tax assets and personnel-related liabilities, but all other TECO Coal assets and liabilities, including working capital, asset retirement obligations and workers compensation reserves, were transferred in the transaction.  Letters of indemnity related to TECO Coal reclamation bonds will remain in effect until the bonds are replaced by Cambrian, which is expected to be completed in 2016 (see description of guarantees in Note 10). The SPA contained customary representations, warranties and covenants (see Note 10 for description of a claim related to the SPA). The income shown for 2016 in the table below reflects a refund of prepaid costs.

Since the closing of the sale, TECO Energy has not had influence over operations of TECO Coal, therefore the contingent payments are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

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

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2016	2015	2016	2015
Revenues—TECO Coal	$0.0	$76.1	$0.0	$148.8
Income (loss) from operations—TECO Coal	(0.3)	0.5	(0.1)	(9.0)
Loss on impairment—TECO Coal	0.0	(78.6)	0.0	(78.6)
Loss from operations—TECO Guatemala	(0.1)	0.0	(0.1)	(0.1)
Loss from discontinued operations—TECO Coal	(0.3)	(78.1)	(0.1)	(87.6)
Loss from discontinued operations—TECO Guatemala	(0.1)	0.0	(0.1)	(0.1)
Loss from discontinued operations	(0.4)	(78.1)	(0.2)	(87.7)
Benefit for income taxes	(0.2)	(28.4)	(0.1)	(32.2)
Loss from discontinued operations, net	$(0.2)	$(49.7)	$(0.1)	$(55.5)

16. Mergers and Acquisitions

Merger with Emera Inc.

Description of Transaction

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of TECO Energy common stock was cancelled and converted automatically into the right to receive $27.55 in cash, without interest (Merger Consideration). This represents an aggregate purchase price of approximately $10.7 billion including Emera’s purchase price allocation for debt of approximately $4.2 billion.

The Merger Agreement requires Emera, among other things, (i) to maintain TECO Energy’s historic levels of community involvement and charitable contributions and support in TECO Energy’s existing service territories, (ii) to maintain TECO Energy’s headquarters in Tampa, Florida, (iii) to honor current union contracts in accordance with their terms and (iv) to provide each continuing non-union employee, for a period of two years following the closing of the Merger, with a base salary or wage rate no less favorable than, and incentive compensation and employee benefits, respectively, substantially comparable in the aggregate to those that they received as of immediately prior to the closing.

Merger-Related Regulatory Matters

On Apr. 11, 2016, Emera and TECO Energy filed with the NMPRC an unopposed stipulation agreement reflecting a settlement reached with certain intervening parties in the then pending proceeding seeking the approval of the Merger by the NMPRC. On May 2, 2016, the Hearing Examiner held a hearing to consider the stipulation agreement. On June 8, 2016, the Hearing Examiner filed a Certificate of Stipulation, recommending approval by the NMPRC of the stipulation with respect to which all intervenors had either consented or filed a notice of non-opposition.  On June 22, 2016, the NMPRC approved the stipulation, and an order was entered on that same day.

As part of the stipulation agreement filed with the NMPRC noted above, upon closing of the Merger, NMGC agreed, among other things, to:

•	make commitments to charitable contributions and enterprises engaged in economic and business development in New Mexico of $0.8 million annually for three years,
•	continue to provide an annual bill reduction credit of $4 million through June 30, 2018,
•	evaluate and construct, at shareholder expense, an enlarged pipeline from its current system to the New Mexico/Mexican border at an estimated cost of approximately $5 million,
•	establish, at shareholder expense, a matching fund of $10 million to extend its natural gas infrastructure to currently underserved or unserved areas in New Mexico, and
•	contribute, at shareholder expense, $5 million within 5 years to economic development projects or programs throughout New Mexico.

The preceding pretax costs of up to $30.4 million (or approximately $18.5 million after tax) will be recorded in the third quarter of 2016 in the Consolidated Condensed Statements of Income.

Transaction-Related Costs

During the three and six months ended June 30, 2016, TECO Energy incurred approximately $71.4 million and $71.5 million, respectively, of pretax incremental transaction-related costs ($58.4 million after tax for the three months ended June 30, 2016), which are presented in “Merger transaction-related costs” on the Consolidated Condensed Statements of Income. For the three months ended June 30, 2016, these costs include $27.7 million of investment banking, legal and other consultant costs, $42.4 million for change-in-control and other compensation payments, and $1.3 million for a non-cash SERP curtailment charge. These costs are expected to be primarily paid in the third quarter of 2016 and the first quarter of 2017. The company will record $15.2 million in the third quarter of 2016, primarily for accelerated vesting of outstanding stock-based compensation awards in accordance with the Merger Agreement which will be paid in the third quarter of 2016.

See Notes 4 and 5 for information regarding impacts to the company’s taxes and employee postretirement benefits, respectively, as a result of the Merger.

Dividends Paid

On June 22, 2016, in preparation for the Merger with Emera and in accordance with the Merger Agreement, the TECO Energy board of directors declared a special pro-rated dividend at the then-current rate of $0.002527 per share per day that accrued from May 16, 2016 (the prior TECO Energy dividend record date) until and including June 30, 2016 (the day prior to the effective day of the Merger). This dividend was accrued on the company’s Consolidated Condensed Balance Sheet as of June 30, 2016. On July 12, 2016, TECO Energy paid the dividends of $26.8 million to shareholders of record as of the close of business on the last trading day prior to the effective date of the Merger.

17. Subsequent Events

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. See Note 16 for further information.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	Dec. 31,
(millions)	2016	2015
Property, plant and equipment
Utility plant in service
Electric	$7,419.5	$7,270.3
Gas	1,447.0	1,398.6
Construction work in progress	832.1	771.1
Utility plant in service, at original costs	9,698.6	9,440.0
Accumulated depreciation	(2,762.0)	(2,676.8)
Utility plant in service, net	6,936.6	6,763.2
Other property	10.2	9.7
Total property, plant and equipment, net	6,946.8	6,772.9

Current assets
Cash and cash equivalents	13.8	9.1
Receivables, less allowance for uncollectibles of $1.6 and $1.5 at June 30, 2016 and Dec. 31, 2015, respectively	238.7	230.2
Inventories, at average cost
Fuel	102.2	105.6
Materials and supplies	75.1	73.1
Regulatory assets	18.0	44.3
Taxes receivable from affiliate	0.0	61.3
Prepayments and other current assets	20.6	21.5
Total current assets	468.4	545.1

Deferred debits
Regulatory assets	373.8	373.8
Other	27.7	16.8
Total deferred debits	401.5	390.6
Total assets	$7,816.7	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	Dec. 31,
(millions)	2016	2015
Capitalization
Common stock	$2,395.4	$2,305.4
Accumulated other comprehensive loss	(3.2)	(3.6)
Retained earnings	270.6	313.7
Total capital	2,662.8	2,615.5
Long-term debt	2,162.3	2,161.7
Total capitalization	4,825.1	4,777.2

Current liabilities
Long-term debt due within one year	0.0	83.3
Notes payable	123.0	61.0
Accounts payable	209.5	221.6
Customer deposits	162.7	176.3
Regulatory liabilities	124.4	83.2
Derivative liabilities	0.7	24.1
Interest accrued	17.7	16.9
Taxes accrued	72.2	13.2
Other	10.0	10.2
Total current liabilities	720.2	689.8

Deferred credits
Deferred income taxes	1,352.1	1,308.8
Investment tax credits	10.3	10.5
Regulatory liabilities	608.0	603.5
Deferred credits and other liabilities	301.0	318.8
Total deferred credits	2,271.4	2,241.6

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,816.7	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2016	2015
Revenues
Electric	$498.8	$532.4
Gas	100.0	92.2
Total revenues	598.8	624.6
Expenses
Regulated operations and maintenance
Fuel	137.4	171.8
Purchased power	27.8	19.6
Cost of natural gas sold	35.7	30.1
Other	132.5	134.3
Depreciation and amortization	81.4	78.0
Taxes, other than income	47.5	49.5
Total expenses	462.3	483.3
Income from operations	136.5	141.3
Other income
Allowance for other funds used during construction	6.0	3.7
Other income, net	0.9	1.2
Total other income	6.9	4.9
Interest charges
Interest on long-term debt	27.8	27.8
Other interest	1.2	1.2
Allowance for borrowed funds used during construction	(2.8)	(1.8)
Total interest charges	26.2	27.2
Income before provision for income taxes	117.2	119.0
Provision for income taxes	41.5	43.7
Net income	75.7	75.3
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	2.8
Total other comprehensive income, net of tax	0.2	2.8
Comprehensive income	$75.9	$78.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2016	2015
Revenues
Electric	$923.0	$982.8
Gas	226.8	213.9
Total revenues	1,149.8	1,196.7
Expenses
Regulated operations and maintenance
Fuel	252.6	315.9
Purchased power	42.2	36.7
Cost of natural gas sold	86.0	73.4
Other	253.6	256.1
Depreciation and amortization	162.3	154.8
Taxes, other than income	96.0	97.1
Total expenses	892.7	934.0
Income from operations	257.1	262.7
Other income
Allowance for other funds used during construction	11.6	7.5
Other income, net	2.2	2.4
Total other income	13.8	9.9
Interest charges
Interest on long-term debt	56.8	55.5
Interest expense	2.4	2.3
Allowance for borrowed funds used during construction	(5.5)	(3.6)
Total interest charges	53.7	54.2
Income before provision for income taxes	217.2	218.4
Provision for income taxes	78.2	80.3
Net income	139.0	138.1
Other comprehensive income, net of tax
Gain on cash flow hedges	0.4	3.1
Total other comprehensive income, net of tax	0.4	3.1
Comprehensive income	$139.4	$141.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2016	2015
Cash flows from operating activities
Net income	$139.0	$138.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	162.3	154.8
Deferred income taxes and investment tax credits	36.5	30.0
Allowance for funds used during construction	(11.6)	(7.5)
Deferred recovery clauses	41.0	(3.2)
Receivables, less allowance for uncollectibles	(8.5)	(24.4)
Inventories	1.4	(42.1)
Prepayments	4.3	(6.2)
Taxes accrued	120.3	93.1
Interest accrued	0.8	2.0
Accounts payable	3.6	(14.3)
Other	(25.9)	(14.9)
Cash flows from operating activities	463.2	305.4
Cash flows from investing activities
Capital expenditures	(353.8)	(312.4)
Net proceeds from sale of assets	8.7	0.0
Cash flows used in investing activities	(345.1)	(312.4)
Cash flows from financing activities
Common stock	90.0	30.0
Proceeds from long-term debt issuance	0.0	251.3
Repayment of long-term debt	(83.3)	(83.3)
Net decrease in short-term debt	62.0	(58.0)
Dividends	(182.1)	(109.5)
Cash flows from (used in) financing activities	(113.4)	30.5
Net increase in cash and cash equivalents	4.7	23.5
Cash and cash equivalents at beginning of period	9.1	10.4
Cash and cash equivalents at end of period	$13.8	$33.9
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(13.9)	$1.5

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

Intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. See Note 14 for further information.

Revenues

As of June 30, 2016 and Dec. 31, 2015, unbilled revenues of $66.6 million and $53.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28.6 million and $56.5 million for the three and six months ended June 30, 2016, respectively, and $29.3 million and $56.6 million for the three and six months ended June 30, 2015, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs on the balance sheet. Under the new guidance, an entity is required to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge (i.e., as an asset) under current guidance. In August 2015, the FASB amended the guidance to include an SEC staff announcement that it will not object to a company presenting debt issuance costs related to line-of-credit arrangements as an asset, regardless of whether a balance is outstanding. This guidance became effective for TEC beginning in 2016 and is required to be applied on a retrospective basis for all periods presented. As of June 30, 2016 and Dec. 31, 2015, TEC classified $17.5 million and $18.1 million, respectively, of debt issuance costs, which do not include costs for line-of-credit arrangements, as a deduction in the “Long-term debt, less amount due within one year” line item on the company’s Consolidated Condensed Balance Sheet (previously classified as an asset in the “Unamortized debt expense” line item). The guidance did not affect TEC’s results of operations or cash flows.

Future Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. This guidance will be effective for TEC beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. TEC will adopt this guidance effective Jan. 1, 2018. TEC has developed an implementation plan and is continuing to evaluate the available adoption methods and the impact of the adoption of this guidance on its financial statements, but does not expect the impact to be significant.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. This guidance will be effective for TEC beginning in 2020, with early adoption permitted in 2019, and will be applied using a modified retrospective approach. TEC is currently evaluating the impacts of the adoption of the guidance on its financial statements.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$80.6	$74.6
Cost-recovery clauses - deferred balances (2)	2.5	5.2
Cost-recovery clauses - offsets to derivative liabilities (2)	0.8	26.2
Environmental remediation (3)	54.6	54.0
Postretirement benefits (4)	234.3	238.3
Deferred bond refinancing costs (5)	6.1	6.5
Competitive rate adjustment (2)	2.5	2.6
Other	10.4	10.7
Total regulatory assets	391.8	418.1
Less: Current portion	18.0	44.3
Long-term regulatory assets	$373.8	$373.8
Regulatory liabilities:
Regulatory tax liability	$5.3	$5.7
Cost-recovery clauses (2)	92.5	54.2
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (6)	564.7	570.0
Other	13.8	0.7
Total regulatory liabilities	732.4	686.7
Less: Current portion	124.4	83.2
Long-term regulatory liabilities	$608.0	$603.5
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

(6)

This item represents the non-ARO cost of removal in the accumulated reserve for depreciation. AROs are costs for legally required removal of property, plant and equipment. Non-ARO cost of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment, net of salvage value upon retirement, which reduces rate base for ratemaking purposes.  This liability is reduced as costs of removal are incurred.

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the six months ended June 30, 2016 and 2015 differ from the statutory rate principally due to the tax benefit related to AFUDC-equity.

The IRS concluded its examination of TECO Energy’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2012 and forward. Years 2015 and 2016 are currently under examination by the IRS under its Compliance Assurance Program (CAP). Due to the Merger with Emera, TECO Energy is only eligible to participate in the CAP through its short tax year ending June 30, 2016. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized. TEC does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits by the end of 2016.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended June 30, 2016 and 2015, respectively, was $3.2 million and $4.2 million for pension benefits, and $1.5 million and $1.5 million for other postretirement benefits. TEC’s portion of the net pension expense for the six months ended June 30, 2016 and 2015, respectively, was $6.1 million and $6.8 million for pension benefits, and $3.0 million and $2.9 million for other postretirement benefits.

For the 2016 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.685%.  For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.667%. Additionally, TECO Energy made contributions of $15.6 million and $24.5 million to its pension plan in the six months ended June 30, 2016 and 2015, respectively. TEC’s portion of the contributions was $12.9 million and $18.5 million, respectively.

Included in the benefit expenses discussed above, for the three and six months ended June 30, 2016, TEC reclassified $2.8 million and $ 4.8 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income, compared with $2.8 million and $4.7 million for the three and six months ended June 30, 2015, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

Credit Facilities
	June 30, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	123.0	0.0	150.0	61.0	0.0
Total	$475.0	$123.0	$0.5	$475.0	$61.0	$0.5
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	Prior to Mar. 24, 2015, this was a 1-year facility. This 3-year facility matures Mar. 23, 2018.

At June 30, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2016 and Dec. 31, 2015 was 1.07% and 0.89%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2016, TEC’s total long-term debt had a carrying amount of $2,162.3 million and an estimated fair market value of $2,446.2 million. At Dec. 31, 2015, TEC’s total long-term debt had a carrying amount of $2,245.0 million and an estimated fair market value of $2,433.3 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities totaling $58.8 million is determined using Level 1 measurements; the fair value of the remaining debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

As of June 30, 2016, $232.6 million of bonds purchased in lieu of redemption, including the series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, a suit was filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries. The suit remains pending, with a trial currently expected in October 2016. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2016, TEC has estimated its ultimate financial liability to be $33.9 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer rates.

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

Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of June 30, 2016 is as follows:

Letters of Credit - Tampa Electric Company
(millions)			After (1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2016	2017-2020	2020	Total	at June 30, 2016
TEC (2)	$0.0	$0.0	$0.5	$0.5	$0.1

(1) These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2020.

(2)    The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation under these agreements at June 30, 2016. The obligations under these letters of credit include certain accrued injuries and damages when a letter of credit covers the failure to pay these claims.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2016, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa			Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations	Company
2016
Revenues - external	$498.8	$100.0	$0.0	$598.8
Intracompany sales	0.4	1.9	(2.3)	0.0
Total revenues	499.2	101.9	(2.3)	598.8
Depreciation and amortization	66.5	14.9	0.0	81.4
Total interest charges	22.6	3.7	(0.1)	26.2
Provision for income taxes	36.9	4.6	0.0	41.5
Net income	$68.6	$7.1	$0.0	75.7
2015
Revenues - external	$532.4	$92.2	$0.0	$624.6
Intracompany sales	0.0	1.3	(1.3)	0.0
Total revenues	532.4	93.5	(1.3)	624.6
Depreciation and amortization	64.0	14.0	0.0	78.0
Total interest charges	23.6	3.6	0.0	27.2
Provision for income taxes	38.9	4.8	0.0	43.7
Net income	$67.7	$7.6	$0.0	$75.3
Six months ended June 30,
2016
Revenues - external	$923.0	$226.8	$0.0	$1,149.8
Intracompany sales	0.7	6.3	(7.0)	0.0
Total revenues	923.7	233.1	(7.0)	1,149.8
Depreciation and amortization	132.6	29.7	0.0	162.3
Total interest charges	46.4	7.4	(0.1)	53.7
Provision for income taxes	64.7	13.5	0.0	78.2
Net income	$118.8	$20.2	$0.0	$139.0
2015
Revenues - external	$982.8	$213.9	$0.0	$1,196.7
Intracompany sales	0.2	2.5	(2.7)	0.0
Total revenues	983.0	216.4	(2.7)	1,196.7
Depreciation and amortization	126.9	27.9	0.0	154.8
Total interest charges	47.1	7.1	0.0	54.2
Provision for income taxes	66.3	14.0	0.0	80.3
Net income	$115.9	$22.2	$0.0	$138.1
Total assets at June 30, 2016	$6,720.1	$1,099.8	$(3.2)	$7,816.7
Total assets at Dec. 31, 2015 (1)	6,620.2	1,097.7	(9.3)	7,708.6

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of June 30, 2016, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at June 30, 2016 and Dec. 31, 2015 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $4.9 million and $0.0 as of June 30, 2016 and Dec. 31, 2015, respectively. Derivative liabilities totaled $0.7 million and $26.2 million as of June 30, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts presented on the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at June 30, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2016, net pretax losses of $2.7 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The June 30, 2016 and Dec. 31, 2015 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2016 and 2015, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and six months ended June 30, 2016 and 2015 is presented in Note 12. Gains and losses were the result of interest rate contracts and the reclassification to income was reflected in “Interest expense”.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to June 30, 2018 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of June 30, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	17.0
2017	0.0	13.9
2018	0.0	2.6
Total	0.0	33.5

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2016, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Derivative Fair Value Measures
	As of June 30, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$4.9	$0.0	$4.9

Liabilities
Natural gas swaps	$0.0	$0.7	$0.0	$0.7

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$26.2	$0.0	$26.2

Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2016, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.3	(0.1)	0.2	0.7	(0.3)	0.4
Gain on cash flow hedges	0.3	(0.1)	0.2	0.7	(0.3)	0.4
Total other comprehensive income	$0.3	$(0.1)	$0.2	$0.7	$(0.3)	$0.4
2015
Unrealized gain on cash flow hedges	$4.0	$(1.4)	$2.6	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income	0.3	(0.1)	0.2	0.7	(0.4)	0.3
Gain on cash flow hedges	4.3	(1.5)	2.8	5.0	(1.9)	3.1
Total other comprehensive income	$4.3	$(1.5)	$2.8	$5.0	$(1.9)	$3.1

Accumulated Other Comprehensive Loss
(millions)	June 30, 2016	Dec. 31, 2015
Net unrealized losses from cash flow hedges (1)	$(3.2)	$(3.6)
Total accumulated other comprehensive loss	$(3.2)	$(3.6)
(1)	Net of tax benefit of $2.0 million and $2.3 million as of June 30, 2016 and Dec. 31, 2015, respectively.

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

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $16.4 million and $29.0 million under these PPAs for the three and six months ended June 30, 2016, respectively, and $9.9 million and $15.3 million for the three and six months ended June 30, 2015, respectively.

TEC does not provide any material financial or other support to any of the VIEs it is involved with, nor is TEC under any obligation to absorb losses associated with these VIEs. In the normal course of business, TEC’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Mergers and Acquisitions

Merger with Emera Inc.

As disclosed in Note 1, TEC is a wholly owned subsidiary of TECO Energy. On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. Therefore, TEC continues to be a wholly owned subsidiary of TECO Energy and became an indirect wholly owned subsidiary of Emera as of July 1, 2016.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of TECO Energy common stock was cancelled and converted automatically into the right to receive $27.55 in cash, without interest (Merger Consideration). This represents an aggregate purchase price of approximately $10.7 billion including Emera’s purchase price allocation for debt of approximately $4.2 billion (of which TEC’s portion of debt was $2.3 billion).

The Merger Agreement requires Emera, among other things, (i) to maintain TECO Energy’s historic levels of community involvement and charitable contributions and support in TECO Energy’s existing service territories, (ii) to maintain TECO Energy’s and TEC’s headquarters in Tampa, Florida, (iii) to honor current union contracts in accordance with their terms and (iv) to provide each continuing non-union employee, for a period of two years following the closing of the Merger, with a base salary or wage rate no less favorable than, and incentive compensation and employee benefits, respectively, substantially comparable in the aggregate to those that they received as of immediately prior to the closing.

15. Subsequent Events

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, Merger Sub merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. As TEC is a wholly owned subsidiary of TECO Energy, TEC became an indirect wholly owned subsidiary of Emera. See Note 14 for further information.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Managements Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: the ability to retain and motivate the workforce during the period of integration with Emera; regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in Item 1A Risk Factors of Part II of this Quarterly Report.

Acquisition by Emera

On July 1, 2016, the acquisition of TECO Energy by Emera closed.  Upon closing, TECO Energy became a wholly owned indirect subsidiary of Emera. Pursuant to the Merger Agreement, upon closing, each issued and outstanding share of TECO Energy common stock was cancelled and converted into the right to receive $27.55 in cash, without interest (see Note 16 to the TECO Energy Consolidated Financial Statements).

Earnings Summary - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(millions) Except per-share amounts	2016	2015	2016	2015
Consolidated revenues	$652.3	$680.6	$1,311.8	$1,373.6
Net income from continuing operations	5.5	61.5	79.2	125.3
Loss on discontinued operations, net	(0.2)	(49.7)	(0.1)	(55.5)
Net income	5.3	11.8	79.1	69.8
Average common shares outstanding
Basic	234.3	233.0	234.1	232.9
Diluted	235.5	233.6	235.4	233.5
Earnings per share – basic
Continuing operations	$0.03	$0.26	$0.34	$0.53
Discontinued operations	0.00	(0.21)	0.00	(0.23)
Earnings per share - basic	$0.03	$0.05	$0.34	$0.30
Earnings per share – diluted
Continuing operations	$0.03	$0.26	$0.34	$0.53
Discontinued operations	0.00	(0.21)	0.00	(0.23)
Earnings per share - diluted	$0.03	$0.05	$0.34	$0.30

Operating Results

Three Months Ended June 30, 2016

Second-quarter 2016 net income was $5.3 million, or $0.03 per share, compared with $11.8 million, or $0.05 per share, in the second quarter of 2015.  Net income from continuing operations was $5.5 million, or $0.03 per share, in the 2016 second quarter, compared with $61.5 million, or $0.26 per share, for the same period in 2015. Net income from continuing operations in the 2016 period reflects $58.4 million of Emera acquisition-related costs ($71.4 million pretax) (see Note 16 to the TECO Energy Consolidated Financial Statements). The second quarter losses in discontinued operations of $49.7 million in 2015 reflected the operating results and charges associated with TECO Coal, which was sold in 2015 (see Note 15 to the TECO Energy Consolidated Financial Statements).

Six Months Ended June 30, 2016

Year-to-date net income through the second quarter of 2016 was $79.1 million, or $0.34 per share, compared with $69.8 million, or $0.30 per share, in the 2015 year-to-date period.  Net income from continuing operations was $79.2 million, or $0.34 per share, in the 2016 year-to-date period, compared with $125.3 million, or $0.53 per share, for the same period in 2015. Year-to-date 2016 net income reflects $58.5 million of Emera acquisition-related costs. The $55.5 million year-to-date loss in discontinued operations in 2015 reflected the operating results and charges associated with TECO Coal, which was sold in 2015.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2016 was $68.6 million, compared with $67.7 million for the same period in 2015.  Second-quarter net income in 2016 included $6.0 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $3.7 million in the 2015 quarter. Results for the quarter reflected a 1.6% higher average number of customers. Energy sales were lower due to more normal weather compared to the second quarter of 2015 when consistently higher than normal spring temperatures were experienced. Results reflected operations and maintenance expense slightly higher than in 2015 and higher depreciation expenses.

Total degree days in Tampa Electric's service area in the second quarter of 2016 were 5% above normal, but 10% below the 2015 period, when degree days were 15% above normal. Total net energy for load decreased 2.6% in the second quarter of 2016, compared with the same period in 2015. In the 2016 period, pretax base revenues were $2.5 million lower than in 2015, as lower energy sales from more normal weather was only partially offset by customer growth and $1.6 million of higher pretax base revenue from higher base rates effective Nov. 1, 2015, as a result of the 2013 rate case settlement.

While net energy for load is a calendar measurement of retail energy sales rather than a billing-cycle measurement, the quarterly energy sales shown on the following table reflect the energy sales based on billing cycles, which can vary period to period. Retail energy sales to residential and commercial customers decreased in the second quarter of 2016 primarily due to milder weather compared to the 2015 quarter when spring temperatures were higher.  Sales to non-phosphate industrial customers increased due to the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers decreased as self-generation by those customers increased and mining activity migrates out of Tampa Electric’s service area.

In the second quarter of 2016 operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was slightly higher than in the 2015 quarter, reflecting higher costs to safely and reliably operate and maintain the generating system and provide high-quality customer service, essentially offset by lower employee-related costs primarily due to the lower level of short-term incentive accruals for all employees in 2016 compared to 2015.  Depreciation and amortization expense increased $1.5 million in 2016 as a result of normal additions to facilities to reliably serve customers.

Tampa Electric’s year-to-date net income through the second quarter of 2016 was $118.8 million, compared with $115.9 million for the same period in 2015.  Year-to-date net income in 2016 included $11.6 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, compared with $7.5 million in the 2015 period. Results for the year-to-date period reflected a 1.6% higher average number of customers. Energy sales were lower compared to 2015 due to the well-above-normal second quarter temperatures experienced in the 2015 period. Results reflected operations and maintenance expense slightly higher than in 2015 and higher depreciation expense.

Total degree days in Tampa Electric's service area for the year-to-date period of 2016 were 5% above normal, but 9% below the 2015 period. Total net energy for load decreased 0.9% in the year-to-date 2016 period, compared with the same period in 2015. In the 2016 year-to-date period, pretax base revenues were $3.8 million higher than in 2015, as lower energy sales to residential customers from more normal weather was more than offset by customer growth, higher sales to industrial customers, and $2.7 million of higher pretax base revenue from higher base rates effective Nov. 1, 2015 as a result of the 2013 rate case settlement.

In the 2016 year-to-date period, retail energy sales to residential customers decreased primarily from milder spring weather than was experienced in the 2015 period.  Sales to non-phosphate industrial customers increased due to the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers decreased as a result of the same factors as the second quarter.

In the 2016 year-to-date period, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was almost $1.0 million higher than in the 2015 period, reflecting higher costs to safely and reliably operate and maintain the generating, transmission and distribution systems and provide high-quality customer service, partially offset by lower employee-related costs, primarily due to the lower level of short-term incentive accruals for all employees in 2016 compared to 2015.  Depreciation and amortization expense increased $3.5 million in 2016, as a result of normal additions to facilities to reliably serve customers.

A summary of Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2016 and 2015 follows:

(millions, except average customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended June 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$252.6	$267.4	(5.5)	2,240.7	2,330.6	(3.9)
Commercial	147.6	154.9	(4.7)	1,565.2	1,609.9	(2.8)
Industrial – Phosphate	12.7	13.8	(8.0)	158.1	173.2	(8.7)
Industrial – Other	27.4	27.9	(1.8)	320.7	319.5	0.4
Other sales of electricity	43.3	44.9	(3.6)	446.7	456.0	(2.0)
Deferred and other revenues (1)	1.9	9.3	(79.6)
Total energy sales	$485.5	$518.2	(6.3)	4,731.4	4,889.2	(3.2)
Sales for resale	0.7	1.0	(30.0)	18.3	31.2	(41.3)
Other operating revenue	13.0	13.3	(2.3)
Total revenues	$499.2	$532.5	(6.3)	4,749.7	4,920.4	(3.5)
Average customers (thousands)	729.3	717.9	1.6
Retail net energy for load (kilowatt hours)				5,261.5	5,401.2	(2.6)
Total degree days				1,255	1,404	(10.6)

Six months ended June 30,
By Customer Type
Residential	$470.0	$480.8	(2.2)	4,155.3	4,170.0	(0.4)
Commercial	280.4	287.9	(2.6)	2,953.2	2,960.1	(0.2)
Industrial – Phosphate	25.8	27.3	(5.5)	321.6	340.9	(5.7)
Industrial – Other	52.9	52.7	0.4	617.9	598.9	3.2
Other sales of electricity	82.8	85.4	(3.0)	848.0	856.1	(0.9)
Deferred and other revenues (1)	(17.5)	16.7	(204.8)
Total energy sales	894.4	950.8	(5.9)	8,896.0	8,926.0	(0.3)
Sales for resale	2.1	2.9	(27.6)	68.6	84.7	(19.0)
Other operating revenue	27.2	29.4	(7.5)
Total revenues	$923.7	$983.1	(6.0)	8,964.6	9,010.7	(0.5)
Average customers (thousands)	727.7	716.0	1.6
Retail net energy for load (kilowatt hours)				9,578.5	9,664.9	(0.9)
Total degree days				1,857	2,034	(8.7)

(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $7.1 million for the second quarter, compared with $7.6 million in the 2015 quarter. Average customer growth was 2.3% in the quarter. Therm sales to residential and commercial customers increased primarily as a result of customer growth. Sales to commercial and industrial customers increased as a result of the stronger Florida economy and increased sales of compressed natural gas to vehicle fleets.  Off-system sales increased, reflecting higher levels of operation by gas-fired generation in Florida due to lower natural gas prices and weather-related demand. Second-quarter results in 2016 reflected non-fuel operations and maintenance expense $1.1 million higher than in 2015, driven by higher operating and compliance costs due to increasing pipeline safety regulations, partially offset by lower employee-related costs primarily due to the lower level of short-term incentive accruals for all employees in 2016 compared to 2015. Depreciation and amortization increased slightly due to normal additions to facilities to serve customers.

PGS reported net income of $20.2 million for the 2016 year-to-date period, compared with $22.2 million in the 2015 period. These results reflect higher therm sales as a result of the same factors that drove therm sales in the second quarter.  Operations and maintenance expense was $2.1 million higher and depreciation expense was $1.0 million higher than the 2015 period, both driven by the same factors as the second quarter.

A summary of PGS’s regulated operating statistics for the three and six months ended June 30, 2016 and 2015 follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended June 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$30.5	$28.1	8.5	14.6	12.5	16.8
Commercial	34.5	32.5	6.2	117.8	109.9	7.2
Industrial	3.4	3.2	6.2	77.9	70.2	11.0
Off system sales	18.4	14.4	27.8	72.2	46.4	55.6
Power generation	0.1	1.9	(94.7)	189.1	190.8	(0.9)
Other revenues	12.3	11.1	10.8
Total	$99.2	$91.2	8.8	471.6	429.8	9.7
By Sales Type
System supply	$57.5	$51.6	11.4	92.5	65.7	40.8
Transportation	29.3	28.5	2.8	379.1	364.1	4.1
Other revenues	12.4	11.1	11.7
Total	$99.2	$91.2	8.8	471.6	429.8	9.7
Average customers (thousands)	369.9	361.7	2.3

Six months ended June 30,
By Customer Type
Residential	$81.0	$77.3	4.8	47.5	46.9	1.3
Commercial	77.3	74.1	4.3	258.9	248.1	4.4
Industrial	6.7	6.4	4.7	161.4	146.3	10.3
Off system sales	31.3	22.2	41.0	126.0	69.8	80.5
Power generation	2.1	3.9	(46.2)	379.7	375.4	1.1
Other revenues	28.9	27.3	5.9
Total	$227.3	$211.2	7.6	973.5	886.5	9.8
By Sales Type
System supply	$132.9	$121.0	9.8	186.6	132.0	41.4
Transportation	65.5	62.9	4.1	786.9	754.5	4.3
Other revenues	28.9	27.3	5.9
Total	$227.3	$211.2	7.6	973.5	886.5	9.8
Average customers (thousands)	368.7	360.4	2.3

New Mexico Gas Company

NMGC reported a second-quarter loss of $0.2 million, compared with a $0.1 million loss in the 2015 period. Growth in the average number of customers in the 2016 quarter and year-to-date periods were 0.6%. In the second quarter, heating degree days were 7% above normal but 3% below the 2015 quarter. Non-fuel operating and maintenance expense was slightly higher than in the 2015 quarter due to higher employee related expenses.  Results included $0.6 million of pretax rate credits to customers under the stipulation approved by the NMPRC in 2014.

NMGC reported year-to-date net income of $15.0 million compared with $13.8 million in the 2015 period. Results reflected the benefit of heating degree days that were slightly higher than in 2015, but more than 4% below normal. Operating and maintenance expense was essentially unchanged from the prior period.  Results included $2.5 million of pretax rate credits to customers under the stipulation approved by the NMPRC in 2014.

NMGC expects to record $30.4 million of pretax expense in the third quarter of 2016 related to the conditions contained in the Emera acquisition stipulation approved by the NMPRC (see Note 16 to the TECO Energy Consolidated Financial Statements).

A summary of NMGC’s regulated operating statistics for the three and six months ended June 30, 2016 and 2015 follows:

(millions, except average customers and total degree days)	Operating Revenues			Therms
Three months ended June 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$37.1	$38.2	(2.9)	42.8	38.9	10.0
Commercial	8.5	10.1	(15.8)	16.1	16.8	(4.2)
Industrial	0.1	0.1	-	0.2	0.2	-
Off system sales	0.2	0.2	-	0.0	0.0	-
On system transportation	4.1	3.7	10.8	76.1	73.4	3.7
Off system transportation	0.2	0.2	-	12.3	12.3	-
Other revenues	1.5	1.5	-
Total	$51.7	$54.0	(4.3)	147.5	141.6	4.2
By Sales Type
System supply	$45.9	$48.6	(5.6)	59.1	55.9	5.7
Transportation	4.3	3.9	10.3	88.4	85.7	3.2
Other revenues	1.5	1.5	-
Total	$51.7	$54.0	(4.3)	147.5	141.6	4.2
Average customers (thousands)	518.8	515.8	0.6
Total degree days				457	472	(3.2)

Six months ended June 30,
By Customer Type
Residential	$114.8	$125.7	(8.7)	165.3	160.1	3.2
Commercial	28.1	33.1	(15.1)	58.1	57.8	0.5
Industrial	0.3	0.3	-	0.7	0.7	-
Off system sales	1.0	0.7	42.9	3.9	1.2	225.0
On system transportation	10.7	9.8	9.2	171.2	158.1	8.3
Off system transportation	0.4	0.4	-	23.4	22.6	3.5
Other revenues	3.0	3.0	-
Total	$158.3	$173.0	(8.5)	422.6	400.5	5.5
By Sales Type
System supply	$144.2	$159.8	(9.8)	228.0	219.8	3.7
Transportation	11.1	10.2	8.8	194.6	180.7	7.7
Other revenues	3.0	3.0	-
Total	$158.3	$173.0	(8.5)	422.6	400.5	5.5
Average customers (thousands)	519.3	516.3	0.6
Total degree days				2,427	2,393	1.4

Other (net)

The second quarter 2016 cost for Other – net was $70.2 million, which included $0.2 million in discontinued operations related to TECO Coal, which was sold in 2015. The second quarter 2016 cost from continuing operations for Other – net was $70.0 million and included $58.4 million ($71.4 million pretax) of costs associated with the Emera transaction, compared with the cost of $13.7 million in 2015, which included $0.4 million of NMGC-related integration costs.  Emera transaction costs included primarily employee-related and consultant fees (see Note 16 to the TECO Energy Consolidated Financial Statements). Year-to-date 2016 cost for Other – net was $74.9 million, compared with $24.6 million in the 2015 period, which included $1.0 million of NMGC integration costs. Year-to-date cost from continuing operations for Other – net was $74.8 million compared with $26.6 million in the 2015 period.  Year-to-date 2016 costs reflect the Emera transaction costs, a $5.8 million tax benefit due to an accounting rule change related to stock-based incentive compensation recorded in the first quarter, and lower interest expense as a result of refinancing debt maturities.

The segment data in Note 11 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion above nets the two segments.

Discontinued Operations – TECO Coal

The sale of TECO Coal closed in September 2015. The $0.2 million second quarter 2016 loss recorded in discontinued operations reflects trailing costs associated with the sale of TECO Coal recorded in the Other – net segment, compared with a $49.7 million loss in the 2015 period, which reflected TECO Coal’s operating results prior to its sale, net of impairment charges. The $0.1 million loss in discontinued operations for the 2016 year-to-date period reflects the second quarter cost net of a $0.1 million refund of prepaid costs recorded in the first quarter of 2016, compared with a loss of $55.5 million in the 2015 period, which reflected TECO Coal’s operating results prior to its sale net of impairment charges (see Note 15 to the TECO Energy Consolidated Financial Statements).

Income Taxes

The provisions for income taxes from continuing operations for the six month periods ended June 30, 2016 and 2015 were $60.0 million and $80.4 million, respectively. The provision for income taxes for the six months ended June 30, 2016 was impacted by lower pre-tax income and a tax benefit related to long-term incentive compensation offset by the tax impact of the Merger transaction costs. (see Note 2 and Note 16 to the TECO Energy Consolidated Financial Statements).

Liquidity and Capital Resources

The table below sets forth the June 30, 2016 consolidated liquidity and cash balances, the cash balances at the operating companies and Parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities (1)	$1,300.0	$475.0	$125.0	$700.0
Drawn amounts/letters of credit (1)	617.2	123.5	3.7	490.0
Available credit facilities	682.8	351.5	121.3	210.0
Cash and short-term investments	29.2	13.8	1.7	13.7
Total liquidity	$712.0	$365.3	$123.0	$223.7

(1)	Includes amounts under the TECO Energy/TECO Finance $400 million one-year term loan facility that was fully funded on June 30, 2016.

Cash Impacts of the Emera Acquisition

We expect net cash outflows associated with the acquisition of approximately $50 million in 2016, primarily in the third quarter, and approximately $20 million in 2017 (representing cash payments of transaction costs accrued at June 30).  In connection with the stipulation approved by the NMPRC, pre-tax costs of approximately $30 million are expected to be recorded in the third quarter of 2016, with associated cash outflows over a 5-year period. In addition, a $27 million pro-rated dividend was paid to TECO Energy shareholders in July 2016.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At June 30, 2016, TECO Energy and its subsidiaries were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2016. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated)
			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	June 30, 2016
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	46.2%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	46.2%
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	29.1%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	29.1%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	46.1%
TECO Energy/TECO Finance
Credit facility - 2013 $300 million (2)	Debt/capital	Cannot exceed 65%	62.4%
Credit facility - 2016 $400 million (2)	Debt/capital	Cannot exceed 65%	62.4%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.

Credit Ratings of Senior Unsecured Debt at June 30, 2016

	Standard & Poor’s (S&P)	Moody’s	Fitch
Tampa Electric Company	BBB+	A2	A-
New Mexico Gas Company	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa1	BBB

On July 6, 2016, Moody’s downgraded the credit ratings of TECO Energy/TECO Finance to Baa2 from Baa1 and the issuer rating and senior unsecured ratings of Tampa Electric Company to A3 from A2. This concluded the ratings review commenced by Moody’s on June 2, 2016. Moody’s described the ratings outlook for the companies as stable.

On July 1, 2016, following the Merger with Emera, S&P affirmed the issuer credit ratings of TECO Energy and the senior unsecured debt ratings of its subsidiaries, TECO Finance, Tampa Electric Company and NMGC, and maintained the ratings outlook at negative.

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

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TECO Energy Consolidated Financial Statements). The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings (see the Risk Factors in Item 1A of Part II of this quarterly report). These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At June 30, 2016, the fair value of derivatives was not materially affected by nonperformance risk.

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

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the increase in the average market price component of the company’s outstanding natural gas swaps of approximately 13% from Dec. 31, 2015 to June 30, 2016. For natural gas, the company maintained a similar volume hedged as of June 30, 2016 as compared to Dec. 31, 2015.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the six month period ended June 30, 2016:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2015	$(26.0)
Additions and net changes in unrealized fair value of derivatives	6.6
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	23.8
Net fair value of derivatives as of June 30, 2016	$4.4

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2015	$(26.0)
Change in fair value of derivative net assets (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	6.2
Recorded in earnings	0.0
Realized net settlement of derivatives	23.8
Option premium payments	0.4
Net fair value of derivatives as of June 30, 2016	$4.4

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at June 30, 2016:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	3.0	1.4	4.4
Model prices (2)	0.0	0.0	0.0
Total	$3.0	$1.4	$4.4
(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

Item 1A.RISK FACTORS

TECO Energy updated the risk factors in its 2015 Annual Report on Form 10-K as described below.

Risks Associated with the Integration with Emera

TECO Energy and its subsidiaries are subject to business uncertainties during the period of integration with Emera that could adversely affect TECO Energy’s financial results.

Uncertainty about the effect of the Merger on employees or vendors and others, including contractors, may have an adverse effect on TECO Energy.  These uncertainties may impair TECO Energy’s and its subsidiaries’ ability to attract, retain and motivate key personnel, and could cause vendors and others, including contractors, that deal with TECO Energy to seek to change existing business relationships. Employee retention and recruitment may continue to be challenging after the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite TECO Energy’s retention and recruiting efforts, key employees retire, depart or fail to accept employment with TECO Energy or its subsidiaries due to the uncertainty of employment and difficulty of integration or a desire not to remain with the combined company, TECO Energy may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could have a material adverse effect on TECO Energy’s business operations and financial results.

Matters relating to integration-related issues may place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on integration -related issues could affect TECO Energy’s financial results.

We have been and may continue to be the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies who have entered into mergers and acquisition transactions. Following the announcement of the execution of the Merger Agreement, 12 putative stockholder class actions were filed challenging the Merger. In November 2015, the defendants party to the litigation entered into a Memorandum of Understanding (the “MOU”) with the various shareholder plaintiffs to settle, subject to court approval, all of the pending shareholder lawsuits challenging the proposed Merger. As a result of the MOU, TECO Energy made additional disclosures related to the proposed Merger in a proxy supplement filed on Nov. 18, 2015.  Subsequent to the Merger closing the parties are expected to enter into a formal settlement agreement in August, which will be filed with the Hillsborough Circuit Court Judge for approval. Additionally, the judge will consider the award of attorneys’ fees to the plaintiffs’ lawyers. See Note 12 to the TECO Energy Consolidated Financial Statements. Defending against these claims, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

A factor in our customer growth in both Florida and New Mexico is net in migration of new residents, both domestic and non-U.S. A slowdown in the U.S. economy could reduce the number of new residents and slow customer growth. In addition, New Mexico has significant oil and natural gas production from the San Juan and Permian production basins. The current low oil and natural gas-price environment has reduced drilling activity and oil and natural gas production in some producing regions, which has reduced employment in those industries and industries that serve them. A continuation of these conditions could slow growth in the New Mexico economy, which could reduce earnings and cash flow from NMGC.

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

For the past several years, at Tampa Electric and electric utilities across the United States, weather-normalized electricity consumption per residential customer has declined due to the combined effects of voluntary conservation efforts, economic conditions and improvements in lighting and appliance efficiency.

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

PGS and NMGC, which typically have short but significant winter peak periods that are dependent on cold weather, and are more weather-sensitive than Tampa Electric, which has both summer and winter peak periods. NMGC typically earns all of its net income in the first and fourth quarters, due to winter weather. Mild winter weather could negatively impact results at TECO Energy.

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

Potential amendments to the Florida Constitution regarding solar energy could adversely impact Tampa Electric.

In 2015, there was a proposed constitutional ballot initiative for the 2016 election approved by the Florida Supreme Court to promote increased direct sale and use of solar energy to generate electricity which has now been delayed to the 2018 election. There is also a proposed constitutional amendment on the August 2016 primary election ballot that could, if passed by 60% of the voters, lead to lower property taxes on solar technology used in commercial applications, and promote increased direct sale and use of solar energy to generate electricity.

The potential amendment to the Florida constitution in 2018 and the proposed amendment on the August 2016 primary election ballot would encourage the installation of solar arrays to generate electricity by retail customers and third parties, and allow sales of electricity by non-utility generators. Increased use of solar generation and sales by third parties would reduce energy sales and revenues at Tampa Electric. In addition, Tampa Electric could make investments in facilities to serve customers during periods that solar energy is not available that would not be profitable.

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

The Clean Power Plan establishes state-specific emission rate- and mass-based goals measured against a 2012 baseline. As Tampa Electric’s investments in lower-GHG production largely occurred before 2012 and are factored into Florida’s baseline generating capacity, Tampa Electric may encounter more difficulty than its competitors in achieving cost-effective GHG emission reductions. Because the ultimate form of Florida’s state plan remains unknown, the increased compliance costs that Tampa Electric may face as a result of the Clean Power Plan are currently uncertain.

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

Although TECO Energy was in compliance with all required financial covenants as of June 30, 2016, it cannot assure compliance with these financial covenants in the future. TECO Energy’s failure to comply with any of these covenants or to meet its payment obligations could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding debt obligations. TECO Energy may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If TECO Energy’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. TECO Energy’s ability to restructure or refinance its debt will depend on the condition of the capital markets and TECO Energy’s financial condition at such time. Any refinancing of TECO Energy’s debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict TECO Energy from adopting some of these alternatives.

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

TECO Finance and TEC have debt maturing in 2017 and subsequent years, which may need to be refinanced. Future financial market conditions could limit TECO Energy’s ability to raise the capital it needs and could increase its interest costs, which could reduce earnings. If TECO Energy is not able to issue new debt, or TECO Energy issues debt at interest rates higher than expected, its financial results or condition could be adversely affected.

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

Under calculation requirements of the Pension Protection Act, as of the Jan. 1, 2016, measurement date, TECO Energy’s pension plan was essentially fully funded. Under MAP 21, TECO Energy is not required to make additional cash contributions over the next five years; however, TECO Energy may make additional cash contributions from time to time. Any future declines in the financial markets or further declines in interest rates could increase the amount of contributions required to fund its pension plan in the future, and could cause pension expense to increase.

TECO Energy’s financial condition and results could be adversely affected if its capital expenditures are greater than forecast.

In 2016, TECO Energy is forecasting capital expenditures at Tampa Electric to support the current levels of customer growth, to comply with the design changes mandated by the FPSC to harden transmission and distribution facilities against hurricane damage, to maintain transmission and distribution system reliability, to maintain coal-fired generating unit reliability and efficiency, and to add generating capacity at the Polk Power Station. In 2016, TECO Energy is forecasting capital expenditures at PGS to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel and cast iron pipe. Forecasted capital expenditures at NMGC are expected to support customer and system reliability and expansion.

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

TECO Energy’s senior unsecured debt is rated as investment grade by S&P at ‘BBB’, by Moody’s at ‘Baa2’, and by Fitch at ‘BBB’. The senior unsecured debt of TEC is rated by S&P at ‘BBB+’, by Moody’s at ‘A3’ and by Fitch at ‘A-’. The senior unsecured debt of NMGC is rated by S&P at BBB+. A downgrade to below investment grade by the rating agencies, which would require a two-notch downgrade by S&P, Moody’s and Fitch, may affect TECO Energy’s ability to borrow, may change requirements for future collateral or margin postings, and may increase financing costs, which may decrease earnings. TECO Energy may also experience greater interest expense than it would have otherwise if, in future periods, it replaces maturing debt with new debt bearing higher interest rates due to any downgrades. In addition, downgrades could adversely affect TECO Energy’s relationships with customers and counterparties.

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

TECO Energy is a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. Accordingly, all of TECO Energy’s operations are conducted by its subsidiaries. As a holding company, TECO Energy requires dividends and other payments from its subsidiaries to meet its cash requirements. If TECO Energy’s subsidiaries are unable to pay it dividends or make other cash payments to it, TECO Energy may be unable to satisfy its obligations.

In connection with the sale of TECO Coal to Cambrian, TECO Energy temporarily retained obligations under letters of indemnity that guarantee payments on bonds posted for the reclamation of mines prior to the completion of the transfer of all permits to the purchaser by the Commonwealths of Kentucky and Virginia.

These letters of indemnity guarantee payments to certain surety companies that issued reclamation bonds to the Commonwealths of Kentucky and Virginia in connection with TECO Coal's mining operations.  Payments by TECO Energy to the surety companies would be triggered if the reclamation bonds are called upon by either of these states and the permit holder or TECO Coal or one of the affiliates transferred to Cambrian as part of the sale did not pay the surety company. Pursuant to the SPA, Cambrian is obligated to file applications required in connection with the change of ownership and control of TECO Coal and its affiliates with the appropriate governmental entities with respect to the coal mining permits.  Pursuant to the terms of the SPA, Cambrian is obligated to post a bond or other appropriate collateral necessary to obtain the release of the corresponding bond(s) secured by the TECO Energy indemnity for that permit. The company is working with Cambrian on the process of replacing the bonds. However, until the bonds secured by TECO Energy's indemnity are released, TECO Energy's indemnity will remain effective.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	Total Number of	Average Price	Total Number of Shares	Maximum Number (or
	Shares (or Units)	Paid per Share	(or Units) Purchased as	Approximate Dollar Value)
	Purchased (1)	(or Unit)	Part of Publicly	of Shares (or Units) that
			Announced Plans or	May Yet Be Purchased
			Programs	Under the Plans or
				Programs
Apr. 1, 2016 - Apr. 30, 2016	348	$27.75	0	0
May 1, 2016 - May 31, 2016	4,109	$27.55	0	0
June 1, 2016 - June 30, 2016	323	$27.70	0	0
Total 2nd Quarter 2016	4,780	$27.57	0	0
(1)

These shares were not repurchased through a publicly announced plan or program, but rather relate to retirement plans of the company. Specifically, these shares represent shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits - See index on page 66.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: August 8, 2016	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 8, 2016	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on July 1, 2016 (Exhibit 3.1, Form 8-K dated July 1, 2016 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended and restated effective July 1, 2016 (Exhibit 3.2, Form 8-K dated July 1, 2016 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

4.1	Twelfth Supplemental Indenture dated as of July 1, 2016 between TECO Energy, Inc. and The Bank of New York Mellon, as trustee.

4.2	Fifth Supplemental Indenture dated as of July 1, 2016 between TECO Finance, Inc., TECO Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

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