Form 10-Q
period 2016-09-30
TECO ENERGY INC; TAMPA ELECTRIC CO
filed 2016-11-08
CIK 350563, 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of Nov. 4, 2016, there were 1,000 shares of TECO Energy, Inc.’s common stock outstanding, all of which were held, beneficially and of record, by Emera US Holdings Inc. As of Nov. 4, 2016, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
CAIR	Clean Air Interstate Rule
Cambrian	Cambrian Coal Corporation
capacity clause	capacity cost-recovery clause, as established by the FPSC
CCRs	coal combustion residuals
CES	Continental Energy Systems
CMO	collateralized mortgage obligation
CNG	compressed natural gas
company	TECO Energy, Inc.
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
DR-CAFTA	Dominican Republic Central America – United States Free Trade Agreement
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
GCBF	gas cost billing factor
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
ICSID	International Centre for the Settlement of Investment Disputes
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
KWH	kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation

Term	Meaning
Merger Agreement	Agreement and Plan of Merger dated Sept. 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
NMGI	New Mexico Gas Intermediate, Inc.
NMPRC	New Mexico Public Regulation Commission
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
Parent	TECO Energy (the holding company, excluding subsidiaries)
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PGA	purchased gas adjustment
PGAC	purchased gas adjustment clause
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	Securities Purchase Agreement dated Sept. 21, 2015, by and between TECO Diversified and Cambrian relating to the purchase of TECO Coal by Cambrian
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Coal	TECO Coal LLC, and its subsidiaries, a coal producing subsidiary of TECO Diversified
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Energy	TECO Energy, Inc.
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TECO Guatemala	TECO Guatemala, Inc., a subsidiary of TECO Energy, Inc., parent company of formerly owned generating and transmission assets in Guatemala
TGH	TECO Guatemala Holdings, LLC
TRC	TEC Receivables Company
TSI	TECO Services, Inc.

Term	Meaning
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sept. 30,	Dec. 31,
(millions)	2016	2015
Current assets
Cash and cash equivalents	$24.4	$23.8
Receivables, less allowance for uncollectibles of $2.9 and $2.1 at Sept. 30, 2016 and Dec. 31, 2015, respectively	268.2	280.7
Inventories, at average cost
Fuel	85.2	113.4
Materials and supplies	83.7	76.8
Regulatory assets	21.8	44.8
Prepayments and other current assets	24.0	30.8
Total current assets	507.3	570.3

Property, plant and equipment
Utility plant in service
Electric	7,473.9	7,270.3
Gas	2,216.6	2,113.8
Construction work in progress	916.8	794.7
Other property	16.8	15.9
Property, plant and equipment, at original costs	10,624.1	10,194.7
Accumulated depreciation	(2,862.2)	(2,712.9)
Total property, plant and equipment, net	7,761.9	7,481.8

Other assets
Regulatory assets	458.7	395.2
Goodwill	408.4	408.4
Deferred charges and other assets	87.4	77.8
Total other assets	954.5	881.4
Total assets	$9,223.7	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital	Sept. 30,	Dec. 31,
(millions, except share amounts)	2016	2015
Current liabilities
Long-term debt due within one year	$0.0	$333.3
Notes payable	610.5	247.0
Accounts payable	264.0	255.4
Customer deposits	160.6	182.1
Regulatory liabilities	148.2	84.8
Derivative liabilities	1.6	24.1
Interest accrued	53.1	36.2
Taxes accrued	65.0	13.2
Other	44.5	22.6
Total current liabilities	1,347.5	1,198.7

Other liabilities
Deferred income taxes	650.1	570.7
Investment tax credits	10.2	10.5
Regulatory liabilities	718.8	715.8
Deferred credits and other liabilities	412.6	389.6
Long-term debt, less amount due within one year	3,490.3	3,489.2
Total other liabilities	5,282.0	5,175.8

Commitments and contingencies (see Note 8)

Capital
Common equity (10.0 million shares authorized, par value $0.01 and 1,000 shares outstanding at Sept. 30, 2016; 400.0 million shares authorized, par value $1 and 235.3 million shares outstanding at Dec. 31, 2015)	0.0	235.3
Additional paid in capital	2,154.7	1,894.5
Retained earnings	457.1	441.4
Accumulated other comprehensive loss	(17.6)	(12.2)
Total capital	2,594.2	2,559.0
Total liabilities and capital	$9,223.7	$8,933.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Sept. 30,
(millions, except per share amounts)	2016	2015
Revenues
Regulated electric	$585.2	$559.3
Regulated gas	138.6	131.5
Unregulated	2.9	3.0
Total revenues	726.7	693.8
Expenses
Regulated operations and maintenance
Fuel	173.5	176.6
Purchased power	38.3	23.8
Cost of natural gas sold	53.2	42.0
Other	153.6	150.1
Merger transaction-related costs	37.9	15.4
Depreciation and amortization	92.0	87.8
Taxes, other than income	56.3	51.5
Total expenses	604.8	547.2
Income from operations	121.9	146.6
Other income
Allowance for other funds used during construction	6.5	4.7
Other income, net	2.1	1.4
Total other income	8.6	6.1
Interest charges
Interest expense	47.1	48.4
Allowance for borrowed funds used during construction	(3.2)	(2.3)
Total interest charges	43.9	46.1
Income from continuing operations before provision for income taxes	86.6	106.6
Provision for income taxes	17.2	41.7
Net income from continuing operations	69.4	64.9
Discontinued operations
Loss from discontinued operations	(0.2)	(17.8)
Benefit for income taxes	0.2	6.1
Loss from discontinued operations, net	0.0	(11.7)
Net income	$69.4	$53.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Nine months ended Sept. 30,
(millions, except per share amounts)	2016	2015
Revenues
Regulated electric	$1,506.6	$1,540.8
Regulated gas	522.9	518.1
Unregulated	9.0	8.5
Total revenues	2,038.5	2,067.4
Expenses
Regulated operations and maintenance
Fuel	426.1	492.5
Purchased power	80.5	60.5
Cost of natural gas sold	200.8	194.1
Other	452.2	451.9
Merger transaction-related costs	109.4	15.4
Depreciation and amortization	272.0	260.3
Taxes, other than income	160.8	156.6
Total expenses	1,701.8	1,631.3
Income from operations	336.7	436.1
Other income
Allowance for other funds used during construction	18.1	12.2
Other income, net	4.6	4.4
Total other income	22.7	16.6
Interest charges
Interest expense	142.7	146.4
Allowance for borrowed funds used during construction	(9.1)	(6.0)
Total interest charges	133.6	140.4
Income from continuing operations before provision for income taxes	225.8	312.3
Provision for income taxes	77.2	122.1
Net income from continuing operations	148.6	190.2
Discontinued operations
Loss from discontinued operations	(0.4)	(105.5)
Benefit for income taxes	0.3	38.3
Loss from discontinued operations, net	(0.1)	(67.2)
Net income	$148.5	$123.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2016	2015	2016	2015
Net income	$69.4	$53.2	$148.5	$123.0
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.2	0.6	3.3
Amortization of unrecognized benefit costs and other	0.5	0.2	0.8	1.8
Recognized cost due to curtailment	0.0	0.0	0.1	0.0
Change in benefit obligation due to remeasurement/ valuation	(6.9)	(5.7)	(6.9)	(5.7)
Recognized cost due to settlement	0.0	7.7	0.0	7.7
Other comprehensive income (loss), net of tax	(6.2)	2.4	(5.4)	7.1
Comprehensive income	$63.2	$55.6	$143.1	$130.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2016	2015
Cash flows from operating activities
Net income	$148.5	$123.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	272.0	261.5
Deferred income taxes and investment tax credits	76.5	84.6
Allowance for other funds used during construction	(18.1)	(12.2)
Non-cash stock compensation	6.4	10.1
Loss on disposals of business/assets, pretax	(0.3)	10.0
Deferred recovery clauses	54.5	13.1
Asset impairment, pretax	0.0	78.6
Receivables, less allowance for uncollectibles	12.5	46.1
Inventories	21.3	(45.7)
Prepayments and other current assets	6.8	(14.2)
Taxes accrued	54.0	31.6
Interest accrued	16.9	14.7
Accounts payable	27.7	(85.7)
Other	(27.6)	(34.6)
Cash flows from operating activities	651.1	480.9
Cash flows from investing activities
Capital expenditures	(573.3)	(511.0)
Other investing activities	8.5	(0.2)
Cash flows used in investing activities	(564.8)	(511.2)
Cash flows from financing activities
Dividends and dividend equivalents	(135.4)	(158.8)
Proceeds from the sale of common stock and equity contributions	26.2	6.4
Proceeds from long-term debt issuance	0.0	499.7
Repayment of long-term debt	(333.3)	(274.5)
Net decrease in short-term debt (maturities of 90 days or less)	(36.5)	(11.0)
Proceeds from other short-term debt (maturities over 90 days)	400.0	0.0
Other financing activities	(6.7)	(1.5)
Cash flows from (used in) financing activities	(85.7)	60.3
Net increase in cash and cash equivalents	0.6	30.0
Cash and cash equivalents at beginning of the period	23.8	25.4
Cash and cash equivalents at end of the period	$24.4	$55.4
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(20.6)	$(8.1)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Capital

Unaudited

					Accumulated
			Additional		Other
		Common	Paid in	Retained	Comprehensive	Total
(millions)	Shares	Stock	Capital	Earnings	Income (Loss)	Capital
Balance, Dec. 31, 2015	235.3	$235.3	$1,894.5	$441.4	$(12.2)	$2,559.0
Net income				148.5		148.5
Other comprehensive loss, after tax					(5.4)	(5.4)
Common stock issued	0.2	0.2	(1.8)			(1.6)
Impact of Merger	(235.5)	(235.5)	235.5			0.0
Dividends and dividend equivalents				(135.4)		(135.4)
Stock compensation expense			6.4			6.4
Restricted stock—dividends			(1.6)			(1.6)
Cumulative effect of change in accounting				2.6		2.6
Equity contribution			22.1			22.1
Other			(0.4)			(0.4)
Balance, Sept. 30, 2016	0.0	$0.0	$2,154.7	$457.1	$(17.6)	$2,594.2

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

Principles of Consolidation and Basis of Presentation

Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sept. 30, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended Sept. 30, 2016 and 2015. The results of operations for the three and nine months ended Sept. 30, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, the Merger Sub Company merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. The acquisition method of accounting was not pushed down to TECO Energy or its subsidiaries. See Note 14 for further information.

Revenues

As of Sept. 30, 2016 and Dec. 31, 2015, unbilled revenues of $71.3 million and $81.1 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipt Taxes

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $32.6 million and $89.2 million for the three and nine months ended Sept. 30, 2016, respectively, compared to $31.7 million and $88.3 million for the three and nine months ended Sept. 30, 2015, respectively.

NMGC is an agent in the collection and payment of franchise fees and gross receipt taxes and is not required by a tariff to present the amounts on a gross basis. Therefore, NMGC’s franchise fees and gross receipt taxes are presented net with no line-item impact on the Consolidated Condensed Statements of Income.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and were adopted by the company are described as follows:

Interest – Imputation of Interest

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-03, Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments require debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected. The company adopted this standard in the first quarter of 2016, and Dec. 31, 2015 balances have been retrospectively restated. This change resulted in $27.7 million of debt issuance costs as of Dec. 31, 2015, previously presented as “Deferred charges and other assets”, being reclassified as a deduction from the carrying amount of the related “Long-term debt, less amount due within one year” line item on its Consolidated Condensed Balance Sheet. In accordance with ASU 2015-15 Interest: Imputation of Interest, the company continues to present debt issuance costs related to its letter of credit arrangements and related instruments in “Prepayments and other current assets” on its Consolidated Condensed Balance Sheets.

Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  The standard clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedge accounting criteria continue to be met.   The company early adopted in the third quarter of 2016 as permitted.

Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and presentation on the statement of cash flows.  The company early adopted as permitted in the first quarter of 2016. Each aspect has an accounting impact and was implemented as follows:

•

Income tax consequences – The company will no longer recognize excess tax benefits and certain tax deficiencies in additional paid in capital. Instead, the company will recognize all excess tax benefits and tax deficiencies as income tax expense or benefit on the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before the company can recognize them. The company recorded a $2.6 million cumulative adjustment to retained earnings as of Jan. 1, 2016 for excess tax benefits related to prior periods.

•	Accounting for forfeitures – The company’s policy is to estimate the number of awards expected to be forfeited, which is consistent with prior periods.
•	Classification of awards - The company had no share-based payments classified as liability awards as of Sept. 30, 2016 or Dec. 31, 2015.
•

Presentation on the statement of cash flows – Excess tax benefits are required to be presented as an operating activity on the statement of cash flows rather than as a financing activity. The change may be applied retrospectively or prospectively. The company elected to apply it prospectively, and prior periods were not retrospectively adjusted. Additionally, employee taxes paid by an employer to a tax authority when shares are withheld for tax-withholding purposes are required to be presented as a financing activity on a retrospective basis for all periods presented. Therefore, the company reclassified $1.5 million from operating activities to financing activities for the nine months ended Sept. 30, 2015.

Future Accounting Pronouncements

The company considers the applicability and impact of all ASUs issued by FASB.  The following updates have been issued by FASB but have not yet been adopted by TECO Energy. Any ASUs not included below were assessed and determined to be either not applicable to the company or are not expected to have a material impact on the consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new principle-based revenue recognition framework. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to. The guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers.  This guidance will be effective beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. The company will adopt this guidance effective Jan. 1, 2018. The company has developed an implementation plan and is continuing to evaluate the available adoption methods. While the company does not expect the impact to be significant, it is continuing to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The standard provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities.  The company does not have equity investments or available-for-sale debt securities and it does not record financial liabilities under the fair value option. However, it is evaluating the impact of the adoption of this guidance on its financial statement disclosures.  This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after Dec. 15, 2017.

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases. The standard increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with terms of more than 12 months. Under the existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The effect of leases on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows is largely unchanged.  The guidance will require additional disclosures regarding key information about leasing arrangements. This guidance is effective for annual reporting periods including interim reporting within those periods, beginning after Dec. 15, 2018. Early adoption is permitted, and is required to be applied using a modified retrospective approach. The company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments.  The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. This guidance will be effective beginning in 2020, with early adoption permitted in 2019, and will be applied using a modified retrospective approach. The company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows.  The standard provides guidance regarding the classification of certain cash receipts and cash payments on the statement of cash flows, where specific guidance is provided for issues not previously addressed.  This guidance will be effective for the company beginning in 2018, with early adoption permitted, and is required to be applied on a retrospective approach.  The company is currently evaluating the impact of adoption of this standard on its consolidated statement of cash flows.

3. Regulatory

Tampa Electric’s retail business and PGS are regulated separately by the FPSC. Tampa Electric is also subject to regulation by the FERC. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates based on a cost of service methodology which allows utilities to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

NMGC is subject to regulation by the NMPRC. The NMPRC has jurisdiction over the regulatory matters related, directly and indirectly, to NMGC providing service to its customers, including, among other things, rates, accounting procedures, securities issuances, and standards of service. NMGC must follow certain accounting guidance that pertains specifically to entities that are subject to such regulation. Comparable to the FPSC, the NMPRC sets rates at a level that allows utilities to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$83.4	$74.7
Cost-recovery clauses - deferred balances (2)	4.5	5.5
Cost-recovery clauses - offsets to derivative liabilities (2)	2.1	26.5
Environmental remediation (3)	54.8	54.0
Postretirement benefits (4)	296.4	240.6
Deferred bond refinancing costs (5)	7.1	6.5
Debt basis adjustment (6)	14.9	17.5
Competitive rate adjustment (2)	2.5	2.6
Other	14.8	12.1
Total regulatory assets	480.5	440.0
Less: Current portion	21.8	44.8
Long-term regulatory assets	$458.7	$395.2
Regulatory liabilities:
Regulatory tax liability	$7.2	$7.9
Cost-recovery clauses (2)	111.5	55.9
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (7)	670.6	679.9
Bill reduction credit (8)	8.0	0.3
Other	13.6	0.5
Total regulatory liabilities	867.0	800.6
Less: Current portion	148.2	84.8
Long-term regulatory liabilities	$718.8	$715.8

(1)

The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.

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

(5)

This asset represents the past costs associated with refinancing debt. It does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be amortized over the term of the related debt instruments.

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

(8)

See Note 14 for information regarding NMGC’s stipulation agreement including a commitment to provide an annual bill reduction credit to customers. A minor portion of this balance is attributable to timing of bill reduction credits related to TECO Energy’s acquisition of NMGC in September 2014.

4. Income Taxes

The effective tax rates for the three months ended Sept. 30, 2016 and 2015 were 19.86% and 39.12%, respectively. The effective tax rate decreased to 34.19% for the nine months ended Sept. 30, 2016 from 39.10% for the same period in 2015.

The decrease in the three-month effective tax rate of 19.26% in 2016 versus the same period in 2015 is primarily due to tax benefits recorded in the third quarter of 2016 for federal R&D credits, lower non-deductible Merger transaction costs and other permanent book-to-tax differences.

The effective tax rate for year-to-date 2016 differed from the U.S. statutory rate of 35% primarily due to the effects of federal R&D credits and the tax benefit related to long-term incentive compensation offset by non-deductible Merger transaction costs (see Notes 2 and 14 for further description). The effective tax rate for year-to-date 2015 differed from the U.S. statutory rate primarily due to tax expense related to long-term incentive compensation shares that vested below target levels.

Effective July 1, 2016 and due to the Merger with Emera, TECO Energy and its subsidiaries are included in a consolidated U.S federal income tax return with EUSHI and its subsidiaries. TECO Energy’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with EUSHI’s tax sharing agreement. To the extent that TECO Energy’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is accounted for as either a capital contribution or a distribution.

The IRS concluded its examination of TECO Energy’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2013 and forward. Years 2015 and the short tax year ending June 30, 2016 are currently under examination by the IRS under its Compliance Assurance Program (CAP). Due to the Merger with Emera, the company is only eligible to participate in the CAP through its short tax year ending June 30, 2016. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. Additionally, any state net operating losses that were generated in prior years and are still being utilized are subject to examination by state jurisdictions. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by taxing authorities in major state jurisdictions and foreign jurisdictions include 2005 and forward.

Accounting for Uncertainty in Income Taxes

Authoritative guidance related to accounting for uncertainty in income taxes requires an enterprise to recognize in its financial statements the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates that it is more likely than not, based solely on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals and litigation processes.  As of Sept. 30, 2016 and Dec. 31, 2015, TECO Energy’s uncertain tax positions were $7.7 million and zero, respectively, all of which was recorded as a reduction of deferred income tax assets for net operating losses and tax credit carryforwards. The increase was primarily due to an uncertain tax position related to federal R&D tax credits. TECO Energy believes that the total unrecognized tax benefits will decrease within the next twelve months due to the expected audit examination of TECO Energy’s federal income tax return for the short tax year ending June 30, 2016.  As of Sept. 30, 2016, if recognized, $7.7 million of the unrecognized tax benefits would reduce TECO Energy’s effective tax rate.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. Amounts disclosed for pension benefits include the amounts related to the qualified pension plan and the non-qualified, non-contributory SERP.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sept. 30,	2016	2015	2016	2015
Components of net periodic benefit expense
Service cost	$4.9	$6.7	$0.5	$0.6
Interest cost	7.2	6.5	2.0	2.0
Expected return on assets	(11.5)	(9.1)	(0.3)	(0.3)
Amortization of:
Prior service (benefit) cost	0.0	(0.1)	(0.6)	(0.6)
Actuarial loss	4.8	3.2	0.1	0.0
Regulatory asset	0.0	0.0	0.3	0.3
Curtailment cost	0.0	0.0	0.0	0.0
Settlement cost	0.0	0.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$5.4	$7.2	$2.0	$2.0
Nine months ended Sept. 30,
Components of net periodic benefit expense
Service cost	$13.9	$17.6	$1.4	$1.7
Interest cost	23.6	22.6	6.4	6.1
Expected return on assets	(34.2)	(32.4)	(0.9)	(0.8)
Amortization of:
Prior service (benefit) cost	0.2	(0.2)	(1.9)	(1.8)
Actuarial loss	11.7	11.4	0.1	0.0
Regulatory asset	0.0	0.0	0.8	0.8
Curtailment cost	1.3	0.0	0.0	0.0
Settlement cost	0.6	0.0	0.0	0.0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$17.1	$19.0	$5.9	$6.0

For the Jan. 1, 2016 measurement, TECO Energy used an assumed long-term EROA of 7.00% and a discount rate of 4.685% for pension benefits under its qualified pension plan. For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 4.667% for the Florida-based plan and 4.687% for the NMGC plan.

As a result of the Merger, TECO Energy remeasured its employee postretirement benefit plans on the Merger effective date, July 1, 2016. As part of the remeasurement, TECO Energy used an above-mean yield curve to determine its discount rate. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year. TECO Energy previously used a bond model matching technique to determine its discount rate. The change in discount rate resulting from the different methodology used to select a discount rate did not have a material impact on the company’s financial statements and provides consistency with Emera’s method for selecting a discount rate. For the July 1, 2016 measurement, TECO Energy used an assumed long-term EROA of 7.00% and a discount rate of 3.72% for pension benefits under its qualified pension plan. For the July 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 3.85%.

As a result of the remeasurement, TECO Energy’s net periodic benefit expense increased by $0.6 million for pension benefits and zero for other postretirement benefits for the three- and nine-months ended Sept. 30, 2016. TECO Energy’s liability for pension benefits increased by $61.7 million and $17.6 million for other postretirement benefits. The associated regulatory asset increased $54.0 million for pension benefits and $14.1 million for other postretirement benefits. Accumulated other comprehensive income decreased $7.7 million for pension benefits and $3.5 million for other postretirement benefits.

TECO Energy made contributions of $37.4 million and $55.0 million to its qualified pension plan for the nine months ended Sept. 30, 2016 and 2015, respectively. Additionally, NMGC made contributions of $2.7 million to its other postretirement benefits plan for the nine months ended Sept. 30, 2016 and 2015.

For the three and nine months ended Sept. 30, 2016, TECO Energy and its subsidiaries reclassified $0.8 million and $1.8 million, respectively, of pretax unamortized prior service benefit and actuarial losses from AOCI to net income as part of periodic benefit expense, compared with $0.2 million and $2.4 million for the three and nine months ended Sept. 30, 2015, respectively. In addition, during the three and nine months ended Sept. 30, 2016, the regulated companies reclassified $3.8 million and $9.1 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income as part of periodic benefit expense, compared with $2.6 million and $7.8 million for the three and nine months ended Sept. 30, 2015, respectively.

The settlement cost recognized relates to the settlement of the SERP liability for the TECO Coal participants. An estimated curtailment loss for the SERP of $1.3 million was recognized in the second quarter of 2016 as a result of retirements expected in the third quarter of 2016 as a result of the Merger, which expected retirements occurred in the third quarter of 2016.

The company’s postretirement benefit plans were not explicitly impacted by the Merger. However, TECO Energy expects to recognize a settlement charge related to the SERP of approximately $8.0 million in the first quarter of 2017 due to retirements that have occurred as a result of the Merger.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

Credit Facilities
	Sept. 30, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	49.0	0.0	150.0	61.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(4)	300.0	150.0	0.0	300.0	163.0	0.0
1-year term facility (4)(5)	400.0	400.0	0.0	0.0	0.0	0.0
New Mexico Gas Company:
5-year facility (2)	125.0	11.5	1.4	125.0	23.0	1.7
Total	$1,300.0	$610.5	$1.9	$900.0	$247.0	$2.2

(1) Borrowings outstanding are reported as notes payable.
(2) This 5-year facility matures Dec. 17, 2018.
(3) This 3-year facility matures Mar. 23, 2018.
(4) TECO Finance is the borrower and TECO Energy is the guarantor of this facility.
(5) This 1-year facility matures Mar. 14, 2017.

At Sept. 30, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sept. 30, 2016 and Dec. 31, 2015 was 1.71% and 1.29%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2016, total long-term debt had a carrying amount of $3,490.3 million and an estimated fair market value of $3,911.2 million. At Dec. 31, 2015, total long-term debt had a carrying amount of $3,822.5 million and an estimated fair market value of $4,061.6 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board or by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities totaling $58.3 million is determined using Level 1 measurements; the fair value of the remaining debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

As of Sept. 30, 2016, $232.6 million of bonds purchased in lieu of redemption, including the Series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, a suit was filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries. The suit against PGS remains pending, with a trial currently expected in February 2017. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

In addition to the two settled class actions described above, 18 insurance carriers have filed two subrogation lawsuits for monies paid to their insureds as a result of the curtailment of natural gas service in February 2011. In January 2016, the judge entered summary judgment in favor of NMGC and all of the subrogation lawsuits were dismissed. The insurance carriers subsequently filed a timely appeal of the summary judgment. In late May 2016, a settlement was reached with all the named plaintiffs in the subrogation lawsuits. A motion to dismiss the appeal was granted by the court on Aug. 2, 2016.

The settlements were not material to the company.

Proceedings in connection with the Merger with Emera

Twelve securities class action lawsuits were filed against the company and its directors by holders of TECO Energy securities following the announcement of the Emera transaction.  Eleven suits were filed in the Circuit Court for the 13th Judicial Circuit, in and for Hillsborough County, Florida.  They alleged that TECO Energy’s board of directors breached its fiduciary duties in agreeing to the Merger Agreement and sought to enjoin the Merger.  Several of these suits alleged that one or more of TECO Energy, Emera and an Emera affiliate aided and abetted such alleged breaches. The securities class action lawsuits were consolidated per court order.  Since the consolidation, two of the complaints were amended. One of those complaints has added a claim against the individual defendants for breach of fiduciary duty to disclose.  The twelfth suit was filed in the Middle District of Florida Federal Court and has subsequently been voluntarily dismissed.

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

In September 2016, a hearing was held to gain preliminary approval of a negotiated stipulation of settlement. After that hearing, the judge entered an order granting preliminary approval of the class action settlement and scheduling a final approval hearing for December 2016.

There can be no assurance that the court will grant final approval of the settlement. However, while the outcome of such proceeding remains uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

On Apr. 5, 2016, an ICSID ad hoc Committee issued a decision in favor of TGH in the annulment proceedings. In its decision, the ad hoc Committee unanimously dismissed Guatemala’s application for annulment of the award and upheld the original $21.1 million award, plus interest. In addition, the ad hoc Committee granted TGH’s application for partial annulment of the award, and ordered Guatemala to pay certain costs relating to the annulment proceedings. Because the Tribunal’s award of costs to TGH in its original arbitration was based on the Tribunal’s assessment that TGH had prevailed on liability and Guatemala had partially prevailed on damages, and the latter finding was annulled by the ad hoc Committee, the Committee also annulled the Tribunal’s award of costs to TGH.  As a result, TGH had the right to resubmit its arbitration claim against Guatemala to seek additional damages (in addition to the previously awarded $21.1 million), as well as additional interest on the $21.1 million, and its full costs relating to the original arbitration and the new arbitration proceeding. Results to date do not reflect any benefit of this decision.

On Sept. 23, 2016, TGH filed a request for resubmission to arbitration. On Oct. 3, 2016, ICSID issued a notice of registration for TGH’s request for resubmission, officially commencing the new arbitration and starting the time periods for constitution of the new tribunal.

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

Merger Commitments

In connection with the Merger with Emera, TECO Energy made certain commitments approved by the NMPRC. See Note 14 for additional information.

Guarantees

A summary of the face amount or maximum theoretical obligation and the year of expiration under guarantees as of Sept. 30, 2016 is as follows:

(millions)					Maximum
				After (1)	Theoretical	Liabilities Recognized
Guarantees for the Benefit of:	2016	2017	2018-2020	2020	Obligation	at Sept. 30, 2016
TECO Energy
Fuel sales and transportation (2)	$0.0	$0.0	$0.0	$93.9	$93.9	$0.0
Letters of indemnity - coal mining permits (3)	0.0	84.5	0.0	0.0	84.5	0.0
	$0.0	$84.5	$0.0	$93.9	$178.4	$0.0

(1) These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2020.

(2)    The amounts shown represent the maximum theoretical amounts of cash collateral that TECO Energy would be required to post in the event of a downgrade below investment grade of its long-term debt ratings by the major credit rating agencies. Liabilities recognized represent the associated potential obligation related to net derivative liabilities under these agreements at Sept. 30, 2016. See Note 10 for additional information.

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

Financial Covenants

TECO Energy and its subsidiaries must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements. TECO Energy and its subsidiaries have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2016, TECO Energy and its subsidiaries were in compliance with all applicable financial covenants.

9. Segment Information

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

Segment Information (1)
(millions)	Tampa	Peoples	New Mexico		TECO				TECO
Three months ended Sept. 30,	Electric	Gas	Gas Co. (2)		Coal (1)	Other (2)		Eliminations	Energy
2016
Revenues - external	$585.1	$103.3	$35.7		$0.0	$2.6		$0.0	$726.7
Sales to affiliates	0.8	0.4	0.0		0.0	0.1		(1.3)	0.0
Total revenues	585.9	103.7	35.7		0.0	2.7		(1.3)	726.7
Total interest charges	22.4	3.7	2.8		0.0	15.2		(0.2)	43.9
Net income (loss) from continuing operations	94.1	6.5	(19.8)	(5)	0.0	(11.4)	(5)	0.0	69.4
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0		0.0	0.0		0.0	0.0
Net income (loss)	$94.1	$6.5	$(19.8)		$0.0	$(11.4)		$0.0	$69.4
2015
Revenues - external	$559.4	$88.1	$43.7		$0.0	$2.6		$0.0	$693.8
Sales to affiliates	0.8	2.0	0.0		0.0	0.0		(2.8)	0.0
Total revenues	560.2	90.1	43.7		0.0	2.6		(2.8)	693.8
Total interest charges	24.1	3.7	3.2		0.0	15.4		(0.3)	46.1
Net income (loss) from continuing operations	82.1	6.2	(2.8)		0.0	(20.6)		0.0	64.9
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0		(12.1)	0.4		0.0	(11.7)
Net income (loss)	$82.1	$6.2	$(2.8)		$(12.1)	$(20.2)		$0.0	$53.2

(millions)	Tampa	Peoples	New Mexico		TECO					TECO
Nine months ended Sept. 30,	Electric	Gas	Gas Co. (2)		Coal (1)	Other (2)		Eliminations		Energy
2016
Revenues - external	$1,506.6	$330.0	$194.0		$0.0	$7.9		$0.0		$2,038.5
Sales to affiliates	3.0	6.8	0.0		0.0	0.1		(9.9)		0.0
Total revenues	1,509.6	336.8	194.0		0.0	8.0		(9.9)		2,038.5
Total interest charges	68.8	11.1	9.1		0.0	45.3		(0.7)		133.6
Net income (loss) from continuing operations	212.9	26.7	(4.8)	(5)	0.0	(86.2)	(5)	0.0		148.6
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0		0.0	(0.1)		0.0		(0.1)
Net income (loss)	$212.9	$26.7	$(4.8)		$0.0	$(86.3)		$0.0		$148.5
2015
Revenues - external	$1,540.8	$302.0	$216.7		$0.0	$7.9		$0.0		$2,067.4
Sales to affiliates	2.4	4.5	0.0		0.0	0.1		(7.0)		0.0
Total revenues	1,543.2	306.5	216.7		0.0	8.0		(7.0)		2,067.4
Total interest charges	71.2	10.8	9.8		0.0	49.6		(1.0)		140.4
Net income (loss) from continuing operations	198.0	28.4	11.0		0.0	(47.2)		0.0		190.2
Income (loss) from discontinued operations, net (1)	0.0	0.0	0.0		(69.6)	2.4		0.0		(67.2)
Net income (loss)	$198.0	$28.4	$11.0		$(69.6)	$(44.8)		$0.0		$123.0
At Sept. 30, 2016
Total assets	$7,244.9	$1,161.5	$1,230.4		$0.0	$2,031.8		$(2,444.9)	(4)	$9,223.7
At Dec. 31, 2015
Total assets (3)	$7,003.8	$1,136.1	$1,229.7		$0.0	$1,945.1		$(2,381.2)	(4)	$8,933.5

(1)    All periods have been adjusted to reflect the results from discontinued operations for TECO Coal and certain charges and gains at Other, including Parent and TECO Diversified, that directly relate to TECO Coal and TECO Guatemala. See Note 15.

(2) NMGI is included in the Other segment.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.
(4) Amounts primarily relate to consolidated tax reclassifications.
(5) Includes transaction costs associated with the Merger with Emera. See Note 14.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric, PGS and NMGC;
•	To optimize the utilization of NMGC’s physical natural gas storage capacity; and
•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates.

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

The derivatives that are designated as cash flow hedges at Sept. 30, 2016 and Dec. 31, 2015 are reflected on the company’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $2.2 million and $0.2 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively. Derivative liabilities totaled $1.7 million and $26.2 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Sept. 30, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Sept. 30, 2016, net pretax gains of $0.5 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The Sept. 30, 2016 and Dec. 31, 2015 balance in AOCI related to the cash flow hedges and interest rate swaps (unsettled and previously settled) is presented in Note 12.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sept. 30, 2016 and 2015, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and nine months ended Sept. 30, 2016 and 2015 is presented in Note 12. These gains and losses were the result of interest rate contracts for TEC. The location of the reclassification to income was reflected in “Interest expense” for TEC.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Sept. 30, 2018 for financial natural gas contracts. The following table presents the company’s derivative volumes that, as of Sept. 30, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

Derivative Volumes	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	14.2
2017	0.0	32.8
2018	0.0	5.3
Total	0.0	52.3

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

Recurring Fair Value Measures
	As of Sept. 30, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$2.2	$0.0	$2.2

Liabilities
Natural gas derivatives	$0.0	$1.7	$0.0	$1.7

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivatives	$0.0	$0.2	$0.0	$0.2

Liabilities
Natural gas derivatives	$0.0	$26.2	$0.0	$26.2

The natural gas derivatives are OTC swap, forward and option instruments. Fair values of swaps and forwards are estimated utilizing the market approach. The price of swaps and forwards are calculated using observable NYMEX quoted closing prices of exchange-traded futures. Fair values of options are estimated utilizing the income approach. The price of options is calculated using the Black-Scholes model with observable exchange-traded futures as the primary pricing inputs to the model. Additional inputs to the model include historical volatility, discount rate, and a locational basis adjustment to NYMEX. The resulting prices are applied to the notional quantities of active swap, forward and option positions to determine the fair value (see Note 10).

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

As of Sept. 30, 2016 and Dec. 31, 2015, the carrying value of the company’s short-term debt is not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value is determined using Level 2 measurements. See Note 7 for information regarding the fair value of the company’s long-term debt.

12. Other Comprehensive Income

TECO Energy reported the following OCI related to changes in the fair value of cash flow hedges, recognized cost due to curtailment, change in benefit obligation due to remeasurement and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	1.0	(0.4)	0.6
Gain on cash flow hedges	0.3	(0.1)	0.2	1.0	(0.4)	0.6
Amortization of unrecognized benefit costs and other (2)	0.8	(0.3)	0.5	1.3	(0.5)	0.8
Change in benefit obligation due to remeasurement (3)	(11.2)	4.3	(6.9)	(11.2)	4.3	(6.9)
Recognized cost due to curtailment (4)	0.0	0.0	0.0	0.1	0.0	0.1
Total other comprehensive loss	$(10.1)	$3.9	$(6.2)	$(8.8)	$3.4	$(5.4)
2015
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income (1)	0.3	(0.1)	0.2	1.0	(0.5)	0.5
Gain on cash flow hedges	0.3	(0.1)	0.2	5.3	(2.0)	3.3
Amortization of unrecognized benefit costs (2)	0.4	(0.2)	0.2	2.9	(1.1)	1.8
Change in benefit obligation due to valuation (5)	(8.7)	3.0	(5.7)	(8.7)	3.0	(5.7)
Recognized cost due to settlement (6)	12.1	(4.4)	7.7	12.1	(4.4)	7.7
Total other comprehensive income	$4.1	$(1.7)	$2.4	$11.6	$(4.5)	$7.1

(1) Related to interest rate contracts recognized in Interest expense.
(2) Related to postretirement benefits. See Note 5 for additional information.
(3) Related to remeasurement of employee postretirement benefit plans on the Merger closing date. See Note 5 for additional information.
(4) Related to the estimated curtailment loss for the SERP. See Note 5 for additional information.

(5)  Related to the transfer of employees and their associated postretirement benefits from TEC to the TECO Energy shared services company. TEC recognized these deferred costs as regulatory assets, whereas the shared services company recognized them in AOCI.

(6) Related to the settlement of the TECO Coal black lung obligation at the closing of the sale. See Notes 15 for additional information.

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2016	Dec. 31, 2015
Unamortized pension loss and prior service credit (1)	$(37.7)	$(34.2)
Unamortized other benefit gains, prior service costs and transition obligations (2)	23.1	25.6
Net unrealized losses from cash flow hedges (3)	(3.0)	(3.6)
Total accumulated other comprehensive loss	$(17.6)	$(12.2)

(1) Net of tax benefit of $23.5 million and $21.5 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively.
(2) Net of tax expense of $14.3 million and $16.1 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively.
(3) Net of tax benefit of $1.9 million and $2.3 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively.

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

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $19.1 million and $48.1 million under these PPAs for the three and nine months ended Sept. 30, 2016, respectively, and $10.7 million and $26.0 million for the three and nine months ended Sept. 30, 2015, respectively.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Mergers and Acquisitions

Merger with Emera Inc.

Description of Transaction

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, the Merger Sub Company merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera.

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

As part of the stipulation agreement filed with the NMPRC, upon closing of the Merger, NMGC agreed, among other things, to:

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

The company recorded the pretax costs of $30.4 million (or approximately $17.7 million after tax) related to these commitments in the three months ended Sept. 30, 2016. The bill credit of $8.0 million was recognized as a reduction in “Regulated gas revenues” and the remaining items recorded in “Merger transaction-related costs” on the Consolidated Condensed Statements of Income for the three and nine months ended Sept. 30, 2016. As of Sept. 30, 2016, approximately $30 million remains to be paid and is included in “Other” in cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows for the nine months ended Sept. 30, 2016.

Transaction-Related Costs

In addition to the Merger-related regulatory matters above, during the three and nine months ended Sept. 30, 2016, TECO Energy also incurred approximately $15.5 million and $87.0 million, respectively, of pretax transaction-related costs ($9.6 million and $68.1 million after tax, respectively), compared with approximately $15.4 million of pretax transaction-related costs during the three and nine months ended Sept. 30, 2015. These costs are presented in “Merger transaction-related costs” on the Consolidated Condensed Statements of Income.

For the three months ended Sept. 30, 2016, the $15.5 million of costs are primarily for accelerated vesting of outstanding stock-based compensation awards in accordance with the Merger Agreement and other employee-related costs. For the nine months ended Sept. 30, 2016, the costs also include $27.7 million of investment banking, legal and other consultant costs, $42.4 million for change-in-control and other compensation payments, and $1.3 million for a non-cash SERP curtailment charge recorded in the second quarter. During the third quarter of 2016, Emera contributed $22 million to TECO Energy primarily related to funding accelerated stock compensation payments. Transaction-related costs expensed and paid through Sept. 30, 2016 have been reflected in cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows for the nine months ended Sept. 30, 2016. As of Sept. 30, 2016, approximately $20 million remains to be paid. These remaining costs are expected to be paid primarily in the first quarter of 2017 and are included in “Accounts payable” in cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows for the nine months ended Sept. 30, 2016.

See Notes 4 and 5 for information regarding impacts to the company’s taxes and employee postretirement benefits, respectively, as a result of the Merger.

Dividends Paid

On June 22, 2016, in accordance with the Merger Agreement, the TECO Energy board of directors declared a special pro-rated dividend at the then-current rate of $0.002527 per share per day that accrued from May 16, 2016 (the prior TECO Energy dividend record date) until and including June 30, 2016 (the day prior to the effective date of the Merger). This dividend was accrued on the company’s Consolidated Condensed Balance Sheet as of June 30, 2016. On July 12, 2016, TECO Energy paid this dividend of $26.8 million to shareholders of record as of the close of business on the last trading day prior to the effective date of the Merger.

15. Discontinued Operations and Asset Impairments

TECO Coal

On Sept. 21, 2015, TECO Energy’s subsidiary, TECO Diversified, entered into an SPA and completed the sale of all of its ownership interest in TECO Coal to Cambrian.  The SPA did not provide for an up-front purchase payment, but provides for future contingent consideration of up to $60 million that may be paid yearly through 2019 if certain coal benchmark prices reach certain levels. The 2015 benchmark price was not reached and no contingent consideration payment was triggered. TECO Energy retains certain deferred tax assets and personnel-related liabilities, but all other TECO Coal assets and liabilities, including working capital, asset retirement obligations and workers compensation reserves, were transferred in the transaction.  Letters of indemnity related to TECO Coal reclamation bonds will remain in effect until the bonds are replaced by Cambrian (see description of guarantees in Note 8). The SPA contained customary representations, warranties and covenants (see Note 8 for description of a claim filed by Cambrian related to the SPA). The costs shown for 2016 in the table below reflects charges for personnel-related liabilities that remained with TECO Energy and legal costs associated with the claim related to the SPA.

Since the closing of the sale, TECO Energy has not had influence over operations of TECO Coal, therefore the contingent payments are not considered to meet the definition of direct cash flows under the applicable discontinued operations FASB guidance.

TECO Guatemala

In 2012, TECO Guatemala completed the sale of its interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala. All periods presented reflect the classification of results from operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala as discontinued operations. While TECO Energy and its subsidiaries no longer have assets or operations in Guatemala, its subsidiary, TECO Guatemala Holdings, LLC, has retained its rights under its arbitration claim filed against the Republic of Guatemala (see Note 8). The charges shown in the table below are legal costs associated with that claim.

Combined Components of Discontinued Operations

The following table provides selected components of discontinued operations related to the sales of TECO Coal and TECO Guatemala:

Components of income from discontinued operations	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(millions)	2016	2015	2016	2015
Revenues—TECO Coal	$0.0	$51.6	$0.0	$200.4
Loss from operations—TECO Coal	(0.1)	(7.4)	(0.2)	(16.4)
Loss on sale—TECO Coal	0.0	(10.0)	0.0	(10.0)
Loss on impairment—TECO Coal	0.0	0.0	0.0	(78.6)
Loss from operations—TECO Guatemala	(0.1)	(0.4)	(0.2)	(0.5)
Loss from discontinued operations—TECO Coal	(0.1)	(17.4)	(0.2)	(105.0)
Loss from discontinued operations—TECO Guatemala	(0.1)	(0.4)	(0.2)	(0.5)
Loss from discontinued operations	(0.2)	(17.8)	(0.4)	(105.5)
Benefit for income taxes	0.2	6.1	0.3	38.3
Loss from discontinued operations, net	$0.0	$(11.7)	$(0.1)	$(67.2)

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	Sept. 30,	Dec. 31,
(millions)	2016	2015
Property, plant and equipment
Utility plant in service
Electric	$7,473.9	$7,270.3
Gas	1,466.3	1,398.6
Construction work in progress	875.2	771.1
Utility plant in service, at original costs	9,815.4	9,440.0
Accumulated depreciation	(2,808.3)	(2,676.8)
Utility plant in service, net	7,007.1	6,763.2
Other property	10.5	9.7
Total property, plant and equipment, net	7,017.6	6,772.9

Current assets
Cash and cash equivalents	15.4	9.1
Receivables, less allowance for uncollectibles of $2.5 and $1.5 at Sept. 30, 2016 and Dec. 31, 2015, respectively	254.9	230.2
Inventories, at average cost
Fuel	80.7	105.6
Materials and supplies	80.2	73.1
Regulatory assets	20.6	44.3
Taxes receivable from affiliate	0.0	61.3
Prepayments and other current assets	16.3	21.5
Total current assets	468.1	545.1

Deferred debits
Regulatory assets	438.2	373.8
Other	29.9	16.8
Total deferred debits	468.1	390.6
Total assets	$7,953.8	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	Sept. 30,	Dec. 31,
(millions)	2016	2015
Capitalization
Common stock	$2,395.4	$2,305.4
Accumulated other comprehensive loss	(3.0)	(3.6)
Retained earnings	371.2	313.7
Total capital	2,763.6	2,615.5
Long-term debt	2,162.6	2,161.7
Total capitalization	4,926.2	4,777.2

Current liabilities
Long-term debt due within one year	0.0	83.3
Notes payable	49.0	61.0
Accounts payable	222.0	221.6
Customer deposits	155.2	176.3
Regulatory liabilities	140.4	83.2
Derivative liabilities	1.4	24.1
Interest accrued	40.1	16.9
Taxes accrued	74.5	13.2
Other	10.3	10.2
Total current liabilities	692.9	689.8

Deferred credits
Deferred income taxes	1,388.2	1,308.8
Investment tax credits	10.2	10.5
Regulatory liabilities	597.0	603.5
Deferred credits and other liabilities	339.3	318.8
Total deferred credits	2,334.7	2,241.6

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$7,953.8	$7,708.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sept. 30,
(millions)	2016	2015
Revenues
Electric	$586.0	$560.1
Gas	103.1	88.1
Total revenues	689.1	648.2
Expenses
Regulated operations and maintenance
Fuel	173.5	176.6
Purchased power	38.3	23.8
Cost of natural gas sold	40.4	28.5
Other	134.6	128.7
Depreciation and amortization	82.8	79.0
Taxes, other than income	52.6	47.8
Total expenses	522.2	484.4
Income from operations	166.9	163.8
Other income
Allowance for other funds used during construction	6.2	4.6
Other income, net	2.1	1.2
Total other income	8.3	5.8
Interest charges
Interest on long-term debt	27.7	29.0
Other interest	1.5	1.0
Allowance for borrowed funds used during construction	(3.1)	(2.2)
Total interest charges	26.1	27.8
Income before provision for income taxes	149.1	141.8
Provision for income taxes	48.5	53.5
Net income	100.6	88.3
Other comprehensive income, net of tax
Gain on cash flow hedges	0.2	0.2
Total other comprehensive income, net of tax	0.2	0.2
Comprehensive income	$100.8	$88.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sept. 30,
(millions)	2016	2015
Revenues
Electric	$1,509.0	$1,542.9
Gas	329.9	302.0
Total revenues	1,838.9	1,844.9
Expenses
Regulated operations and maintenance
Fuel	426.1	492.5
Purchased power	80.5	60.5
Cost of natural gas sold	126.4	101.9
Other	388.2	384.8
Depreciation and amortization	245.1	233.8
Taxes, other than income	148.6	144.9
Total expenses	1,414.9	1,418.4
Income from operations	424.0	426.5
Other income
Allowance for other funds used during construction	17.8	12.1
Other income, net	4.3	3.6
Total other income	22.1	15.7
Interest charges
Interest on long-term debt	84.5	84.5
Interest expense	3.9	3.3
Allowance for borrowed funds used during construction	(8.6)	(5.8)
Total interest charges	79.8	82.0
Income before provision for income taxes	366.3	360.2
Provision for income taxes	126.7	133.8
Net income	239.6	226.4
Other comprehensive income, net of tax
Gain on cash flow hedges	0.6	3.3
Total other comprehensive income, net of tax	0.6	3.3
Comprehensive income	$240.2	$229.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2016	2015
Cash flows from operating activities
Net income	$239.6	$226.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	245.1	233.8
Deferred income taxes and investment tax credits	69.8	52.6
Allowance for funds used during construction	(17.8)	(12.1)
Deferred recovery clauses	54.3	13.7
Receivables, less allowance for uncollectibles	(24.7)	(31.4)
Inventories	17.8	(44.4)
Prepayments	6.4	(7.9)
Taxes accrued	122.6	93.6
Interest accrued	23.2	24.5
Accounts payable	18.6	(39.8)
Other	(52.3)	(34.4)
Cash flows from operating activities	702.6	474.6
Cash flows from investing activities
Capital expenditures	(517.6)	(473.8)
Net proceeds from sale of assets	8.7	0.0
Cash flows used in investing activities	(508.9)	(473.8)
Cash flows from financing activities
Common stock	90.0	88.0
Proceeds from long-term debt issuance	0.0	251.2
Repayment of long-term debt	(83.3)	(83.3)
Net decrease in short-term debt	(12.0)	(58.0)
Dividends	(182.1)	(175.9)
Cash flows from (used in) financing activities	(187.4)	22.0
Net increase in cash and cash equivalents	6.3	22.8
Cash and cash equivalents at beginning of period	9.1	10.4
Cash and cash equivalents at end of period	$15.4	$33.2
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(19.6)	$(10.1)

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s 2015 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy. For the purposes of its consolidated financial reporting, TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS. For the periods presented, no VIEs have been consolidated (see Note 13).

Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2016 and Dec. 31, 2015, and the results of operations and cash flows for the periods ended Sept. 30, 2016 and 2015. The results of operations for the three and nine months ended Sept. 30, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2016.

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

On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, the Merger Sub Company merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. The acquisition method of accounting was not pushed down to TECO Energy or its subsidiaries, including TEC. See Note 14 for further information.

Revenues

As of Sept. 30, 2016 and Dec. 31, 2015, unbilled revenues of $63.7 million and $53.7 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $32.6 million and $89.2 million for the three and nine months ended Sept. 30, 2016, respectively, and $31.7 million and $88.3 million for the three and nine months ended Sept. 30, 2015, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and were adopted by TEC are described as follows:

Interest – Imputation of Interest

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-03, Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments require debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected. TEC adopted this standard in the first quarter of 2016, and Dec. 31, 2015 balances have been retrospectively restated. This change resulted in $18.1 million of debt issuance costs as of Dec. 31, 2015, previously presented as “Deferred charges and other assets”, being reclassified as a deduction from the carrying amount of the related “Long-term debt, less amount due within one year” line item on its Consolidated Condensed Balance Sheet. In accordance with ASU

2015-15 Interest: Imputation of Interest, TEC continues to present debt issuance costs related to its letter of credit arrangements and related instruments in “Prepayments and other current assets” on its Consolidated Condensed Balance Sheets.

Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  The standard clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedge accounting criteria continue to be met. TEC early adopted in the third quarter of 2016 as permitted.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by FASB.  The following updates have been issued by FASB but have not yet been adopted by TEC. Any ASUs not included below were assessed and determined to be either not applicable to TEC or are not expected to have a material impact on the consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new principle-based revenue recognition framework. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to. The guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers.  This guidance will be effective beginning in 2018, with early adoption permitted in 2017, and will allow for either full retrospective adoption or modified retrospective adoption. TEC will adopt this guidance effective Jan. 1, 2018. TEC has developed an implementation plan and is continuing to evaluate the available adoption methods. While TEC does not expect the impact to be significant, it is continuing to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The standard provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities.  TEC does not have equity investments or available-for-sale debt securities and it does not record financial liabilities under the fair value option. However, it is evaluating the impact of the adoption of this guidance on its financial statement disclosures.  This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after Dec. 15, 2017.

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases. The standard increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with terms of more than 12 months. Under the existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The effect of leases on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows is largely unchanged.  The guidance will require additional disclosures regarding key information about leasing arrangements. This guidance is effective for annual reporting periods including interim reporting within those periods, beginning after Dec. 15, 2018. Early adoption is permitted, and is required to be applied using a modified retrospective approach. TEC is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments.  The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. This guidance will be effective beginning in 2020, with early adoption permitted in 2019, and will be applied using a modified retrospective approach. TEC is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows.  The standard provides guidance regarding the classification of certain cash receipts and cash payments on the statement of cash flows, where specific guidance is provided for issues not previously addressed.  This guidance will be effective for TEC beginning in 2018, with early adoption permitted, and is required to be applied on a retrospective approach.  TEC is currently evaluating the impact of adoption of this standard on its consolidated statement of cash flows.

3. Regulatory

Tampa Electric’s retail business and PGS are regulated separately by the FPSC. Tampa Electric is also subject to regulation by the FERC. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates based on a cost of service methodology which allows utilities to collect total revenues (revenue requirement) equal to their cost of providing service, plus a reasonable return on invested capital.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2016	Dec. 31, 2015
Regulatory assets:
Regulatory tax asset (1)	$83.1	$74.6
Cost-recovery clauses - deferred balances (2)	4.4	5.2
Cost-recovery clauses - offsets to derivative liabilities (2)	1.5	26.2
Environmental remediation (3)	54.8	54.0
Postretirement benefits (4)	296.5	238.3
Deferred bond refinancing costs (5)	5.9	6.5
Competitive rate adjustment (2)	2.5	2.6
Other	10.1	10.7
Total regulatory assets	458.8	418.1
Less: Current portion	20.6	44.3
Long-term regulatory assets	$438.2	$373.8
Regulatory liabilities:
Regulatory tax liability	$5.3	$5.7
Cost-recovery clauses (2)	107.8	54.2
Transmission and delivery storm reserve	56.1	56.1
Accumulated reserve - cost of removal (6)	554.8	570.0
Other	13.4	0.7
Total regulatory liabilities	737.4	686.7
Less: Current portion	140.4	83.2
Long-term regulatory liabilities	$597.0	$603.5
(1)

The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.

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

(5)

This asset represents the past costs associated with refinancing debt. It does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be amortized over the term of the related debt instruments.

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

4. Income Taxes

Effective July 1, 2016 and due to the Merger with Emera, TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with EUSHI’s tax sharing agreement. To the extent that TEC’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is accounted for as either a capital contribution or a distribution. Taxes accrued to affiliates was $14.2 million as of Sept. 30 2016.

TEC’s effective tax rates for the three months ended Sept. 30, 2016 and 2015 were 32.53% and 37.73%, respectively. The effective tax rates for the nine months ended Sept. 30, 2016 and 2015 were 34.59% and 37.15%, respectively. The decrease in the three-month effective tax rate of 5.2% in 2016 versus the same period in 2015 is primarily due to a tax benefit recorded in the third quarter of 2016 for federal R&D credits. TEC’s effective tax rates for the nine months ended Sept. 30, 2016 and 2015 differ from the statutory rate principally due to the tax benefit related to AFUDC-equity and federal R&D credits.

The IRS concluded its examination of TECO Energy’s 2014 consolidated federal income tax return in December 2015. The U.S. federal statute of limitations remains open for the year 2013 and forward. Years 2015 and the short tax year ending June 30, 2016 are currently under examination by the IRS under its Compliance Assurance Program (CAP). Due to the Merger with Emera, TECO Energy is only able to participate in the CAP through its short tax year ending June 30, 2016. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized.

Accounting for Uncertainty in Income Taxes

Authoritative guidance related to accounting for uncertainty in income taxes require an enterprise to recognize in its financial statements the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates that it is more likely than not, based solely on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals and litigation processes.  As of Sept. 30, 2016 and Dec. 31, 2015, TEC’s uncertain tax positions were $6.5 million and zero, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The increase was due to an uncertain tax position related to federal R&D tax credits. TEC believes that the total unrecognized tax benefits will decrease within the next twelve months due to the expected audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016.  As of Sept. 30, 2016, if recognized, $6.5 million of the unrecognized tax benefits would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Sept. 30, 2016 and 2015, respectively, was $3.5 million and $3.3 million for pension benefits, and $1.7 million and $1.4 million for other postretirement benefits. TEC’s portion of the net pension expense for the nine months ended Sept. 30, 2016 and 2015, respectively, was $9.6 million and $10.1 million for pension benefits, and $4.7 million and $4.3 million for other postretirement benefits.

For the Jan. 1, 2016 measurement, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.685% for pension benefits under its qualified pension plan.  For the Jan. 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.667%.

As a result of the Merger, TECO Energy remeasured its employee postretirement benefit plans on the Merger effective date, July 1, 2016. As part of the remeasurement, TECO Energy used an above-mean yield curve to determine its discount rate. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year. TECO Energy previously used a bond model matching technique to determine its discount rate. The change in discount rate resulting from the different methodology used to select a discount rate did not have a material impact on the company’s financial statements and provides consistency with Emera’s method for selecting a discount rate. For the July 1, 2016 measurement, TECO Energy used an assumed long-term EROA of 7.00% and a discount rate of 3.72% for pension benefits under its qualified pension plan. For the July 1, 2016 measurement of TECO Energy’s other postretirement benefits, TECO Energy assumed a discount rate of 3.85%.

As a result of the remeasurement, TEC’s net periodic benefit expense increased by $0.8 million for pension benefits and $0.3 million for other postretirement benefits for the three- and nine-months ended Sept. 30, 2016. TEC’s liability and associated regulatory asset for pension benefits increased $53.3 million and $12.4 million for other postretirement benefits.

TECO Energy made contributions of $37.4 million and $55.0 million to its qualified pension plan in the nine months ended Sept. 30, 2016 and 2015, respectively. TEC’s portion of the contributions was $30.9 million and $43.9 million, respectively.

Included in the benefit expenses discussed above, for the three and nine months ended Sept. 30, 2016, TEC reclassified $2.8 million and $7.6 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income, compared with $2.3 million and $7.0 million for the three and nine months ended Sept. 30, 2015, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

Credit Facilities
	Sept. 30, 2016			Dec. 31, 2015
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.5	$325.0	$0.0	$0.5
3-year accounts receivable facility (3)	150.0	49.0	0.0	150.0	61.0	0.0
Total	$475.0	$49.0	$0.5	$475.0	$61.0	$0.5
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Dec. 17, 2018.
(3)	This 3-year facility matures Mar. 23, 2018.

At Sept. 30, 2016, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sept. 30, 2016 and Dec. 31, 2015 was 1.32% and 0.89%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At Sept. 30, 2016, TEC’s total long-term debt had a carrying amount of $2,162.6 million and an estimated fair market value of $2,505.6 million. At Dec. 31, 2015, TEC’s total long-term debt had a carrying amount of $2,245.0 million and an estimated fair market value of $2,433.3 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board or by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities totaling $58.3 million is determined using Level 1 measurements; the fair value of the remaining debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

As of Sept. 30, 2016, $232.6 million of bonds purchased in lieu of redemption, including the series 2006 HCIDA Bonds described above, were held by the trustee at the direction of TEC to provide an opportunity to evaluate refinancing alternatives.

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

Peoples Gas Legal Proceedings

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in the natural gas service to Lee and Collier counties, Florida.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, a suit was filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries. The suit against PGS remains pending, with a trial currently expected in February 2017. The company is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on the company’s results of operations, financial condition or cash flows.

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

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2016, TEC was in compliance with all applicable financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended Sept. 30,	Electric	PGS	Eliminations		Company
2016
Revenues - external	$585.9	$103.2	$0.0		$689.1
Intracompany sales	0.0	0.5	(0.5)		0.0
Total revenues	585.9	103.7	(0.5)		689.1
Total interest charges	22.4	3.7	0.0		26.1
Net income	$94.1	$6.5	$0.0		$100.6
2015
Revenues - external	$560.1	$88.1	$0.0		$648.2
Intracompany sales	0.1	2.0	(2.1)		0.0
Total revenues	560.2	90.1	(2.1)		648.2
Total interest charges	24.1	3.7	0.0		27.8
Net income	$82.1	$6.2	$0.0		$88.3
Nine months ended Sept. 30,
2016
Revenues - external	$1,508.9	$330.0	$0.0		$1,838.9
Intracompany sales	0.7	6.8	(7.5)		0.0
Total revenues	1,509.6	336.8	(7.5)		1,838.9
Total interest charges	68.8	11.1	(0.1)		79.8
Net income	$212.9	$26.7	$0.0		$239.6
2015
Revenues - external	$1,542.9	$302.0	$0.0		$1,844.9
Intracompany sales	0.3	4.5	(4.8)		0.0
Total revenues	1,543.2	306.5	(4.8)		1,844.9
Total interest charges	71.2	10.8	0.0		82.0
Net income	$198.0	$28.4	$0.0		$226.4
Total assets at Sept. 30, 2016	$7,244.9	$1,161.5	$(452.6)	(2)	$7,953.8
Total assets at Dec. 31, 2015 (1)	$7,003.8	$1,136.1	$(431.3)	(2)	$7,708.6

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Amounts relate to consolidated tax reclassifications.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

The derivatives that are designated as cash flow hedges at Sept. 30, 2016 and Dec. 31, 2015 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long-term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $1.5 million and $0.0 as of Sept. 30, 2016 and Dec. 31, 2015, respectively. Derivative liabilities totaled $1.5 million and $26.2 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Condensed Balance Sheets. There was no cash collateral posted with or received from any counterparties.

All of the derivative assets and liabilities at Sept. 30, 2016 and Dec. 31, 2015 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at Sept. 30, 2016, net pretax losses of $0.1 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

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

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Sept. 30, 2018 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of Sept. 30, 2016, are expected to settle during the 2016, 2017 and 2018 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2016	0.0	7.7
2017	0.0	23.2
2018	0.0	5.3
Total	0.0	36.2

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

Recurring Derivative Fair Value Measures
	As of Sept. 30, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$1.5	$0.0	$1.5

Liabilities
Natural gas swaps	$0.0	$1.5	$0.0	$1.5

	As of Dec. 31, 2015
(millions)	Level 1	Level 2	Level 3	Total
Liabilities
Natural gas swaps	$0.0	$26.2	$0.0	$26.2

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

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2016
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.3	(0.1)	0.2	1.0	(0.4)	0.6
Gain on cash flow hedges	0.3	(0.1)	0.2	1.0	(0.4)	0.6
Total other comprehensive income	$0.3	$(0.1)	$0.2	$1.0	$(0.4)	$0.6
2015
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$4.3	$(1.5)	$2.8
Reclassification from AOCI to net income	0.3	(0.1)	0.2	1.0	(0.5)	0.5
Gain on cash flow hedges	0.3	(0.1)	0.2	5.3	(2.0)	3.3
Total other comprehensive income	$0.3	$(0.1)	$0.2	$5.3	$(2.0)	$3.3

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2016	Dec. 31, 2015
Net unrealized losses from cash flow hedges (1)	$(3.0)	$(3.6)
Total accumulated other comprehensive loss	$(3.0)	$(3.6)
(1)	Net of tax benefit of $1.9 million and $2.3 million as of Sept. 30, 2016 and Dec. 31, 2015, respectively.

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

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $19.1 million and $48.1 million under these PPAs for the three and nine months ended Sept. 30, 2016, respectively, and $10.7 million and $26.0 million for the three and nine months ended Sept. 30, 2015, respectively.

TEC does not provide any material financial or other support to any of the VIEs it is involved with, nor is TEC under any obligation to absorb losses associated with these VIEs. In the normal course of business, TEC’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Mergers and Acquisitions

Merger with Emera Inc.

As disclosed in Note 1, TEC is a wholly owned subsidiary of TECO Energy. On July 1, 2016, TECO Energy and Emera completed the Merger contemplated by the Merger Agreement entered into on Sept. 4, 2015. As a result of the Merger, the Merger Sub Company merged with and into TECO Energy with TECO Energy continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Emera. Therefore, TEC continues to be a wholly owned subsidiary of TECO Energy and became an indirect wholly owned subsidiary of Emera as of July 1, 2016.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Managements Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: the ability to retain and motivate the workforce during the period of integration with Emera; regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida and New Mexico economies; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices  affecting cost at all of the operating companies; natural gas demand at the utilities; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and the update in TECO Energy’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

Merger with Emera

On July 1, 2016, TECO Energy’s Merger with Emera closed. Upon closing, TECO Energy became a wholly owned indirect subsidiary of Emera. Pursuant to the Merger Agreement, upon closing, each issued and outstanding share of TECO Energy common stock was cancelled and converted into the right to receive $27.55 in cash, without interest (see Note 14 to the TECO Energy Consolidated Financial Statements). The acquisition method of accounting was not pushed down to TECO Energy or its subsidiaries.

Earnings Summary - Unaudited

	Three Months Ended Sept. 30,		Nine months ended Sept. 30,
(millions) Except per-share amounts	2016	2015	2016	2015
Consolidated revenues	$726.7	$693.8	$2,038.5	$2,067.4
Net income from continuing operations	69.4	64.9	148.6	190.2
Loss on discontinued operations, net	0.0	(11.7)	(0.1)	(67.2)
Net income	69.4	53.2	148.5	123.0

Operating Results

Three Months Ended Sept. 30, 2016

Third quarter 2016 net income was $69.4 million, compared with $53.2 million in the third quarter of 2015.  Net income from continuing operations was $69.4 million in the 2016 third quarter, compared with $64.9 million for the same period in 2015. Third quarter 2016 results include $27.3 million of costs related to the Merger with Emera ($45.9 million pretax), compared with $12.2 million in the third quarter of 2015 ($15.4 million pretax) (see Note 14 to the TECO Energy Consolidated Financial Statements). The third quarter loss in discontinued operations of $11.7 million in 2015 reflected the operating results and charges associated with TECO Coal, which was sold in 2015 (see Note 15 to the TECO Energy Consolidated Financial Statements).

Nine Months Ended Sept. 30, 2016

Year-to-date net income through the third quarter of 2016 was $148.5 million, compared with $123.0 million in the 2015 year-to-date period.  Net income from continuing operations was $148.6 million in the 2016 year-to-date period, compared with $190.2 million for the same period in 2015. Year-to-date 2016 net income reflects $85.8 million of Emera transaction-related costs ($117.4 million pretax), compared to $12.2 million of Emera transaction-related costs ($15.4 million pretax) and $1.2 million of NMGC integration costs in the year-to-date 2015 results. The $67.2 million year-to-date loss in discontinued operations in 2015 reflected the operating results and charges associated with TECO Coal, which was sold in 2015.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the third quarter of 2016 was $94.1 million, compared with $82.1 million for the same period in 2015.  Third-quarter net income in 2016 included $6.2 million of AFUDC-equity, which represents allowed equity cost capitalized to construction costs, and $6.2 million of federal R&D tax credits, compared with $4.6 million of AFUDC-equity in the 2015 quarter. Results for the quarter reflected a 1.6% higher average number of customers. Energy sales were higher due to above normal summer weather compared to the third quarter of 2015 when weather was only slightly above normal. Third quarter results also reflected higher operations and maintenance expense and higher depreciation expense than in 2015, as further discussed below.

Total degree days in Tampa Electric's service area in the third quarter of 2016 were 8% above normal and 6% above the 2015 period. Pretax base revenues were $16.5 million higher than in 2015 due to higher energy sales from above normal weather, customer growth and a $1.5 million increase from higher base rates effective Nov. 1, 2015 as a result of the 2013 rate case settlement.

While net energy for load is a calendar measurement of retail energy sales rather than a billing-cycle measurement, the quarterly energy sales shown on the following table reflect the energy sales based on billing cycles, which can vary period to period. Retail energy sales to residential and commercial customers increased in the third quarter of 2016 primarily due to above-normal summer temperatures compared to the 2015 quarter when summer temperatures were slightly above normal.  Sales to non-phosphate industrial customers increased due to the strength of the Tampa area economy.  Sales to lower-margin industrial-phosphate customers increased as self-generation by those customers decreased.

In the third quarter of 2016, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, increased $4.0 million driven by higher employee-related accruals in 2016 compared to 2015.  Depreciation and amortization expense increased $1.8 million in 2016 as a result of normal additions to facilities to reliably serve customers.

Tampa Electric’s year-to-date net income was $212.9 million, compared with $198.0 million in the 2015 period, driven by higher base revenue from 1.6% higher average number of customers partially offset by higher operations and maintenance and depreciation expense.  Year-to-date net income in 2016 included $17.8 million of AFUDC-equity and $6.2 million of federal R&D tax credits, compared with $12.1 million of AFUDC-equity in the 2015 period. Energy sales were higher compared to 2015 due to the above-normal third quarter temperatures and customer growth.

Year-to-date total degree days in Tampa Electric's service area were 6% above normal but 2% below the 2015 period, when degree days where 7% above normal. Total net energy for load increased 1.8% in the year-to-date 2016 period, compared with the same period in 2015. In the 2016 year-to-date period, pretax base revenues were $20.2 million higher than in 2015, including approximately $4 million of higher pretax base revenue resulting from higher base rates effective Nov. 1, 2015 as a result of the 2013 rate case settlement.

In the 2016 year-to-date period, retail energy sales to residential and commercial customers increased primarily from customer growth.  Sales to non-phosphate industrial customers and to lower-margin industrial-phosphate customers increased as a result of the same factors as the third quarter.

In the 2016 year-to-date period, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was approximately $5.0 million higher than in the 2015 period, reflecting higher costs to safely and reliably operate and maintain the generating, transmission and distribution systems and provide high-quality customer service; and higher employee-related costs, including higher short-term incentive accruals in 2016 compared to 2015.  Depreciation and amortization expense increased $5.3 million in 2016, as a result of normal additions to facilities to reliably serve customers.

Tampa Electric’s regulated operating statistics for the three and nine months ended Sept. 30, 2016 and 2015 are as follows:

(millions, except average customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended Sept. 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$331.0	$311.8	6.2	2,960.1	2,728.8	8.5
Commercial	167.3	167.1	0.1	1,814.0	1,753.6	3.4
Industrial – Phosphate	12.9	11.0	17.3	159.4	130.8	21.9
Industrial – Other	28.8	27.7	4.0	339.4	313.7	8.2
Other sales of electricity	47.6	46.2	3.0	502.9	473.8	6.1
Deferred and other revenues (1)	(17.5)	(18.2)	3.8
Total energy sales	570.1	545.6	4.5	5,775.8	5,400.7	6.9
Sales for resale	2.0	0.2	900.0	56.6	5.0	1,032.0
Other operating revenue	13.8	14.4	(4.2)
Total revenues	$585.9	$560.2	4.6	5,832.4	5,405.7	7.9
Average customers (thousands)	731.8	720.1	1.6
Retail net energy for load (kilowatt hours)				6,045.2	5,700.1	6.1
Total degree days				1,768	1,666	6.1

Nine months ended Sept. 30,
By Customer Type
Residential	$801.0	$792.6	1.1	7,115.4	6,898.8	3.1
Commercial	447.7	454.9	(1.6)	4,767.2	4,713.6	1.1
Industrial – Phosphate	38.7	38.3	1.0	480.9	471.8	1.9
Industrial – Other	81.6	80.3	1.6	957.3	912.6	4.9
Other sales of electricity	130.4	131.7	(1.0)	1,351.0	1,329.9	1.6
Deferred and other revenues (1)	(35.0)	(1.4)	(2,400.0)
Total energy sales	1,464.4	1,496.4	(2.1)	14,671.8	14,326.7	2.4
Sales for resale	4.1	3.0	36.7	130.2	89.7	45.2
Other operating revenue	41.1	43.8	(6.2)
Total revenues	$1,509.6	$1,543.2	(2.2)	14,802.0	14,416.4	2.7
Average customers (thousands)	729.1	717.3	1.6
Retail net energy for load (kilowatt hours)				15,623.7	15,345.0	1.8
Total degree days				3,625	3,700	(2.0)

(1) Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $6.5 million for the third quarter, compared with $6.2 million in the 2015 quarter. Results reflect a 2.7% higher average number of customers in the quarter and increased therm sales to commercial customers as a result of customer growth and a stronger economy. Off system sales increased due to power generation demand resulting from warmer weather and coal-to-gas switching. Third-quarter results in 2016 reflected operations and maintenance expense $0.6 million higher than in the 2015 period driven by higher employee-related costs in 2016 compared to 2015. Depreciation and amortization increased $0.6 million due to normal additions to facilities to serve customers.

PGS reported net income of $26.7 million for the year-to-date period, compared with $28.4 million in the 2015 year-to-date period. Results reflect a 2.4% higher average number of customers and increased residential and commercial therm sales due to strong economic conditions in Florida. Off system sales increased due to the same reasons as in the third quarter. Operations and maintenance expense increased $2.8 million compared to the 2015 period, driven by higher general operating costs around pipeline safety compliance and customer growth. Depreciation and amortization increased $1.6 million due to normal additions to facilities to serve customers.

PGS’s regulated operating statistics for the three and nine months ended Sept. 30, 2016 and 2015 are as follows:

(millions, except average customers)	Operating Revenues			Therms
Three months ended Sept. 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$25.8	$26.8	(3.7)	10.8	10.9	(0.9)
Commercial	31.0	30.8	0.6	108.2	106.0	2.1
Industrial	3.5	3.3	6.1	79.9	68.8	16.1
Off system sales	27.7	13.5	105.2	79.5	43.0	84.9
Power generation	1.8	1.7	5.9	204.8	192.2	6.6
Other revenues	11.1	11.2	(0.9)
Total	$100.9	$87.3	15.6	483.2	420.9	14.8
By Sales Type
System supply	$61.0	$48.5	25.8	96.1	60.1	59.9
Transportation	28.8	27.6	4.3	387.1	360.8	7.3
Other revenues	11.1	11.2	(0.9)
Total	$100.9	$87.3	15.6	483.2	420.9	14.8
Average customers (thousands)	370.9	361.0	2.7

Nine months ended Sept. 30,
By Customer Type
Residential	$106.8	$104.1	2.6	58.3	57.9	0.7
Commercial	108.3	104.9	3.2	367.1	354.1	3.7
Industrial	10.2	9.8	4.1	241.3	215.1	12.2
Off system sales	59.0	35.7	65.3	205.5	112.7	82.3
Power generation	3.9	5.6	(30.4)	584.5	567.6	3.0
Other revenues	40.0	38.4	4.2
Total	$328.2	$298.5	9.9	1,456.7	1,307.4	11.4
By Sales Type
System supply	$194.0	$169.6	14.4	282.7	192.0	47.2
Transportation	94.2	90.5	4.1	1,174.0	1,115.4	5.3
Other revenues	40.0	38.4	4.2
Total	$328.2	$298.5	9.9	1,456.7	1,307.4	11.4
Average customers (thousands)	369.4	360.6	2.4

New Mexico Gas Company

NMGC reported a third-quarter 2016 loss of $19.8 million, compared with a $2.8 million loss in the 2015 period. In the third quarter of 2016, NMGC recorded approximately $18 million of costs ($30.4 million pretax) related to the conditions contained in the Emera acquisition stipulation agreement approved by the NMPRC, of which the bill credit was recognized as a reduction in revenues and the remaining items recorded as expenses (see Note 14 to the TECO Energy Consolidated Financial Statements). Excluding the impact of the stipulation agreement, NMGC’s loss for the quarter was $1.3 million compared to the prior year quarter loss of $2.8 million.

Growth in the average number of customers in the 2016 third quarter and year-to-date periods were 0.6%. In the third quarter, heating degree days were above the 2015 quarter but 16% below normal. Excluding the costs related to the stipulation mentioned above, non-fuel operating and maintenance expense was slightly lower than in the 2015 quarter due to cost efficiency initiatives.

NMGC reported a year-to-date loss of $4.8 million compared with net income of $11.0 million in the 2015 period, due to the recording of costs in the third quarter related to the conditions contained in the Emera acquisition stipulation agreement. Excluding the impact of the stipulation agreement, year-to-date net income was $13.7 million compared to $11.0 million in 2015. Year-to-date results reflected customer growth and the benefit of heating degree days that were slightly higher than in 2015, but more than 4% below normal. Excluding the costs related to the stipulation mentioned above, operating and maintenance expense was slightly lower due to cost efficiency initiatives.

NMGC’s regulated operating statistics for the three and nine months ended Sept. 30, 2016 and 2015 are as follows:

(millions, except average customers and total degree days)	Operating Revenues			Therms
Three months ended Sept. 30,	2016	2015	% Change	2016	2015	% Change
By Customer Type
Residential	$30.4	$30.3	0.3	23.4	22.5	4.0
Commercial	8.0	8.3	(3.6)	11.3	11.7	(3.4)
Industrial	0.1	0.2	(50.0)	0.2	0.4	(50.0)
On system transportation	3.3	3.1	6.5	73.4	70.0	4.9
Off system transportation	0.2	0.2	-	12.4	12.1	2.5
Other revenues (1)	(6.3)	1.6	(493.8)
Total	$35.7	$43.7	(18.3)	120.7	116.7	3.4
By Sales Type
System supply	$38.5	$38.8	(0.8)	34.9	34.6	0.9
Transportation	3.5	3.3	6.1	85.8	82.1	4.5
Other revenues (1)	(6.3)	1.6	(493.8)
Total	$35.7	$43.7	(18.3)	120.7	116.7	3.4
Average customers (thousands)	517.5	514.5	0.6
Total degree days				30	4	650.0

Nine months ended Sept. 30,
By Customer Type
Residential	$145.2	$156.0	(6.9)	188.8	182.7	3.3
Commercial	36.5	41.8	(12.7)	69.4	69.5	(0.1)
Industrial	0.4	0.5	(20.0)	0.8	1.0	(20.0)
Off system sales	0.6	0.3	100.0	3.9	1.2	225.0
On system transportation	13.9	12.8	8.6	245.3	228.1	7.5
Off system transportation	0.7	0.7	-	35.8	34.7	3.2
Other revenues (1)	(3.3)	4.6	(171.7)
Total	$194.0	$216.7	(10.5)	544.0	517.2	5.2
By Sales Type
System supply	$182.7	$198.6	(8.0)	262.9	254.4	3.3
Transportation	14.6	13.5	8.1	281.1	262.8	7.0
Other revenues (1)	(3.3)	4.6	(171.7)
Total	$194.0	$216.7	(10.5)	544.0	517.2	5.2
Average customers (thousands)	518.7	515.7	0.6
Total degree days				2,457	2,397	2.5

(1) Includes a bill reduction credit of $8.0 million. See Note 14 to the TECO Energy Consolidated Financial Statements.

Other (net)

The segment data in Note 9 to the TECO Energy Consolidated Condensed Financial Statements presents Other and Eliminations as separate segments. The discussion below nets the two segments.

The third quarter 2016 net loss for Other – net was $11.4 million, compared with $20.2 million in the third quarter 2015, which included $0.4 million income from discontinued operations. The third quarter 2016 net loss from continuing operations for Other – net was $11.4 million, which included $9.6 million of costs associated with the Emera transaction primarily for accelerated vesting of outstanding stock-based compensation awards, a $3.5 million tax benefit related to stock-based compensation awards paid in the third quarter, and a $3.2 million tax benefit related to recharacterizing certain prior year lobbying expenses as deductible for tax purposes. The third quarter 2015 net loss from continuing operations for Other-net was $20.6 million, which included $12.2 million of transaction costs related to the Emera transaction.

Year-to-date 2016 net loss for Other – net was $86.3 million, which included a $0.1 million loss from discontinued operations, compared with a net loss of $44.8 million for Other - net in the 2015 period, which included $2.4 million of income from discontinued operations related to TECO Coal. Year-to-date 2016 net loss from continuing operations for Other – net was $86.2 million, which included $68.1 of costs related to the Emera transaction primarily for employee-related and consultant fees, a $5.8 million tax benefit due to an accounting rule change related to stock-based incentive compensation recorded in the first quarter of 2016, lower interest expense as a result of refinancing debt maturities, and tax benefits recorded in the third quarter. In comparison, the year-to-date 2015 net loss from continuing operations was $47.2 million, which included $12.2 million of costs related to the Emera transaction and $1.2 million of NMGC integration-related costs.

Discontinued Operations – TECO Coal

The third quarter 2016 loss from discontinued operations was zero, compared with a $11.7 million loss in the 2015 period, which reflected TECO Coal’s operating results prior to its sale in September 2015 and a $7.7 million charge related to black lung liabilities. The year-to-date 2016 loss from discontinued operations was $0.1 million, compared with a loss of $67.2 million in the 2015 period, which reflected TECO Coal’s operating loss, net of impairment charges of $50.8 million and the black-lung related charge (see Note 15 to the TECO Energy Consolidated Financial Statements).

Income Taxes

The provisions for income taxes from continuing operations for the nine month periods ended Sept. 30, 2016 and 2015 were $77.2 million and $122.1 million, respectively. The provision for income taxes for the nine months ended Sept. 30, 2016 was impacted by lower pre-tax income, tax benefits related to federal R&D tax credits and long-term incentive compensation, offset by the tax impact of the nondeductible Merger transaction costs (see Notes 2 and 14 to the TECO Energy Consolidated Financial Statements).

Liquidity and Capital Resources

The table below sets forth the Sept. 30, 2016 consolidated liquidity and cash balances, the cash balances at the operating companies and Parent, and amounts available under the TECO Energy/TECO Finance, TEC and NMGC credit facilities.

				TECO Finance
(millions)	Consolidated	TEC	NMGC	Parent/other
Credit facilities (1)	$1,300.0	$475.0	$125.0	$700.0
Drawn amounts/letters of credit (1)	612.4	49.5	12.9	550.0
Available credit facilities	687.6	425.5	112.1	150.0
Cash and short-term investments	24.4	15.4	1.7	7.3
Total liquidity	$712.0	$440.9	$113.8	$157.3

(1)	Includes amounts under the TECO Energy/TECO Finance $400 million one-year term loan facility which was fully funded on Sept. 30, 2016.

We are evaluating refinancing alternatives for the March 2017 maturity of the one-year term loan facility at TECO Finance and expect capital market conditions will continue to allow for a variety of financing options.

Cash Impacts of the Merger with Emera

In 2016, TECO Energy had net cash outflows associated with the Merger of approximately $55 million. In 2017, TECO Energy expects to pay approximately $20 million, primarily representing transaction costs accrued at June 30, 2016.  In connection with the stipulation agreement approved by the NMPRC, pre-tax costs of approximately $30 million were recorded in the third quarter of 2016, with associated cash outflows over a 5-year period. In addition, a $27 million pro-rated dividend was paid to TECO Energy shareholders in July 2016. During the third quarter of 2016, Emera contributed $22 million to TECO Energy primarily related to funding accelerated stock compensation payments.

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended Sept. 30, 2016 increased compared to the same period in 2015. The change is primarily due to a higher deferred recovery clause balance due to over-recovery in 2016 as fuel prices were lower than projected, higher accounts payable primarily due to Merger-related transaction costs in 2016 and higher fuel and purchased power accruals, and lower fuel inventory due to increased use of coal units.

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

Significant Financial Covenants

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	Sept. 30, 2016
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	44.4%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	44.4%
NMGC
Credit facility (2)	Debt/capital	Cannot exceed 65%	30.4%
3.54% and 4.87% senior unsecured notes	Debt/capital	Cannot exceed 65%	30.4%
NMGI
2.71% and 3.64% senior unsecured notes	Debt/capital	Cannot exceed 65%	47.6%
TECO Energy/TECO Finance
Credit facility - 2013 $300 million (2)	Debt/capital	Cannot exceed 65%	61.5%
Credit facility - 2016 $400 million (2)	Debt/capital	Cannot exceed 65%	61.5%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Condensed Financial Statements for a description of the credit facilities.

Credit Ratings of Senior Unsecured Debt at Sept. 30, 2016

	Standard & Poor’s (S&P)	Moody’s	Fitch
Tampa Electric Company	BBB+	A3	A-
New Mexico Gas Company	BBB+	-	-
TECO Energy/TECO Finance	BBB	Baa2	BBB

On July 6, 2016, following the Merger with Emera, Moody’s downgraded the senior unsecured credit ratings of TECO Energy/TECO Finance to Baa2 from Baa1 and the issuer rating and senior unsecured ratings of Tampa Electric Company to A3 from A2. This concluded the ratings review commenced by Moody’s on June 2, 2016. Moody’s described the ratings outlook for the companies as “Stable”.

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

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 10 to the TECO Energy Consolidated Financial Statements). The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings (see the Risk Factors in Item 1A of Part II of this quarterly report). These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

Commitments and Contingencies

See Note 8 to the TECO Energy Consolidated Financial Statements for information regarding the company’s commitments and contingencies as of Sept. 30, 2016.

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

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TECO Energy Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Sept. 30, 2016, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

The company’s critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets, goodwill and regulatory accounting. For further discussion of critical accounting policies and estimates, see TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the increase in the average market price component of the company’s outstanding natural gas swaps of approximately 7% from Dec. 31, 2015 to Sept. 30, 2016. For natural gas, the company increased the volume hedged as of Sept. 30, 2016 as compared to Dec. 31, 2015 by approximately 18%.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine-month period ended Sept. 30, 2016:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2015	$(26.0)
Additions and net changes in unrealized fair value of derivatives	2.2
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	24.3
Net fair value of derivatives as of Sept. 30, 2016	$0.5

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of Dec. 31, 2015	$(26.0)
Change in fair value of derivative net assets (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	1.6
Recorded in earnings	0.0
Realized net settlement of derivatives	24.3
Option premium payments	0.6
Net fair value of derivatives as of Sept. 30, 2016	$0.5

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sept. 30, 2016:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external price sources (1)	0.4	0.1	0.5
Model prices (2)	0.0	0.0	0.0
Total	$0.4	$0.1	$0.5
(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.
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

For a discussion of certain legal proceedings and environmental matters, including an update of previously disclosed legal proceedings and environmental matters, see Note 8 of the TECO Energy and Tampa Electric Company Consolidated Financial Statements.

Item 1A.RISK FACTORS

For a discussion of TECO Energy’s risk factors, see TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and the update in TECO Energy’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

Item 5.OTHER INFORMATION

As a result of the consummation of the Merger contemplated in the Merger Agreement on July 1, 2016 and as more fully described in Note 14 of the TECO Energy and Tampa Electric Company Consolidated Financial Statements, TECO Energy became a wholly-owned indirect subsidiary of Emera. As the sole shareholder, EUSHI has the ability to appoint the members of TECO Energy’s board of directors.

Item 6.	EXHIBITS

Exhibits - See index on page 60.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: Nov. 7, 2016	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: Nov. 7, 2016	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on July 1, 2016 (Exhibit 3.1, Form 8-K dated July 1, 2016 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended and restated effective Aug. 17, 2016.

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

10.1

Amendment No. 1 to Loan and Servicing Agreement dated as of Aug. 10, 2016, among TEC Receivables Corp., as Borrower, Tampa Electric Company, as Servicer, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent.

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